Form 10-Q
period 2020-09-30
GOOD WORKS ACQUISITION CORP.
filed 2020-12-03
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 001-39126

GOOD WORKS ACQUISITION CORP.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1614529
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4265 San Felipe, Suite 603 Houston, Texas	77027
(Address of Principal Executive Offices)	(Zip Code)

(713) 468-2717

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.001 par value and one-half of one redeemable warrant	GWACU	The NASDAQ Stock Market LLC
Common Stock, par value $0.001 per share	GWAC	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	GWACW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The registrant had 21,478,000 shares of common stock outstanding at December 1, 2020.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheet as of September 30, 2020 (unaudited)	1
	Condensed Statement of Operations for the three months ended September 30, 2020 (unaudited) and the period from June 24, 2020 (inception) to September 30, 2020 (unaudited)	2
	Condensed Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2020 (unaudited) and the period from June 24, 2020 (inception) to September 30, 2020 (unaudited)	3
	Statements of Cash Flows for the three months ended September 30, 2020 (unaudited) and the period from June 24, 2020 (inception) to September 30, 2020 (unaudited)	4
	Notes to the Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
Signatures		17

i

PART I - FINANCIAL INFORMATION

GOOD WORKS ACQUISITION CORP.
CONDENSED Balance Sheet

September 30, 2020

(Unaudited)

Assets
Cash	$61,815
Deferred offering costs	219,609
Total Assets	$281,424

Liabilities and Stockholders’ Equity
Accrued expenses	$125,000
Note payable - related party	135,000
Total current liabilities	260,000

Commitments

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2020	4,312
Additional paid-in capital	20,688
Accumulated deficit	(3,576)
Total stockholders’ equity	21,424

Total Liabilities and Stockholders’ Equity	$281,424

(1)   Includes 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 4 and 6).

See accompanying notes to unaudited condensed financial statements.

GOOD WORKS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Period From June 24, 2020 (Inception) Through September 30, 2020

Formation and operating costs	$3,576	$3,576

Net loss	$(3,576)	$(3,576)

Basic and diluted weighted average shares outstanding	3,750,000	3,750,000
Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)   Includes 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 4 and 6).

See accompanying notes to unaudited condensed financial statements.

GOOD WORKS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 (unaudited) and the
Period From June 24, 2020 (inception) ended September 30, 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares (1)	Amount	Capital	Deficit	Equity

Balance as of June 24, 2020 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	-	-
Balance as of June 30, 2020	-	-	-	-	-
Issuance of common stock to founders (1)	4,312,500	4,312	20,688	-	25,000
Net loss	-	-	-	(3,576)	(3,576)
Balance as of September 30, 2020	4,312,500	$4,312	$20,688	$(3,576)	$21,424

(1)   Includes 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 4 and 6).

See accompanying notes to unaudited condensed financial statements.

GOOD WORKS ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Period From June 24, 2020 (Inception) Through September 30, 2020
Cash flows from operating activities:
Net loss	$(3,576)	$(3,576)
Net cash used in operating activities	(3,576)	(3,576)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders		25,000
Proceeds from note payable-related party	85,000	135,000
Payments of offering costs	(44,609)	(94,609)
Net cash provided by financing activities	40,391	65,391

Net change in cash	36,815	61,815
Cash, beginning of the period	25,000	-
Cash, end of period	$61,815	$61,815
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Accrued deferred offering costs	$125,000	$125,000

See accompanying notes to unaudited condensed financial statements.

Good Works Acquisition Corporation

Notes to the Financial Statements

(Unaudited)

Note 1 – Description of Organization and Business Operations

Good Works Acquisition Corp. (the “Company”) was incorporated in Delaware on June 24, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from June 24, 2020 (inception) through September 30, 2020 relates to the Company’s formation and initial public offering (“Public Offering” of “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

Public Offering

The Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit on October 22, 2020. Simultaneous with the closing of the Public Offering, the Company completed the sale of 228,000 Private Units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to certain funds and accounts managed by Magnetar Financial LLC, Mint Tower Capital Management B.V., Periscope Capital Inc., and Polar Asset Management Partners Inc. (collectively, the “Anchor Investors”).

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,250,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On October 26, 2020, the underwriters purchased an additional 1,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. On November 17, 2020, the underwriters purchased an additional 500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $20,000,000 to the Company. On November 17, 2020, the underwriters canceled the remainder of the Over-Allotment Option. In connection with the cancellation of the remainder of the Over-Allotment Option, on November 17, 2020, the Company cancelled an aggregate of 62,500 shares of common stock issued to I-B Good Works LLC, the Company’s sponsor (“Sponsor”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Management agreed that an amount equal to at least $10.00 per Unit sold in the Public Offering will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. In the event of a complete liquidation of the Company, the Trust Account could be further reduced by up to $100,000 for expenses of the liquidation). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 immediately before or after such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, an affiliate of I-Bankers Securities, Inc.(“I-Bankers Securities”), the representative of the underwriters for the Company’s Public Offering, and the Company’s management and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Sponsor and the Company’s management and Directors have agreed (a) to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 21 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed an agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, we had $61,815 of cash and cash equivalents and a working capital deficit of approximately $198,000.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 20, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 28, 2020. The interim results for the period from June 24, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering and that will be charged to stockholder’s equity upon the completion of the Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the three month period ended September 30, 2020 and for the period from June 24, 2020 (inception) to September 30, 2020.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Private Placement

On October 22, 2020, simultaneously with the closing of the Public Offering, the Anchor Investors purchased an aggregate of 228,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,280,000, in a private placement that occurred simultaneously with the closing of the Public Offering. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The proceeds from the Private Units were added to the proceeds from the Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 4 – Related Party Transactions

Founder Shares

In July 2020, Sponsor, and our officers and directors (collectively, the “Founders”) purchased an aggregate of 4,312,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. In August 2020, certain of our initial stockholders forfeited 1,355,000 Founder Shares and the Anchor Investors purchased 1,355,000 Founder Shares for an aggregate purchase price of approximately $7,855, or approximately $0.006 per share. In October 2020, Sponsor forfeited an aggregate of 562,500 founder shares for no consideration, and GW Sponsor 2, LLC, an entity managed by Management, purchased from the Company 562,500 shares for a purchase price of $163,125. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Founders and Anchor Investors will collectively own 20% of the Company’s issued and outstanding shares after the Public Offering (assuming the Founders or Anchor Investors do not purchase any Public Shares in the Public Offering). On November 17, 2020, the underwriters canceled the remainder of the Over-Allotment Option. In connection with the cancellation of the remainder of the Over-Allotment Option, the Company cancelled an aggregate of 62,500 shares of common stock issued to Sponsor.

Of the Founder Shares, several of the Founders are holding an aggregate of 750,000 shares which they have agreed to contribute to a not-for-profit organization that is mutually acceptable to them and the Company’s board of directors within six months after the Public Offering or such shares will be forfeited and cancelled.

The Founders and Anchor Investor have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of earlier of (1) one year after the completion of the Business Combination and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On June 30, 2020, the Company issued an unsecured promissory note to IBS Holding Corporation (the “Promissory Note”), an affiliate of the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $432,500, of which $135,000 was outstanding under the Promissory Note as of September 30, 2020. The Promissory Note was non-interest bearing and was payable on the earlier of (i) the consummation of the Public Offering or (ii) the date on which the Company determined not to proceed with the Public Offering. On October 22, 2020, the Company repaid the outstanding borrowings under the Promissory Note amounting to $135,000 from the proceeds of the IPO not being placed in the Trust Account.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, Sponsor and its designees may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit. The Private Units would be identical to the Private Units issued in the Private Placement. At September 30, 2020, no Working Capital Loans have been issued.

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of one of the Company’s executive officers $5,000 per month for office space, utilities and secretarial and administrative support. At September 30, 2020, the Company has accrued no such expenses.

Note 5 – Commitments

Registration Rights

The holders of the Founder Shares, as well as the holders of the Private Units and any Private Warrants or Private Units that may be issued in payment of Working Capital Loans made to the Company (and all underlying securities), are entitled to registration rights pursuant to an agreement that was signed on the effective date of Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Founder Shares, Private Units and Private Warrants or Private Units issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions.

On October 26, 2020, the underwriters purchased an additional 1,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. On November 17, 2020, the underwriters purchased an additional 500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $20,000,000 to the Company. On November 17, 2020, the underwriters canceled the remainder of the Over-Allotment Option.

The Company paid a fixed underwriting discount of $450,000 to the underwriters at the closing of the Public Offering.

Business Combination Marketing Agreement

The Company engaged I-Bankers Securities, Inc. as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay I-Bankers Securities, Inc. a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of Public Offering (exclusive of any applicable finders’ fees which might become payable).

Note 6 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At September 30, 2020, there were 4,312,500 shares of common stock issued and outstanding, of which an aggregate of up to 562,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Founders and Anchor Investors will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering (assuming no purchases of any Public Shares in the Public Offering and excluding the Private Units).

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption;

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8.     Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statements were issued. Other than as described below and in these unaudited condensed financial statements in relation to the Public Offering (Note 1), Private Placement (Note 3), and forfeiture of founder shares (Notes 1 and 4) and related transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In October 2020, Sponsor forfeited an aggregate of 562,500 founder shares for no consideration, and GW Sponsor 2, LLC, an entity managed by Management, purchased from the Company 562,500 shares for a purchase price of $163,125, which was payable on or before the closing of the Public Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s initial public offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated on June 24, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on October 22, 2020 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and the Public Offering. We expect to generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities that are held in the Trust Account (as defined below). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended September 30, 2020, we had a net loss of $3,576 which consisted of formation and operating costs.

For the period from June 24, 2020 (Inception) to September 30, 2020, we had a net loss of $3,576 which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2020, we had $61,815 of cash and cash equivalents.

On October 22, 2020, we consummated a $150,000,000 initial public offering (the “Public Offering”) consisting of 15,000,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s common stock, $0.001 par value (the “Common Stock”), and one-half of one redeemable warrant (each, a “Public Warrant”). Simultaneously with the closing of the Public Offering, we consummated a $2,228,000 private placement (“Private Placement”) of an aggregate of 228,000 private placement units (the “Private Placement Units”). Upon closing of the Public Offering and the Private Placement on October 22, 2020, $150,000,000 in proceeds from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,250,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On October 26, 2020, the underwriters purchased an additional 1,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. On November 17, 2020, the underwriters purchased an additional 500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $20,000,000 to the Company. On November 17, 2020, the underwriters canceled the remainder of the Over-Allotment Option.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the business combination marketing fees payable to I-Bankers) to complete our initial Business Combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a Business Combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Public Offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of September 30, 2020, no Working Capital Loans have been issued.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2020.

Contractual Obligations

As of September 30, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $5,000 per month.

We have engaged I-Bankers as an advisor in connection with our acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We will pay I-Bankers for such services a fee equal to 4.5% of the gross proceeds of the Public Offering.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any material market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on October 20, 2020. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2020, certain of our initial stockholders purchased 4,312,500 founder shares for an aggregate purchase price of $25,000 (up to 562,500 of which are subject to forfeiture). In August 2020, certain of our initial stockholders forfeited 1,355,000 founder shares and the Anchor Investors purchased 1,355,000 founder shares for an aggregate purchase price of approximately $7,855, or approximately $0.006 per share. In October 2020, our Sponsor forfeited an aggregate of 562,500 founder shares for no consideration, and GW Sponsor 2, LLC, an entity managed by our management, purchased from us 562,500 shares for a purchase price of $163,125. Simultaneously with the closing of the Public Offering, our Anchor Investors purchased an aggregate of 228,000 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $2,280,000, in a private placement. The private placement units are identical to the units sold in the Public Offering except that the private placement warrants included in the private placement units: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or any of their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the Public Offering. The proceeds from the private placement units were added to the proceeds from the Public Offering held in the Trust Account. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the founder shares and the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 22, 2020, we consummated the Public Offering of 15,000,000 Units. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,250,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On October 26, 2020, the underwriters purchased an additional 1,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. On November 17, 2020, the underwriters purchased an additional 500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $20,000,000 to the Company.

I-Bankers was representative of the several underwriters. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248333). The SEC declared the registration statement effective on October 19, 2020.

We paid a total of $450,000 in underwriting discounts and commissions and $420,120 for other costs and expenses related to the Public Offering. I-Bankers, representative of the several underwriters in the Public Offering, received a portion of the underwriting discounts and commissions related to the Public Offering. We also repaid the promissory note to an affiliate of our Sponsor from the proceeds of the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering (including the Units sold in the Over-Allotment Option) and the sale of the private placement units was $171,409,880, of which $170,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD WORKS ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Fred Zeidman	Chief Executive Officer	December 3, 2020
Fred Zeidman	(principal executive officer)

/s/ Cary Grossman	President	December 3, 2020
Cary Grossman	(principal financial and accounting officer)