Form 10-K/A
period 2020-12-31
GOOD WORKS ACQUISITION CORP.
filed 2021-05-07
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from __________ to __________

Commission File Number: 001-39126

GOOD WORKS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1614529
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

As of May 7, 2021, 21,478,000 shares of Company common stock, par value $0.001 were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” “Good Works,” “company” or “our company” are to Good Works Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Good Works Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 17, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since the first issuance on October 22, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from June 24, 2020 (Inception) through December 31, 2020 (“Affected Period”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued in connection with our initial public offering, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Staff Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. As a result of that reassessment, the Company has determined that its disclosure controls and procedures were ineffective due to a material weakness in evaluating complex accounting issues which resulted in a restatement.  For more information, see Item 9A included in this Amendment No. 1.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, additional risk factors under Item 1A, and the information required by Item 7, Item 8 and 9A of Form 10-K, a signature page and the certifications required to be filed as exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment No. 1 under Item 15 of Part IV hereof.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “warrants” in this Amendment No. 1 refers to both the Company’s public warrants and the Company’s Private Placement Warrants (as defined herein).

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report (Amendment No. 1) on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

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

ii

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

PART II

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

In this Annual Report of Good Works Acquisition Corp. (the “Company”) on Form 10-K, we are restating periods beginning with the period from June 24, 2020 (Inception) through December 31, 2020 the “Affected Period”).

The restatement results from our prior accounting for our outstanding common stock purchase warrants issued in connection with our initial public offering which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Period should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued in our initial public offering, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Report on Form 10-Q. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from June 24, 2020 (Inception) through December 31, 2020, we had net income of approximately $1.1 million. We incurred $126,315 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses and a $1.2 million change in the fair value of warrant liabilities.

Liquidity and Capital Resources

As of December 31, 2020, we had cash outside our trust account of $1,276,364, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On October 22, 2020, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit,generating gross proceeds of $150,000,000.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 15,730,400 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Share

Net income per share is computed by dividing income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of net income per share for common shares subject to possible redemption in a manner similar to the two-class method of net income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued warrants to investors in our initial public offering and we issued private placement warrants in the private placement we completed at the time of our initial public offering. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with our initial public offering and private placement were initially measured at fair value using the Black Sholes method for Private Warrants and a Monte Carlo simulation model for Public Warrants. Subsequent to being publicly traded, we use the publicly traded warrant price for Public Warrants and the Black Sholes method for Private Warrants to estimate fair value at each measurement date.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 1, our management re-evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, a material weakness existing and our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Original Filing did not, and this Amendment No. 1 does not, include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 7, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment No. 1. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

Other than as noted, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment No. 1, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

PART III

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

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 of the Form S-1/A filed October 9, 2020)
3.2	Bylaws (incorporated by reference to exhibit 3.4 of the Form S-1 filed August 25, 2020)
4.1	Warrant Agreement, dated October 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on October 28, 2020)
4.2	Description of Registrant’s Securities (incorporated by reference to exhibit 4.2 of the Form 10-K filed with the SEC on February 17, 2021)
10.1	Letter Agreement, dated October 19, 2020, by and among the Company, I-B Good Works, LLC and each of the officers and directors of the Company (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 28, 2020)
10.2	Investment Management Trust Agreement, dated October 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on October 28, 2020)
10.3	Form of Registration Rights Agreement among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on October 28, 2020)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1/A filed October 9, 2020)
10.5	Administrative Services Agreement, dated October 19, 2020, by and between the Company and Shoreline Capital Advisors, LLC (incorporated by reference to exhibit 10.4 of the Current Report on Form 8-K, filed with the SEC on October 28, 2020)
10.6	Form of Securities Escrow Agreement (incorporated by reference to exhibit 10.9 of the Form S-1/A filed October 9, 2020)
10.7	Business Combination Marketing Agreement dated October 19, 2020 between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to exhibit 10.5 of the Current Report on Form 8-K, filed with the SEC on October 28, 2020)
10.8	Amendment to Administrative Services Agreement, dated October 19, 2020, by and between the Company and Shoreline Capital Advisors, LLC (incorporated by reference to exhibit 10.8 of the Form 10-K filed with the SEC on February 17, 2021)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1/A filed October 9, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD WORKS ACQUISITION CORP.

By:	/s/ Fred Zeidman
Fred Zeidman,
Chief Executive Officer and Co-Chairman

Date: May 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Zeidman	Chief Executive Officer and Co-Chairman	May 7, 2021
Fred Zeidman	(Principal Executive Officer)

/s/ Cary Grossman	President, Chief Financial Officer and Director	May 7, 2021
Cary Grossman	(Principal Financial and Accounting Officer)

/s/ Douglas Wurth	Co-Chairman	May 7, 2021
Douglas Wurth

/s/ David Pauker	Director	May 7, 2021
David Pauker

/s/ John J. Lendrum, III	Director	May 7, 2021
John J. Lendrum, III

/s/ Paul Fratamico	Director	May 7, 2021
Paul Fratamico

/s/ Tahira Rehmatullah	Director	May 7, 2021
Tahira Rehmatullah

GOOD WORKS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Good Works Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Good Works Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from June 24, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
February 17, 2021, except for the merger agreement disclosed in Note 11 as to which the date is March 5, 2021, and for the effects of the restatement disclosed in Note 2 as to which the date is May 7, 2021.

GOOD WORKS ACQUISITION CORP.

Balance Sheet

DECEMBER 31, 2020

(Restated)

Assets
Cash	$1,276,364
Prepaid expenses	297,371
Total current assets	1,573,735
Cash and securities held in Trust Account	170,027,342
Total Assets	$171,601,077

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$129,388
Total current liabilities	129 ,388

Warrant liabilities	9,167,678
Total Liabilities	9,297,066

Commitments
Common stock subject to possible redemption, 15,730,400 shares at redemption value	157,304,001

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,747,600 shares issued and outstanding, excluding 15,730,400 shares subject to possible redemption	5,748
Additional paid-in capital	3,882,343
Retained earnings	1,111,919
Total stockholders’ equity	5,000,010
Total Liabilities and Stockholders’ Equity	$171,601,077

The accompanying notes are an integral part of these financial statements.

GOOD WORKS ACQUISITION CORP.

STATEMENT OF INCOME

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

For the Period from 24-Jun-20 (Inception) through December 31, 2020

Formation and operating costs	$153,657
Loss from operations	(153,657)

Other income
Change in fair value of warrant liabilities	1,238,234
Interest income	27,342
Total other income	1,265,576

Net income	$1,111,919

Basic and Diluted weighted-average redeemable common shares outstanding	16,710,435
Basic and Diluted net loss per redeemable common share	$(0.00)
Basic and Diluted weighted-average non-redeemable common shares outstanding	4,496,137
Basic and Diluted net income per non-redeemable common shares	$0.25

The accompanying notes are an integral part of these financial statements.

GOOD WORKS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance as of June 24, 2020 (inception)	-	$-	$-	$-	$-
Issuance of common stock to founders	4,312,500	4,312	20,688	-	25,000
Sale of 1,355,000 to anchor investors	1,355,000	1,355	(1,355)	-	-
Forfeiture of 1,355,000 by initial stockholders	(1,355,000)	(1,355)	1,355	-	-
Sale of 562,500 to GW Sponsor 2, LLC	562,500	563	162,562	-	163,125
Forfeiture of 562,500 by initial stockholders	(562,500)	(563)	563	-	-
Sale of 15,000,000 Units on October 22, 2020 through public offering	15,000,000	15,000	149,985,000	-	150,000,000
Sale of 228,000 Private Units on October 22, 2020	228,000	228	2,279,772	-	2,280,000
Sale of 1,500,000 Units on October 26, 2020 through over-allotment	1,500,000	1,500	14,998,500	-	15,000,000
Sale of 500,000 Units on November 17, 2020 through over-allotment	500,000	500	4,999,500	-	5,000,000
Forfeiture of 62,500 by initial stockholders	(62,500)	(63)	63	-	-
Underwriters’ discount	-	-	(450,000)	-	(450,000)
Other offering expenses	-	-	(420,121)	-	(420,121)
Fair value of derivative warrant liabilities issued in public offering and private placement (Restated)	-	-	(10,405,912)	-	(10,405,912)
Net income (Restated)	-	-	-	1,111,119	1,111,119
Maximum number of redeemable shares (Restated)	(15,730,400)	(15,729)	(157,288,272)	-	(157,304,001)
Balance as of December 31, 2020	5,747,600	$5,748	$3,882,343	$1,111,919	$5,000,010

The accompanying notes are an integral part of these financial statements.

GOOD WORKS ACQUISITION CORP.

STATEMENT OF CASH FLOW

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

For the Period from June 24, 2020 (Inception) Through December 31, 2020

Cash flows from operating activities:
Net income	$1,111,919
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(27,342)
Change in fair value of warrant liabilities	(1,238,234)
Changes in operating assets and liabilities:
Prepaid expenses	(297,371)
Accounts payable and accrued expenses	129,388
Net cash used in operating activities	(321,640)

Cash flows from investing activities:
Investments held in Trust	(170,000,000)
Net cash used in investing activities	(170,000,000)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	169,129,879
Proceeds from sale of Private Placement Units	2,280,000
Sale of shares to GW Sponsor 2, LLC	163,125
Proceeds from note payable-related party	135,000
Payment of note payable-related party	(135,000)
Net cash provided by financing activities	171,598,004

Net change in cash	1,276,364
Cash, beginning of the period	-
Cash, end of period	$1,276,364

Supplemental disclosure of non-cash financing activities:
Initial value of common stock subject to possible redemption (restated)	$156,065,767
Change in value of common stock subject to possible redemption	$1,238,234

The accompanying notes are an integral part of these financial statements.

GOOD WORKS ACQUISITION CORP.

NOTES TO RESTATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1 - Description of Organization, Business Operations and Basis of Presentation and Summary of Significant Accounting Policies

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

IPO

On October 22, 2020, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000 which is described in Note 3.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from June 24, 2020 (Inception) through December 31, 2020 the (“Affected Period”), is restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$-	$-	$203
U.S. Treasury Securities held in Trust Account	170,027,139	-	-	170,027,139
	$170,027,342	$-	$-	$170,027,342

Liabilities:
Private stock warrant liabilities (Restated)	$-	$-	$123,070	$123,070
Public stock warrant liabilities (Restated)	$9,044,608	$-	$-	$9,044,608
	$9,044,608	$-	$123,070	$9,167,678

As of December 31, 2020, the estimated fair value of Public Warrants was determined by their public trading price and the fair value of the Private Placement Warrants was determined using a Black Sholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	At Issuance	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.40	$9.95
Volatility	23.0%	18.4%
Probability of completing a Business Combination	88.3%	88.3%
Term	5.61	5.42
Risk-free rate	0.42%	0.42%
Dividend yield	0.0%	0.0%

We issued Public Warrants at the closing of our initial public offering on October 22, 2020 and upon exercise of the underwriter’s overallotment option on October 26 and November 17, 2020. The assumptions on each of the dates were materially the same and are presented as one under the “At Issuance” column.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury bill with a similar term on the date of the issuance.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the of the Company’s common stock using the historical volatilities of the iShares Micro-Cap ETF.

Remaining term: The Company’s remaining term is based on the remaining contractual term of the warrants.

The change in fair value of the derivative warrant liabilities through December 31, 2020 is as follows:

Warrant liabilities at June 24, 2020 (inception)	$-
Issuance of public and private warrants	10,405,912
Change in fair value of warrant liabilities	(1,238,234)
Warrant liabilities at December 31, 2020	$9,167,678

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,500,000 Public Warrants issued in connection with the Initial Public Offering and the 114,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our initial public offering and private placement were initially measured at fair value using the Black Sholes method for Private Warrants and a Monte Carlo simulation model for Public Warrants. Subsequent to being publicly traded, we use the publicly traded warrant price for Public Warrants and the Black Sholes method for Private Warrants to estimate fair value at each measurement date.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of income include a presentation of net income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of net income per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For the Period from June 24, 2020 (Inception) Through December 31, 2020
Restated
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$27,342
Less: income from investments held in Trust Account used to pay for income taxes and franchise taxes	(32,804)
Net loss attributable to Common stock subject to possible redemption	$(5,462)
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	16,710,435
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.00)

Non-Redeemable Common Stock
Numerator: Net income minus amount allocable to redeemable common stock and change in fair value
Net income	$1,111,919
Less: Net loss allocable to common stock subject to possible redemption	5,462
Non-redeemable net income	$1,117,381
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,496,137
Basic and diluted net income per share, non-redeemable common stock	$0.25

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 2— Restatement of Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in its initial public offering, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in its initial public offering, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period from June 24, 2020 through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company’s Initial Public Offering and the sale of Private Placement warrants.

Impact of the Restatement

The impact of the restatement on the Balance Sheet, Statement of Operations and Statement of Cash Flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated

Balance Sheet
Total assets	$171,601,077	$-		$171,601,077
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$129,388	$-		$129,388
Warrant liabilities	-	9,167,678	(1)(2)	9,167,678
Total liabilities	129,388	9,167,678		9,297,066
Common stock, $0.001 par value; shares subject to possible redemption	166,471,679	(9,167,678)	(1)(2)	157,304,001
Stockholders’ equity
Preferred stock- $0.001 par value	-	-		-
Common stock - $0.001 par value	4,830	918	(2)	5,748
Additional paid-in-capital	5,121,495	(1,239,152)	(2)	3,882,343
Retained earnings (deficit)	(126,315)	1,238,234	(2)	1,111,919
Total stockholders’ equity	5,000,010	-		5,000,010
Total liabilities and stockholders’ equity	$171,601,077	$-		$171,601,077

	Period From June 24, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated

Statement of Operations and Comprehensive Loss
Loss from operations	$(153,657)	$-		$(153,657)
Other (expense) income:
Change in fair value of warrant liabilities		1,238,234	(2)	1,238,234
Interest income	27,342	-		27,342
Total other (expense) income	27,342	1,238,234		1,265,576
Net income (loss)	$(126,315)	$1,238,234		$1,111,919

Basic and Diluted weighted-average redeemable common shares outstanding	10,156,368	6,554,067		16,710,435
Basic and Diluted net income (loss) per redeemable common shares	$(0.02)	-		$(0.00)
Basic and Diluted weighted-average non-redeemable common shares outstanding	-	4,496,137		4,496,137
Basic and Diluted net income per non-redeemable common shares	$-	-		$0.25

	Period From June 24, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated

Statement of Cash Flows
Net income (loss)	$(126,315)	$1,238,234	(2)	$1,111,919
Adjustment to reconcile net loss to net cash used in operating activities	(195,325)	(1,238,234)	(2)	(1,433,559)
Net cash used in operating activities	(321,640)	-		(321,640)
Net cash used in investing activities	(170,000,000)	-		(170,000,000)
Net cash provided by financing activities	171,598,004	-		171,598,004
Net change in cash	$1,276,364	$-		$1,276,364
Supplemental disclosure of non-cash financing activities:
Initial value of common stock subject to possible redemption	$166,471,679	$(10,405,912)		$156,065,767

(1)	To record the initial warrant liability
(2)	To record the change in warrant liability for the period ending December 31, 2020.

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

Note 8 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2020, there were 5,747,600 shares per Statement of Changes in Stockholders’ Equity shares of common stock issued and outstanding, excluding ,15,730,400 shares subject to possible redemption.

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

Note 9 – Warrants

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

Note 10 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$21,868
Federal net operating loss	4,658
Total deferred tax asset	26,526
Valuation allowance	(26,526)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(26,526)

State
Current	—
Deferred	—
Change in valuation allowance	26,526
Income tax provision	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(23.4)
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	2.4%
Income tax provision	-%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 5, 2021, the Company (or “Good Works”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Currency Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and Cipher Mining Technologies Inc., a Delaware corporation (“Cipher”), an affiliate of Bitfury Holding B.V. (“BHBV”). The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Merger Sub will merge with and into Cipher, with Cipher as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Good Works (the “Merger”) and, in connection with the Merger, (ii) Good Works will change its name to Cipher Mining Inc. Cipher will be treated as the acquiror for accounting purposes. The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by Good Works stockholders and the fulfillment (or waiver) of other customary closing conditions. In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Cipher common stock, par value $0.001 issued and outstanding shall be converted into the right to receive four hundred thousand (400,000) shares of Good Works common stock, par value $0.001 (“Good Works Common Stock”); provided that the exchange ratio shall be adjusted as needed to ensure the aggregate Merger consideration received by the sole stockholder of Cipher equals two hundred million (200,000,000) shares of Good Works Common Stock (at a value of ten dollars ($10.00) per share). Additionally, Good Works will provide the proceeds of the trust account and additional PIPE funding (see paragraph below)  equaling no less than $400,000,000, subject to customary closing adjustments.

Concurrent with execution of the Merger Agreement, Good Works entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and Good Works agreed to issue and sell to such investors, immediately following the Closing (as defined in the Merger Agreement), an aggregate of 37,500,000 shares of Good Works Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $375,000,000 (the “PIPE Financing”).

Concurrent with the execution of the Merger Agreement and the execution of the Subscription Agreements with the PIPE Investors, Bitfury, the parent company of Cipher, agreed to subscribe for and purchase, and Good Works agreed to issue and sell to Bitfury, concurrent with the Closing (as defined in the Merger Agreement), an aggregate of 5,000,000 shares of Good Works Common Stock in exchange for a benefit-in-kind commitment as payment for such shares (the “Bitfury Private Placement”) pursuant to a subscription agreement with Good Works (the “Bitfury Subscription Agreement”). Bitfury agreed to cause BHBV to discount the Service Fees (as that term is defined in the Master Service and Supply Agreement, “MSSA”) charged by BHBV under the MSSA as follows: that the first $200,000,000 of Service Fees payable by Cipher to BHBV under the MSSA described above shall be subject to a discount of 25%, to be applied at the point of invoicing and shown as a separate line item on each relevant invoice. For the avoidance of doubt, when the aggregate value of such discount reaches $50,000,000, such discount shall automatically cease to apply. Such discount shall constitute BHBV’s benefit-in-kind commitment as payment on behalf of its parent entity, for the issuance of the 5,000,000 shares of Good Works Common Stock pursuant to the Bitfury Private Placement.