Form 10-Q
period 2021-03-31
GOOD WORKS ACQUISITION CORP.
filed 2021-05-07
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant had 21,478,000 shares of common stock outstanding at May 7, 2021.

i

PART I - FINANCIAL INFORMATION

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$613,606	$1,276,364
Prepaid expenses	299,227	297,371
Total current assets	912,833	1,573,735
Cash and securities held in trust account	170,064,998	170,027,342
Total Assets	$170,977,831	$171,601,077

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$410,781	$129,388
Total current liabilities	410,781	129,388

Warrant liability	16,694,840	9,167,678

Total Liabilities	17,105,621	9,297,066

Commitments
Common stock subject to possible redemption, 14,887,220 shares at March 31, 2021; 15,730,400 shares at December 31, 2020, at redemption value	148,872,200	157,304,001

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,590,780 shares issued and outstanding at March 31, 2021; 5,747,600 shares issued and outstanding at December 31, 2020, excluding 14,887,220 and 15,730,400 shares subject to possible redemption, respectively	6,591	5,748
Additional paid-in capital	12,313,299	3,882,343
Retained earnings (deficit)	(7,319,880)	1,111,919
Total stockholders’ equity	5,000,010	5,000,010

Total Liabilities and Stockholders’ Equity	$170,977,831	$171,601,077

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

(Unaudited)

Operating expenses	$232,452
Business combination expenses	709,842

Loss from operations	$(942,294)

Other income
Interest income	37,656
Change in warrant liability	(7,527,162)
Total other income	(7,489,506)

Net loss	$(8,431,800)

Basic and diluted weighted average redeemable common shares outstanding	15,720,926
Basic and diluted net income per redeemable common share	$0.00
Basic and Diluted weighted-average non-redeemable common shares outstanding	5,757,074
Basic and Diluted net loss per non-redeemable common share	$(1.47)

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance - December 31, 2020 (Restated)	5,747,600	$5,748	$3,882,343	$1,111,919	$5,000,010
Net loss	-	-	-	(8,431,800)	(8,431,800)
Change in value of common stock subject to possible redemption	843,180	843	8,430,956	1	8,431,800
Balance - March 31, 2021	6,590,780	$6,591	$12,313,299	$(7,319,880)	$5,000,010

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(8,431,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	7,527,162
Interest earned on cash and marketable securities held in trust account	(37,656)
Changes in operating assets and liabilities:
Prepaid expenses	(1,857)
Accounts payable and accrued expenses	281,393
Net cash used in operating activities	(662,758)

Net change in cash	(662,758)
Cash, beginning of the period	1,276,364
Cash, end of period	$613,606

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:	-
Change in common stock subject to possible redemption	$(8,431,800)

See accompanying notes to unaudited condensed consolidated financial statements.

Good Works Acquisition Corporation

Notes to Condensed Consolidated Financial Statements

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from June 24, 2020 (inception) through March 31, 2021 relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non- operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

Initial Public Offering

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

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,250,000 additional units to cover over-allotments (the “Over- Allotment Units”), if any. On October 26, 2020, the underwriters purchased an additional 1,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option, generating proceeds of $15,000,000. On November 17, 2020, the underwriters purchased an additional 500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option, generating additional gross proceeds of $5,000,000.

On November 17, 2020 the underwriters canceled the remainder of the Over-Allotment Option. In connection with the cancellation of the remainder of the Over-Allotment Option, on November 17, 2020, the Company cancelled an aggregate of 62,500 shares of common stock issued to I-B Good Works LLC, the Company’s sponsor (“Sponsor”).

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

Note 1 – Description of Organization and Business Operations – (Continued)

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

The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 immediately before or after such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, an affiliate of I-Bankers Securities, Inc.(“I-Bankers Securities”), the representative of the underwriters for the Company’s Public Offering, and the Company’s management and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Company has 21 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Note 1 – Description of Organization and Business Operations – (Continued)

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

Proposed Business Combination

On March 5, 2021, the Company (or “Good Works”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Currency Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and Cipher Mining Technologies Inc., a Delaware corporation (“Cipher”).

The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Good Works and Cipher.

The Business Combination

The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Merger Sub will merge with and into Cipher, with Cipher as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Good Works (the “Merger”) and, in connection with the Merger, (ii) Good Works will change its name to Cipher Mining Inc. The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by Good Works stockholders and the fulfillment (or waiver) of other customary closing conditions.

Note 1 – Description of Organization and Business Operations – (Continued)

Business Combination Consideration

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

Governance

Good Works has agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the closing of the Business Combination, Cipher Mining Inc.’s board of directors shall consist of seven directors, which directors shall be nominated pursuant to the Merger Agreement, which nominees include one Good Works designee. Additionally, the current Cipher management team will move to Good Works in their current roles and titles.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of Good Works and Cipher and that each of the parties have undertaken to procure approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In addition, Good Works has agreed to adopt an equity incentive plan as described in the Merger Agreement.

Conditions to Each Party’s Obligations

The obligation of Good Works and Cipher to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) the approval of Good Works stockholders, (iii) the approval of Cipher’s stockholders and (iv) the Registration Statement (as defined below) becoming effective.

In addition, the obligation of Good Works to consummate the Business Combination is subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Cipher being true and correct to the standards applicable to such representations and warranties and each of the covenants of Cipher having been performed or complied with in all material respect, (ii) the delivery to Good Works of evidence of satisfactory Tail Insurance (as defined in the Merger Agreement) to be bound as of the closing, and (iii) delivery of all ancillary agreements required to be executed and delivered by Cipher or its sole stockholder and (iv) no Material Adverse Effect (as defined in the Merger Agreement) shall have occurred.

The obligation of Cipher to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Good Works and Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of Good Works having been performed or complied with in all material respects, (ii) the aggregate cash proceeds from Good Works trust account, together with the proceeds from the PIPE Financing (as defined below), equaling no less than $400,000,000 (after deducting any amounts paid to Good Works stockholders that exercise their redemption rights in connection with the Business Combination and net of unpaid transaction expenses incurred or subject to reimbursement by Good Works), (iii) Good Works total outstanding Indebtedness (as defined in the Merger Agreement) shall be less than twenty-five million dollars ($25,000,000.00), and (iv) the approval by Nasdaq of Good Works listing application in connection with the Business Combination.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Good Works and Cipher, (ii) by Good Works if there is any breach of the representations and warranties of Cipher or if Cipher Mining fails to perform any covenant or agreement set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) termination by Cipher if there is any breach of the representations and warranties of Good Works or if Good Works fails to perform any covenant or agreement set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) subject to certain limited exceptions, by either Good Works or Cipher if the Business Combination is not consummated within six months of signing of the Merger Agreement, (v) by either Good Works or Cipher if certain required approvals are not obtained by Good Works stockholders after the conclusion of a meeting of Good Works stockholders held for such purpose at which such stockholders voted on such approvals, and (vi) termination by Good Works if Cipher’s sole stockholder does not deliver to Good Works a written consent approving the Business Combination within ten business days of the Consent Solicitation Statement (as defined in the Merger Agreement) being disseminated.

Note 1 – Description of Organization and Business Operations – (Continued)

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of Willful Breach (as defined in the Merger Agreement).

Good Works Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, Good Works, and I-B Good Works, LLC (the “Sponsor”) and certain other stockholders of Good Works entered into an Acquiror Support Agreement (the “Acquiror Support Agreement”) pursuant to which the parties agreed to, among other things, (i) vote at any meeting of the stockholders of Good Works all of its shares of Good Works Common Stock held of record or thereafter acquired in favor of the Proposals (as defined in the Merger Agreement), (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement.

Cipher Support Agreement

Concurrently with the execution of the Merger Agreement, the sole stockholder of Cipher representing the requisite votes necessary to approve the Business Combination entered into support agreements (the “Company Support Agreement”) with Good Works and Cipher, pursuant to which such holder agreed to (i) vote at any meeting of the stockholders of Cipher all of its Cipher Common Stock held of record or thereafter acquired in favor of the Proposals (as defined in the Merger Agreement) and appoint Good Works as such holder’s proxy, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, in each case, on the terms and subject to the conditions set forth in the Company Support Agreement.

Restrictive Covenant Agreements

Concurrently with the execution of the Merger Agreement, Bitfury Top Holdco B.V. (“Bitfury”), Cipher’s sole stockholder, and Good Works entered into a Restrictive Covenant Agreement pursuant to which Bitfury agreed, during the term of the agreement and subject to the parameters and limitations set forth in the agreement, not to hire or solicit Cipher Mining Inc.’s employees, not to compete with Cipher Mining Inc. and not to disparage Cipher Mining Inc. The agreement will terminate upon the earlier of seven years from the date of its execution or the termination of the Master Services and Supply Agreement (the “MSSA”) between Bitfury Holding B.V. (“BHBV”) and Cipher. The MSSA is included as Exhibit F to Exhibit 2.1 hereto, and the terms of the MSSA are incorporated herein by reference. Concurrently with the execution of the Merger Agreement, BHBV and Good Works entered into a Restrictive Covenant Agreement pursuant to which BHBV agreed, during the term of the agreement and subject to the parameters and limitations set forth in the agreement, not to hire or solicit Cipher Mining Inc.’s employees, not to compete with Cipher Mining Inc. and not to disparage Cipher Mining Inc.. The agreement will terminate upon the earlier of seven years from the date of its execution or the termination of the MSSA.

Note 1 – Description of Organization and Business Operations – (Continued)

PIPE Financing (Private Placement)

Concurrently with the execution of the Merger Agreement, Good Works entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and Good Works agreed to issue and sell to such investors, immediately following the Closing (as defined in the Merger Agreement), an aggregate of 37,500,000 shares of Good Works Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $375,000,000 (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Good Works will grant the investors in the PIPE Financing certain customary registration rights.

Bitfury Private Placement

Concurrently with the execution of the Merger Agreement and the execution of the Subscription Agreements with the PIPE Investors, Bitfury agreed to subscribe for and purchase, and Good Works agreed to issue and sell to Bitfury, concurrent with the Closing (as defined in the Merger Agreement), an aggregate of 5,000,000 shares of Good Works Common Stock in exchange for a benefit-in-kind commitment as payment for such shares (the “Bitfury Private Placement”) pursuant to a subscription agreement with Good Works (the “Bitfury Subscription Agreement”). Bitfury agreed to cause BHBV to discount the Service Fees (as that term is defined in the MSSA) charged by BHBV under the MSSA as follows: that the first $200,000,000 of Service Fees payable by Cipher to BHBV under the MSSA described above shall be subject to a discount of 25%, to be applied at the point of invoicing and shown as a separate line item on each relevant invoice. For the avoidance of doubt, when the aggregate value of such discount reaches $50,000,000, such discount shall automatically cease to apply. Such discount shall constitute BHBV’s benefit-in-kind commitment as payment on behalf of its parent entity, for the issuance of the 5,000,000 shares of Good Works Common Stock pursuant to the Bitfury Private Placement.

Lock-Ups

The Sponsor, certain holders of Good Works Common Stock, and Bitfury, Cipher’s sole stockholder immediately prior to the closing of the Business Combination, will enter into lock-up agreements (the “Lock-Up Agreements”) and be subject to post-closing lock-ups with respect to their shares of Good Works Common Stock (but excluding any Private Placement Units, which are units that were issued in a private placement to Good Works’ anchor investors simultaneously with the closing of its initial public offering; each unit consists of one share of Common Stock and one-half of one warrant and were purchased at a price of $10.00 per Private Placement Unit and excluding any shares of Good Works Common Stock issued to Bitfury in the Bitfury Private Placement, which are subject to a separate lock-up restriction, as described in the Bitfury Subscription Agreement); provided that the term of the Lock-Up shall be two years and the Lock-up will allow certain amounts of the shares to be publicly sold after 180 days, subject, in each case, to customary terms and conditions.

Amended and Restated Registration Rights Agreement

At the closing of the Business Combination, the Sponsor, certain stockholders of Good Works, and Bitfury (collectively, the “Holders”) will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with Good Works pursuant to which, among other things, the parties thereto will be granted certain customary registrant rights with respect to shares of Good Works Common Stock.

Liquidity and Capital Resources

As of March 31, 2021, we had $613,606 of cash and cash equivalents and a working capital of approximately $502,052.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 20, 2020, the Company’s annual report on Form 10-K as filed with the SEC on February 17, 2021, the Company’s amended annual report on Form 10-K/A as filed with the SEC on May 7, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 5, 18, and 30, 2021. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 or December 31, 2020.

Note 2 – Summary of Significant Accounting Policies – (Continued)

Investment Held in Trust Account

Investment held in Trust Account consist of United States Treasury securities with a maturity of 180 days or less. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the consolidated statement of operations. Interest income is recognized when earned.

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

Note 2 – Summary of Significant Accounting Policies – (Continued)

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheet as of March 31, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2021 and December 31, 2020 due to the short maturities of such instruments.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$-	$-	$203
U.S. Treasury Securities held in Trust Account	170,064,795	-	-	170,064,795
	$170,064,998	$-	$-	$170,064,998

Liabilities:
Private stock warrant liabilities	$-	$-	$233,942	$233,942
Public stock warrant liabilities	$16,460,898			$16,460,898
	$16,460,898	$-	$233,942	$16,694,840

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$-	$-	$203
U.S. Treasury Securities held in Trust Account	170,027,139	-	-	170,027,139
	$170,027,342	$-	$-	$170,027,342

Liabilities:
Private stock warrant liabilities (Restated)	$-	$-	$123,070	$123,070
Public stock warrant liabilities (Restated)	$9,044,608	$-	$-	$9,044,608
	$9,044,608	$-	$123,070	$9,167,678

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

As of March 31, 2021 and December 31, 2020, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a Black Sholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	As of December 31, 2020	As of March 31, 2021

Exercise price	$11.50	$11.50
Stock price	9.95	10.83
Volatility	18.40%	24.4%
Probability of completing a business combination	88.30%	88.3%
Term	5.42	5.17
Risk-free rate	0.42%	0.96%
Dividend yield	0.00%	0.00%

The following table presents a summary of the changes in the fair value of the Public and Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Warrant liabilities at December 31, 2020	$9,167,678
Issuance of public and private warrants	-
Change in fair value of warrant liabilities	7,527,162
Warrant liabilities at March 31, 2021	$16,694,840

The non-cash loss on revaluation of the Warrants is included in change in warrant liability on the statement of operations.

Note 2 – Summary of Significant Accounting Policies – (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,500,000 Public Warrants issued in connection with the Initial Public Offering and the 114,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our initial public offering and private placement were initially measured at fair value using the Black Sholes method for Private Warrants and a Monte Carlo simulation model for Public Warrants. Subsequent to being publicly traded, we use the publicly traded warrant price for Public Warrants and the Black Sholes method to estimate fair value at each measurement date.

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 14,887,220 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the consolidated balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs in the aggregate of $870,120 have been charged to stockholders’ equity (consisting of $450,000 in underwriters’ discount and approximately $420,120 of other cash expenses).

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

The provision for income taxes was deemed to be immaterial for the three month period ended March 31, 2021 and for the period from June 24, 2020 (inception) to December 31, 2020.

Note 2 – Summary of Significant Accounting Policies – (Continued)

Net Income (loss) Per Common Share

Net income (loss) per share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of net income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of net income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the trust account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income per common share:

For the Period
from
January 1, 2021
Through
March 31,
2021

Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$37,656
Less: income from investments held in Trust Account used to pay for income taxes and franchise taxes	(34,657)
Net loss attributable to Common stock subject to possible redemption	$2,999
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	15,720,926
Basic and diluted net loss per share, common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus amount allocable to redeemable common stock and change in fair value
Net loss	(8,431,800)
Less: Net loss allocable to common stock subject to possible redemption	(2,999)
Non-redeemable net loss	$(8,434,799)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,757,074
Basic and diluted net loss per share, non-redeemable common stock	$(1.47)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the IPO on October 22, 2020, the Company sold 15,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

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

Of the Founder Shares, several of the Founders were holding an aggregate of 750,000 shares which they had agreed to contribute to a not-for-profit organization that is mutually acceptable to them and the Company’s board of directors within six months after the Public Offering or such shares will be forfeited and cancelled. In February 2021, all of the 750,000 shares were transferred to not-for-profit organizations that were approved by the board of directors.

The Founders (including the not-for-profit transferees) and Anchor Investor have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of earlier of (1) one year after the completion of the Business Combination and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

In addition, in order to finance transaction costs in connection with a Business Combination, Sponsor and its designees may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit. The Private Units would be identical to the Private Units issued in the Private Placement. At March 31, 2021, no Working Capital Loans have been issued.

Note 5 – Related Party Transactions – (Continued)

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support.

Note 6 – Investment Held in Trust Account

As of March 31, 2021, investment in the Company’s Trust Account consisted of $203 in U.S. Money Market funds and $170,064,795 in U.S. Treasury Securities. All of the U.S. Treasury Securities mature on April 22, 2021. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 and December 31, 2020 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value as of December 31, 2021
U.S. Money Market	$203	$-	$-	$203
U.S. Treasury Securities	170,027,139	4,916	(148)	170,031,907
	$170,027,342	$4,916	$(148)	$170,032,110

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value as of March 31, 2021
U.S. Money Market	$203	$-	$-	$203
U.S. Treasury Securities	170,027,139	37,656	-	170,064,795
	$170,027,342	$37,656	$-	$170,064,998

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

In connection with its proposed business combination with Cipher Mining Technologies, the Company has an agreement with the law firm representing it in the matter whereby the Company pays 60% of the actual time charges incurred each month. If the business combination is not completed, no additional fees are payable by the Company, however if the business combination is completed, the Company will own an additional amount equal to the amounts billed (so that the aggregate amount paid would be 120% of actual time charges. As of March 31, 2021, if the business combination had closed on that date, the Company would owe $251,189 in additional legal fees.

Note 8 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2021 and December 31, 2020, respectively, there were 6,590,780 and 5,747,600 as restated shares of common stock issued and outstanding, excluding 14,887,220 and 15,730,400 as restated shares, respectively, subject to possible redemption.

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

Note 9 – Warrants

Public Warrants - The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 9 – Warrants – (Continued)

Private Warrants - The Private Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 10 – Subsequent Events

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

Results of Operations and Known Trends or Future Events

The Company has neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and the Public Offering. We expect to generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities that are held in the Trust Account (as defined below). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended March 31, 2021, we had a net loss of $8,431,800 which consisted of change in fair value of warrant liability of $7,527,162, business combination and operating expenses of $942,294, offset by interest income on marketable securities held in the Trust Account of $37,656.

Proposed Business Combination

On March 5, 2021, the Company (or “Good Works”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Currency Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and Cipher Mining Technologies Inc., a Delaware corporation (“Cipher”).

The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Good Works and Cipher.

The Business Combination

The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Merger Sub will merge with and into Cipher, with Cipher as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Good Works (the “Merger”) and, in connection with the Merger, (ii) Good Works will change its name to Cipher Mining Inc. The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by Good Works stockholders and the fulfillment (or waiver) of other customary closing conditions.

Business Combination Consideration

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

Governance

Good Works has agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the closing of the Business Combination, Cipher Mining Inc.’s board of directors shall consist of seven directors, which directors shall be nominated pursuant to the Merger Agreement, which nominees include one Good Works designee. Additionally, the current Cipher management team will move to Good Works in their current roles and titles.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of Good Works and Cipher and that each of the parties have undertaken to procure approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In addition, Good Works has agreed to adopt an equity incentive plan as described in the Merger Agreement.

Conditions to Each Party’s Obligations

The obligation of Good Works and Cipher to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) the approval of Good Works stockholders, (iii) the approval of Cipher’s stockholders and (iv) the Registration Statement (as defined below) becoming effective.

In addition, the obligation of Good Works to consummate the Business Combination is subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Cipher being true and correct to the standards applicable to such representations and warranties and each of the covenants of Cipher having been performed or complied with in all material respect, (ii) the delivery to Good Works of evidence of satisfactory Tail Insurance (as defined in the Merger Agreement) to be bound as of the closing, and (iii) delivery of all ancillary agreements required to be executed and delivered by Cipher or its sole stockholder and (iv) no Material Adverse Effect (as defined in the Merger Agreement) shall have occurred.

The obligation of Cipher to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Good Works and Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of Good Works having been performed or complied with in all material respects, (ii) the aggregate cash proceeds from Good Works trust account, together with the proceeds from the PIPE Financing (as defined below), equaling no less than $400,000,000 (after deducting any amounts paid to Good Works stockholders that exercise their redemption rights in connection with the Business Combination and net of unpaid transaction expenses incurred or subject to reimbursement by Good Works), (iii) Good Works total outstanding Indebtedness (as defined in the Merger Agreement) shall be less than twenty-five million dollars ($25,000,000.00), and (iv) the approval by Nasdaq of Good Works listing application in connection with the Business Combination.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Good Works and Cipher, (ii) by Good Works if there is any breach of the representations and warranties of Cipher or if Cipher Mining fails to perform any covenant or agreement set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) termination by Cipher if there is any breach of the representations and warranties of Good Works or if Good Works fails to perform any covenant or agreement set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) subject to certain limited exceptions, by either Good Works or Cipher if the Business Combination is not consummated within six months of signing of the Merger Agreement, (v) by either Good Works or Cipher if certain required approvals are not obtained by Good Works stockholders after the conclusion of a meeting of Good Works stockholders held for such purpose at which such stockholders voted on such approvals, and (vi) termination by Good Works if Cipher’s sole stockholder does not deliver to Good Works a written consent approving the Business Combination within ten business days of the Consent Solicitation Statement (as defined in the Merger Agreement) being disseminated.

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of Willful Breach (as defined in the Merger Agreement).

Good Works Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, Good Works, and I-B Good Works, LLC (the “Sponsor”) and certain other stockholders of Good Works entered into an Acquiror Support Agreement (the “Acquiror Support Agreement”) pursuant to which the parties agreed to, among other things, (i) vote at any meeting of the stockholders of Good Works all of its shares of Good Works Common Stock held of record or thereafter acquired in favor of the Proposals (as defined in the Merger Agreement), (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement.

Cipher Support Agreement

Concurrently with the execution of the Merger Agreement, the sole stockholder of Cipher representing the requisite votes necessary to approve the Business Combination entered into support agreements (the “Company Support Agreement”) with Good Works and Cipher, pursuant to which such holder agreed to (i) vote at any meeting of the stockholders of Cipher all of its Cipher Common Stock held of record or thereafter acquired in favor of the Proposals (as defined in the Merger Agreement) and appoint Good Works as such holder’s proxy, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, in each case, on the terms and subject to the conditions set forth in the Company Support Agreement.

Restrictive Covenant Agreements

Concurrently with the execution of the Merger Agreement, Bitfury Top Holdco B.V. (“Bitfury”), Cipher’s sole stockholder, and Good Works entered into a Restrictive Covenant Agreement pursuant to which Bitfury agreed, during the term of the agreement and subject to the parameters and limitations set forth in the agreement, not to hire or solicit Cipher Mining Inc.’s employees, not to compete with Cipher Mining Inc. and not to disparage Cipher Mining Inc. The agreement will terminate upon the earlier of seven years from the date of its execution or the termination of the Master Services and Supply Agreement (the “MSSA”) between Bitfury Holding B.V. (“BHBV”) and Cipher. The MSSA is included as Exhibit F to Exhibit 2.1 hereto, and the terms of the MSSA are incorporated herein by reference. Concurrently with the execution of the Merger Agreement, BHBV and Good Works entered into a Restrictive Covenant Agreement pursuant to which BHBV agreed, during the term of the agreement and subject to the parameters and limitations set forth in the agreement, not to hire or solicit Cipher Mining Inc.’s employees, not to compete with Cipher Mining Inc. and not to disparage Cipher Mining Inc.. The agreement will terminate upon the earlier of seven years from the date of its execution or the termination of the MSSA.

PIPE Financing (Private Placement)

Concurrently with the execution of the Merger Agreement, Good Works entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and Good Works agreed to issue and sell to such investors, immediately following the Closing (as defined in the Merger Agreement), an aggregate of 37,500,000 shares of Good Works Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $375,000,000 (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that Good Works will grant the investors in the PIPE Financing certain customary registration rights.

Bitfury Private Placement

Concurrently with the execution of the Merger Agreement and the execution of the Subscription Agreements with the PIPE Investors, Bitfury agreed to subscribe for and purchase, and Good Works agreed to issue and sell to Bitfury, concurrent with the Closing (as defined in the Merger Agreement), an aggregate of 5,000,000 shares of Good Works Common Stock in exchange for a benefit-in-kind commitment as payment for such shares (the “Bitfury Private Placement”) pursuant to a subscription agreement with Good Works (the “Bitfury Subscription Agreement”). Bitfury agreed to cause BHBV to discount the Service Fees (as that term is defined in the MSSA) charged by BHBV under the MSSA as follows: that the first $200,000,000 of Service Fees payable by Cipher to BHBV under the MSSA described above shall be subject to a discount of 25%, to be applied at the point of invoicing and shown as a separate line item on each relevant invoice. For the avoidance of doubt, when the aggregate value of such discount reaches $50,000,000, such discount shall automatically cease to apply. Such discount shall constitute BHBV’s benefit-in-kind commitment as payment on behalf of its parent entity, for the issuance of the 5,000,000 shares of Good Works Common Stock pursuant to the Bitfury Private Placement.

Lock-Ups

The Sponsor, certain holders of Good Works Common Stock, and Bitfury, Cipher’s sole stockholder immediately prior to the closing of the Business Combination, will enter into lock-up agreements (the “Lock-Up Agreements”) and be subject to post-closing lock-ups with respect to their shares of Good Works Common Stock (but excluding any Private Placement Units, which are units that were issued in a private placement to Good Works’ anchor investors simultaneously with the closing of its initial public offering; each unit consists of one share of Common Stock and one-half of one warrant and were purchased at a price of $10.00 per Private Placement Unit and excluding any shares of Good Works Common Stock issued to Bitfury in the Bitfury Private Placement, which are subject to a separate lock-up restriction, as described in the Bitfury Subscription Agreement); provided that the term of the Lock-Up shall be two years and the Lock-up will allow certain amounts of the shares to be publicly sold after 180 days, subject, in each case, to customary terms and conditions.

Amended and Restated Registration Rights Agreement

At the closing of the Business Combination, the Sponsor, certain stockholders of Good Works, and Bitfury (collectively, the “Holders”) will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with Good Works pursuant to which, among other things, the parties thereto will be granted certain customary registrant rights with respect to shares of Good Works Common Stock.

Liquidity and Capital Resources

As of March 31, 2021, we had $613,606 of cash.

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

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,250,000 additional units to cover over-allotments (the “Over- Allotment Units”), if any. On October 26, 2020, the underwriters purchased an additional 1,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. On November 17, 2020, the underwriters purchased an additional 500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $20,000,000 to the Company. On November 17, 2020, the underwriters canceled the remainder of the Over-Allotment Option.

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

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of March 31, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 7, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of March 31, 2021.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Amendment No. 1 to our Form 10-K filed with the SEC on May 7, 2021. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

On October 22, 2020, we consummated the Public Offering of 15,000,000 Units. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,250,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On October 26, 2020, the underwriters purchased an additional 1,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. On November 17, 2020, the underwriters purchased an additional 500,000 Over- Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $20,000,000 to the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant t o Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant t o Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD WORKS ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Fred Zeidman	Chief Executive Officer	May 7, 2021
Fred Zeidman	(principal executive officer)

/s/ Cary Grossman	President	May 7, 2021
Cary Grossman	(principal financial and accounting officer)