Form 10-K/A
period 2020-12-31
GOOD WORKS ACQUISITION CORP.
filed 2021-06-14
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of June 11, 2021, 21,478,000 shares of Company common stock, par value $0.001 were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” “Good Works,” “company” or “our company” are to Good Works Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K/A of Good Works Acquisition Corp. for the fiscal year ended December 31, 2020 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on May 7, 2021 (the “Original Filing”).

As disclosed in the previously filed form 10-K/A on May 7, 2021, the Public Warrants were reflected as liabilities as opposed to a component of stockholders’ equity on the balance sheet as of December 31, 2020, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The Company is capitalized as a single class of common stock, accordingly, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change-in-control, and in accordance with ASC 815-40-55-3, this would not preclude permanent equity classification of the Public Warrants. Therefore, the Company is restating its financial statements to reclass its Public Warrants from liabilities classified to equity classified.

We are filing this Amendment No. 2 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing.

The change in accounting for the Public Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, and the information required by Item 7, Item 8 and 9A of Form 10-K, a signature page and the certifications required to be filed as exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment No. 2 under Item 15 of Part IV hereof.

Except as described above, this Amendment No. 2 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 2 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “warrants” in this Amendment No. 2 refers to both the Company’s Public Warrants and the Company’s Private Placement Warrants (as defined herein).

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report (Amendment No. 2) on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our previously reported balance sheets.

Following the issuance of the SEC Staff Statement, our management concluded that the Private Warrants should be presented as liabilities with subsequent fair value remeasurement and that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from June 24, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting, see “We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.”

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K/A of Good Works Acquisition Corp. for the fiscal year ended December 31, 2020 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on May 7, 2021 (the “Original Filing”).

The restatement results from our prior accounting for our Public Warrants issued in connection with our initial public offering which had been classified as liabilities on the premise that the instruments were not indexed to our own stock.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance, our Public Warrants were accounted for as derivative liabilities within our balance sheet, we have concluded that our Public Warrants should be classified as equity and our Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Period should be restated because of a misapplication in the guidance around accounting for Public Warrants and should no longer be relied upon.

As disclosed in the previously filed Form 10-K/A on May 7, 2021, the Public Warrants were reflected as liabilities as opposed to a component of stockholders’ equity on the balance sheet as of December 31, 2020, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The Company is capitalized as a single class of common stock, accordingly, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change-in-control, and in accordance with ASC 815-40-55-3, this would not preclude permanent equity classification of the Public Warrants. Therefore, the Company is restating its financial statements to reclass its Public Warrants from liabilities classified to equity classified.

Our accounting for the Public Warrants as liabilities instead of as stockholders’ equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants. For more information, see Item 9A included in this Annual Report on Form 10-K/A, the Amendment No. 2.

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

For the period from June 24, 2020 (Inception) through December 31, 2020, we had net loss of approximately $107,000. We incurred approximately $107,000 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses and a $19,000 change in the fair value of warrant liabilities.

Liquidity and Capital Resources

As of December 31, 2020, we had cash outside our trust account of $1,276,364, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On October 22, 2020, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 16,634,861 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

Net loss per share is computed by dividing income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of net loss per share for common shares subject to possible redemption in a manner similar to the two-class method of net loss per share. Net loss per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

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

We issued warrants to investors in our initial public offering and we issued private placement warrants in the private placement we completed at the time of our initial public offering. The private placement warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize Private Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with our private placement was measured at fair value using the Black Sholes method for Private Warrants.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 2, our management re-evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, a material weakness existing and our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Original Filing did not, and this Amendment No. 2 does not, include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

In June 2021, we revised our prior position on accounting for Public Warrants and restated our financial statements to reclassify the Company’s Public Warrants as described in the Explanatory Note to this Amendment No. 2. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

Other than as noted, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment No. 2, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD WORKS ACQUISITION CORP.

By:	/s/ Fred Zeidman
Fred Zeidman,
Chief Executive Officer and Co-Chairman

Date: June 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Zeidman	Chief Executive Officer and Co-Chairman	June 14, 2021
Fred Zeidman	(Principal Executive Officer)

/s/ Cary Grossman	President, Chief Financial Officer and Director	June 14, 2021
Cary Grossman	(Principal Financial and Accounting Officer)

/s/ Douglas Wurth	Co-Chairman	June 14, 2021
Douglas Wurth

/s/ David Pauker	Director	June 14, 2021
David Pauker

/s/ John J. Lendrum, III	Director	June 14, 2021
John J. Lendrum, III

/s/ Paul Fratamico	Director	June 14, 2021
Paul Fratamico

/s/ Tahira Rehmatullah	Director	June 14, 2021
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

Melville, NY

February 17, 2021, except for the merger agreement disclosed in Note 11 as to which the date is March 5, 2021, and for the effects of the restatement disclosed in Note 1 and 2 as to which the date is June 14, 2021.

GOOD WORKS ACQUISITION CORP.

Balance Sheet

DECEMBER 31, 2020

(Restated)

Assets
Cash	$1,276,364
Prepaid expenses	297,371
Total current assets	1,573,735
Cash and securities held in Trust Account	170,027,342
Total Assets	$171,601,077

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$129,388
Total current liabilities	129,388

Warrant liabilities	123,070
Total Liabilities	252,458

Commitments
Common stock subject to possible redemption, 16,634,861 shares at redemption value	166,348,609

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,843,139 shares issued and outstanding, excluding 16,634,861 shares subject to possible redemption	4,843
Additional paid-in capital	5,102,198
Accumulated deficit	(107,031)
Total stockholders’ equity	5,000,010
Total Liabilities and Stockholders’ Equity	$171,601,077

The accompanying notes are an integral part of these financial statements.

GOOD WORKS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

For the Period from June 24, 2020 (Inception) through December 31, 2020

Formation and operating costs	$153,657
Loss from operations	(153,657)

Other income
Change in fair value of warrant liabilities	19,284
Interest income	27,342
Total other income	46,626

Net loss	$(107,031)

Basic and Diluted weighted-average redeemable common shares outstanding	16,723,356
Basic and Diluted net loss per redeemable common share	$(0.00)
Basic and Diluted weighted-average non-redeemable common shares outstanding	4,483,216
Basic and Diluted net loss per non-redeemable common shares	$(0.02)

The accompanying notes are an integral part of these financial statements.

GOOD WORKS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of June 24, 2020 (inception)	-	$-	$-	$-	$-
Issuance of common stock to founders	4,312,500	4,312	20,688	-	25,000
Sale of 1,355,000 to anchor investors	1,355,000	1,355	(1,355)	-	-
Forfeiture of 1,355,000 by initial stockholders	(1,355,000)	(1,355)	1,355	-	-
Sale of 562,500 to GW Sponsor 2, LLC	562,500	563	162,562	-	163,125
Forfeiture of 562,500 by initial stockholders	(562,500)	(563)	563	-	-
Sale of 15,000,000 Units on October 22, 2020 through public offering	15,000,000	15,000	149,985,000	-	150,000,000
Sale of 228,000 Private Units on October 22, 2020	228,000	228	2,279,772	-	2,280,000
Sale of 1,500,000 Units on October 26, 2020 through over-allotment	1,500,000	1,500	14,998,500	-	15,000,000
Sale of 500,000 Units on November 17, 2020 through over-allotment	500,000	500	4,999,500	-	5,000,000
Forfeiture of 62,500 by initial stockholders	(62,500)	(63)	63	-	-
Underwriters’ discount	-	-	(450,000)	-	(450,000)
Other offering expenses	-	-	(420,121)	-	(420,121)
Fair value of derivative warrant liabilities issued in private placement (Restated)	-	-	(142,353)	-	(142,353)
Net loss (Restated)	-	-	-	(107,031)	(107,031)
Maximum number of redeemable shares (Restated)	(16,634,861)	(16,634)	(166,331,976)	-	(166,348,610)
Balance as of December 31, 2020	4,843,139	$4,843	$5,102,198	$(107,031)	$5,000,010

The accompanying notes are an integral part of these financial statements.

GOOD WORKS ACQUISITION CORP.

STATEMENT OF CASH FLOW

FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

For the Period from June 24, 2020 (Inception) Through December 31, 2020

Cash flows from operating activities:
Net loss	$(107,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(27,342)
Change in fair value of warrant liabilities	(19,284)
Changes in operating assets and liabilities:
Prepaid expenses	(297,371)
Accounts payable and accrued expenses	129,388
Net cash used in operating activities	(321,640)

Cash flows from investing activities:
Investments held in Trust	(170,000,000)
Net cash used in investing activities	(170,000,000)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	169,129,879
Proceeds from sale of Private Placement Units	2,280,000
Sale of shares to GW Sponsor 2, LLC	163,125
Proceeds from note payable-related party	135,000
Payment of note payable-related party	(135,000)
Net cash provided by financing activities	171,598,004

Net change in cash	1,276,364
Cash, beginning of the period	-
Cash, end of period	$1,276,364

Supplemental disclosure of non-cash financing activities:
Initial value of common stock subject to possible redemption (restated)	$167,567,559
Change in value of common stock subject to possible redemption (restated)	$(1,218,950)

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020 and for the period from June 24, 2020 (Inception) through December 31, 2020 the (“Affected Period”), is restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$-	$-	$203
U.S. Treasury Securities held in Trust Account	170,027,139	-	-	170,027,139
	$170,027,342	$-	$-	$170,027,342

Liabilities:
Private stock warrant liabilities (Restated)	$-	$-	$123,070	$123,070
	$-	$-	$123,070	$123,070

As of December 31, 2020, the estimated fair value of the Private Placement Warrants was determined using a Black Sholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

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

Remaining term: The Company’s remaining term is based on the remaining contractual term of the warrants.

The change in fair value of Private Warrants  through December 31, 2020 is as follows:

Warrant liabilities at June 24, 2020 (inception)	$-
Issuance of private warrants	142,353
Change in fair value of warrant liabilities	(19,283)
Warrant liabilities at December 31, 2020	$123,070

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

The 114,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our private placement was initially and subsequently remeasured at fair value using the Black Sholes method.

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

The Company’s statement of operations includes a presentation of net income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of net income per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For the Period from June 24, 2020 (Inception) Through December 31, 2020
Restated
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$27,342
Less: income from investments held in Trust Account used to pay for income taxes and franchise taxes	(34,679)
Net loss attributable to Common stock subject to possible redemption	$(7,337)
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	16,723,356
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.00)

Non-Redeemable Common Stock
Numerator: Net loss minus amount allocable to redeemable common stock and change in fair value
Net loss	$(107,031)
Less: Net loss allocable to common stock subject to possible redemption	7,337
Non-redeemable net loss	$(99,694)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,483,216
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 2— Restatement of Financial Statements

In June 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public Warrants the Company issued in its initial public offering, the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

As disclosed in the previously filed Form 10-K/A on May 7, 2021, the Public Warrants were reflected as derivative liability as opposed to a component of equity on the balance sheet. The views expressed in the SEC Staff Statement   were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company is capitalized as a single class of common stock, accordingly, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change-in-control, and in accordance with ASC 815-40-55-3, this would not preclude permanent equity classification of the Public Warrants. Therefore, the Company is restating its financial statements to reclass its Public Warrants from liabilities classified to equity classified.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements as of December 31, 2021 and for the period from June 24, 2020 through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Public Warrants and should no longer be relied upon. The Public Warrants   were issued in connection with the Company’s Initial Public Offering.

Impact of the Restatement

The impact of the restatement on the Balance Sheet, Statement of Operations and Statement of Cash Flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated

Balance Sheet
Total assets	$171,601,077	$-		$171,601,077
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$129,388	$-		$129,388
Warrant liabilities	9,167,678	(9,044,608	)(1)(2)	123,070
Total liabilities	9,297,066	(9,044,608)		252,458
Common stock, $0.001 par value; shares subject to possible redemption	157,304,001	9,044,608	(1)(2)	166,348,609
Stockholders’ equity
Preferred stock- $0.001 par value	-	-		-
Common stock - $0.001 par value	5,748	(905	)(2)	4,843
Additional paid-in-capital	3,882,343	1,219,855	(2)	5,102,198
Retained earnings (deficit)	1,111,919	(1,218,950	)(2)	(107,031)
Total stockholders’ equity	5,000,010	-		5,000,010
Total liabilities and stockholders’ equity	$171,601,077	$-		$171,601,077

	Period From June 24, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated

Statement of Operations and Comprehensive Loss
Loss from operations	$(153,657)	$-		$(153,657)
Other (expense) income:
Change in fair value of warrant liabilities	1,238,234	(1,218,950	)(2)	19,284
Interest income	27,342	-		27,342
Total other (expense) income	1,265,576	(1,218,950)		46,626
Net income (loss)	$1,111,919	$(1,218,950)		$(107,031)

Basic and diluted weighted-average redeemable common shares outstanding	16,710,435	12,921		16,723,356
Basic and diluted net income (loss) per redeemable common shares	$(0.00)	-		$(0.00)
Basic and diluted weighted-average non-redeemable common shares outstanding	4,496,137	(12,921)		4,483,216
Basic and diluted net income (loss) per non-redeemable common shares	$0.25	$(0.27)		$(0.02)

	Period From June 24, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated

Statement of Cash Flows
Net income (loss)	$1,111,919	$(1,218,950)	(2)	$(107,032)
Adjustment to reconcile net loss to net cash used in operating activities	(1,433,559)	1,218,950	(2)	(214,608)
Net cash used in operating activities	(321,640)	-		(321,640)
Net cash used in investing activities	(170,000,000)	-		(170,000,000)
Net cash provided by financing activities	171,598,004	-		171,598,004
Net change in cash	$1,276,364	$-		$1,276,364
Supplemental disclosure of non-cash financing activities:
Initial value of common stock subject to possible redemption	$156,065,767	$11,501,792		$167,567,559

(1)	To reclass public warrants from liabilities to stockholders’ equity.

(2)	To adjust the change in warrant liability for the period ended December 31, 2020.

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

Note 8 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2020, there were 4,843,139 shares per Statement of Changes in Stockholders’ Equity shares of common stock issued and outstanding, excluding 16,634,861 shares subject to possible redemption.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	3.80%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(24.8)%
Income tax provision	-%

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