Form 10-Q/A
period 2021-03-31
GOOD WORKS ACQUISITION CORP.
filed 2021-06-14
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The registrant had 21,478,000 shares of common stock outstanding at June 11, 2021.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” “Good Works,” “company” or “our company” are to Good Works Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Good Works Acquisition Corp. for the three months ended March 31, 2021 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on May 7, 2021 (the “Original Filing”).

As disclosed in the previously filed Form 10-Q on May 7, 2021, the Public Warrants were reflected as liabilities as opposed to a component of stockholders’ equity on the balance sheet as of March 31, 2021, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The Company is capitalized as a single class of common stock, accordingly, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change-in-control, and in accordance with ASC 815-40-55-3, this would not preclude permanent equity classification of the Public Warrants. Therefore, the Company is restating its financial statements to reclass its Public Warrants from liabilities classified to equity classified.

The change in accounting for the Public Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in the Affected Period or in any of the periods included in Item 1, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, and the information required by Item 1 and Item 2 of Form 10-Q, a signature page and the certifications required to be filed as exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment No. 1 under Item 6 of Part II hereof.

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

ii

PART I - FINANCIAL INFORMATION

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Restated) (Unaudited)
Assets
Cash	$613,606	$1,276,364
Prepaid expenses	299,227	297,371
Total current assets	912,833	1,573,735
Cash and securities held in trust account	170,064,998	170,027,342
Total Assets	$170,977,831	$171,601,077

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$410,781	$129,388
Total current liabilities	410,781	129,388

Warrant liability	233,942	123,070

Total Liabilities	644,723	252,458

Commitments
Common stock subject to possible redemption, 17,000,000 shares at March 31, 2021; 16,634,861 shares at December 31, 2020, at redemption value	170,000,000	166,348,609

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,478,000 shares issued and outstanding at March 31, 2021; 4,843,139 shares issued and outstanding at December 31, 2020, excluding 17,000,000 and 16,634,861 shares subject to possible redemption, respectively	4,478	4,843
Additional paid-in capital	1,451,170	5,102,198
Accumulated deficit	(1,122,540)	(107,031)
Total stockholders’ equity	333,108	5,000,010

Total Liabilities and Stockholders’ Equity	$170,977,831	$171,601,077

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

(Restated)

(Unaudited)

Operating expenses	$232,452
Business combination expenses	709,842

Loss from operations	$(942,294)

Other income (expense)
Interest income	37,656
Change in warrant liability	(110,872)
Total other expense	(73,216)

Net loss	$(1,015,510)

Basic and diluted weighted average redeemable common shares outstanding	16,638,694
Basic and diluted net income per redeemable common share	$0.00
Basic and diluted weighted-average non-redeemable common shares outstanding	4,839,036
Basic and diluted net loss per non-redeemable common share	$(0.21)

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

(Restated)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2020	4,843,139	$4,843	$5,102,198	$(107,031)	$5,000,010
Net loss	-	-	-	(1,015,510)	(1,015,510)
Change in value of common stock subject to possible redemption	(364,139)	(365)	(3,651,028)	1	(3,651,392)
Balance - March 31, 2021	4,478,000	$4,478	$1,451,170	$(1,122,540)	$333,108

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

(Restated)

(Unaudited)

Cash flows from operating activities:
Net loss	$(1,015,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	110,872
Interest earned on cash and marketable securities held in trust account	(37,656)
Changes in operating assets and liabilities:
Prepaid expenses	(1,857)
Accounts payable and accrued expenses	281,393
Net cash used in operating activities	(662,758)

Net change in cash	(662,758)
Cash, beginning of the period	1,276,364
Cash, end of period	$613,606

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:	-
Change in common stock subject to possible redemption	$3,651,391

See accompanying notes to unaudited condensed consolidated financial statements.

Good Works Acquisition Corporation

Notes to Restated Condensed Consolidated Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation  (Restated)

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 20, 2020, the Company’s annual report on Form 10-K as filed with the SEC on February 17, 2021, the Company’s amended annual report on Form 10-K/A as filed with the SEC on May 7, 2021 and the Company’s second amended annual report on Form 10-K/A as filed with the SEC on June 14, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 5, 18, and 30, 2021. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

As described in Note 3—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the three months ended March 31, 2021 (the “Affected Period”), is restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Quarterly Report”) to correct the misapplication of accounting guidance related to the Company’s Public Warrants in the Company’s previously issued unaudited condensed consolidated financial statements for such period. The restated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.

Reclassification

Concurrently with the execution of the Merger Agreement, the Company entered into a committed PIPE Financing. As a result, the Company reclassed approximately $4.7 million from stockholders’ equity to temporary equity. This reclassification had no impact on net loss, net cash flows from operating, investing or financing activities.

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

Fair Value Measurements (Restated)

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

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$-	$-	$203
U.S. Treasury Securities held in Trust Account	170,064,795	-	-	170,064,795
	$170,064,998	$-	$-	$170,064,998

Liabilities:
Private stock warrant liabilities	$-	$-	$233,942	$233,942
	$-	$-	$233,942	$233,942

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$-	$-	$203
U.S. Treasury Securities held in Trust Account	170,027,139	-	-	170,027,139
	$170,027,342	$-	$-	$170,027,342

Liabilities:
Private stock warrant liabilities	$-	$-	$123,070	$123,070
	$-	$-	$123,070	$123,070

The Private Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Private Warrants are recorded in the statement of operations each period.

As of March 31, 2021 and December 31, 2020, the estimated fair value of the Private Warrants was determined using a Black Sholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	As of December 31, 2020	As of March 31, 2021

Exercise price	$11.50	$11.50
Stock price	9.95	10.83
Volatility	18.40%	24.4%
Probability of completing a business combination	88.30%	88.3%
Term	5.42	5.17
Risk-free rate	0.42%	0.96%
Dividend yield	0.00%	0.00%

The following table presents a summary of the changes in the fair value of the Private Warrants, a Level 3 liability, measured on a recurring basis.

Warrant liabilities at December 31, 2020	$123,070
Change in fair value of warrant liabilities	110,872
Warrant liabilities at March 31, 2021	$233,942

The non-cash loss on revaluation of the Private Warrants is included in change in warrant liability on the statement of operations.

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

Derivative warrant liabilities (Restated)

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

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 21,478,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Net Income (loss) Per Common Share (Restated)

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

The following table reflects the calculation of basic and diluted net income per common share:

For the Period
from
January 1, 2021
Through
March 31,
2021

Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$37,656
Less: income from investments held in Trust Account used to pay for income taxes and franchise taxes	(34,657)
Net income attributable to Common stock subject to possible redemption	$2,999
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	16,638,964
Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus amount allocable to redeemable common stock and change in fair value
Net loss	(1,015,510)
Less: Net loss allocable to common stock subject to possible redemption	(2,999)
Non-redeemable net loss	$(1,018,509)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,839,036
Basic and diluted net loss per share, non-redeemable common stock	$(0.21)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Restatement of Financial Statements

In June 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public Warrants the Company issued in its initial public offering, the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Quarterly Report.

As disclosed in the previously filed Form 10-Q on May 7, 2021, the Public Warrants were reflected as derivative liability as opposed to a component of equity on the balance sheet. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Public Warrants issued in its initial public offering, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Public Warrants should be classified as equity.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the three months ended March 31, 2021 should be restated because of a misapplication in the guidance around accounting for the public warrants (the “Public Warrants”) and should no longer be relied upon. The Public Warrants were issued in connection with the Company’s Initial Public Offering.

Impact of the Restatement

The impact of the restatement on the Balance Sheet, Statement of Operations and Statement of Cash Flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of March 31, 2021
	As Previously Reported	Restatement Adjustment		As Restated

Balance Sheet
Total assets	$170,977,831	$-		$170,977,831
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$410,781	$-		$410,781
Warrant liabilities	16,694,840	(16,460,898	)(1)(2)	233,942
Total liabilities	17,105,621	(16,460,898)		644,723
Class A common stock, $0.0001 par value; shares subject to possible redemption	148,872,200	21,127,800	(1)(2)(3)	170,000,000
Stockholders’ equity
Preferred stock- $0.001 par value	-	-		-
Common stock - $0.001 par value	6,591	(2,113	)(2)(3)	4,478
Additional paid-in-capital	12,313,299	(10,862,129	)(2)(3)	1,451,170
Accumulated deficit	(7,319,880)	6,197,340	(2)	(1,122,540)
Total stockholders’ equity	5,000,010	(4,666,902)		(333,108)
Total liabilities and stockholders’ equity	$170,977,831	$-		$170,977,831

	For the Three Months Ended March 31, 2021
	As Previously Reported	Restatement Adjustment		As Restated

Statement of Operations
Loss from operations	$(942,294)	$-		$(942,294)
Other (expense) income:
Change in fair value of warrant liabilities	(7,527,162)	7,416,290	(2)	(110,872)
Interest income	37,656	-		37,656
Total other (expense) income	(7,489,506)	7,416,290		(73,216)
Net loss	$(8,431,800)	$7,416,290		$(1,015,510)

Basic and diluted weighted-average redeemable common shares outstanding	15,720,926	918,038		16,638,964
Basic and Diluted net income (loss) per redeemable common shares	$(0.00)			$0.00
Basic and diluted weighted-average non-redeemable common shares outstanding	5,757,074	(918,038)		4,839,036
Basic and Diluted net income (loss) per non-redeemable common shares	$(1.47)	$1.26		$(0.21)

Note 3 – Restatement of Financial Statements – (Continued)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Restatement Adjustment		As Restated

Statement of Cash Flows
Net loss	$(8,431,800)	$7,416,290	(2)	$(1,015,510)
Adjustment to reconcile net loss to net cash used in operating activities	7,769,042	(7,416,290	)(2)	352,752
Net cash used in operating activities	(662,758)	-		(662,758)
Net change in cash	$(662,758)	$-		$(662,758)

Supplemental disclosure of non-cash financing activities:
Change in common stock subject to possible redemption	$(8,431,800)	$12,083,191		$3,651,391

(1)	To reclass public warrants from liabilities to stockholders’ equity.

(2)	To adjust the change in warrant liability for the period ended March 31, 2021.

(3)	Reclassification of common shares from equity to temporary equity as of March 31, 2021.

Note 4 – Initial Public Offering

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

Note 5 – Private Placement

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

Note 6 – Related Party Transactions

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

Note 6 – Related Party Transactions – (Continued)

Administrative Support Agreement

The Company has agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of one of the Company’s executive officers $10,000 per month for office space, utilities and secretarial and administrative support.

Note 7 – Investment Held in Trust Account

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

Note 8 – Commitments

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

Note 9 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2021 and December 31, 2020, respectively, there were 4,478,000 and 4,843,139 as restated shares of common stock issued and outstanding, excluding 17,000,000 and 16,634,861 as restated shares, respectively, subject to possible redemption.

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

Note 10 – Warrants

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

Note 10 – Warrants – (Continued)

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

In this Quarterly Report of Good Works Acquisition Corp. (the “Company”) on Form 10-Q, we are restating three months ended March 31, 2021 (the “Affected Period”).

The restatement results from our prior accounting for our Public Warrants issued in connection with our initial public offering which had been classified as liabilities on form 10-K/A Amendment No.1 filed with the SEC on May 7, 2021 on the premise that the instruments were not indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Our warrants were accounted for as derivative liabilities within our balance sheet, and after discussion and evaluation, we have concluded that our Public Warrants should be classified as equity and our Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Period should be restated because of a misapplication in the guidance around accounting for Public Warrants and should no longer be relied upon.

As disclosed in the previously filed Form 10-Q on May 7, 2021, the Public Warrants were reflected as liabilities as opposed to a component of stockholders’ equity on the balance sheet as of March 31, 2021, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The Company is capitalized as a single class of common stock, accordingly, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change-in-control, and in accordance with ASC 815-40-55-3, this would not preclude permanent equity classification of the Public Warrants. Therefore, the Company is restating its financial statements to reclass its Public Warrants from liabilities classified to equity classified.

Our accounting for the Public Warrants as liabilities instead of as stockholders’ equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

The restatement is more fully described in Note 3 of the notes to the condensed consolidated financial statements included herein.

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

For the three months ended March 31, 2021, we had a net loss of $1,015,510 which consisted of change in fair value of warrant liability of $110,872, business combination and operating expenses of $942,294, offset by interest income on marketable securities held in the Trust Account of $37,656.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed on May 7, 2021 and June 14, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of March 31, 2021.

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

GOOD WORKS ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Fred Zeidman	Chief Executive Officer	June 14, 2021
Fred Zeidman	(principal executive officer)

/s/ Cary Grossman	President	June 14, 2021
Cary Grossman	(principal financial and accounting officer)