Form 10-Q
period 2021-06-30
GOOD WORKS ACQUISITION CORP.
filed 2021-08-10
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39625

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

The registrant had 21,478,000 shares of common stock outstanding at August 6, 2021.

i

PART I - FINANCIAL INFORMATION

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash	$127,722	$1,276,364
Prepaid expenses	247,593	297,371
Total current assets	375,315	1,573,735
Cash and securities held in Trust Account	170,032,591	170,027,342
Total Assets	$170,407,906	$171,601,077

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$918,867	$129,388
Total current liabilities	918,867	129,388

Warrant liability	199,402	123,070

Total Liabilities	1,118,269	252,458

Commitments
Common stock subject to possible redemption, 17,000,000 shares at June 30,2021; 16,634,861 shares at December 30, 2020 at redemption value	170,000,000	166,348,609

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,478,000 shares issued and outstanding at June 30, 2021; 4,843,139 shares issued and outstanding at December 31, 2020, excluding 17,000,000 and 16,634,861 shares subject to possible redemption, respectively	4,478	4,843
Additional paid-in capital	1,451,170	5,102,198
Accumulated Deficit	(2,166,011)	(107,031)
Total stockholders’ equity	(710,363)	5,000,010

Total Liabilities and Stockholders’ Equity	$170,407,906	$171,601,077

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2021

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Operating expenses	$230,535	$2,000	$462,987	$2,000
Business combination expenses	859,590	-	1,569,432	-

Loss from operations	(1,090,125)	(2,000)	(2,032,419)	(2,000)

Other income (expense)
Interest income	12,113	-	49,769	-
Change in warrant liability	34,540	-	(76,332)	-
Total other income (expense)	46,653	-	(26,563)	-

Net loss	$(1,043,472)	$(2,000)	$(2,058,982)	$(2,000)
Basic and diluted weighted average redeemable common shares outstanding	17,000,000	-	16,818,439	-
Basic and diluted net loss per redeemable common share	$(0.00)	$-	$(0.00)	$-
Basic and diluted weighted average non-redeemable common shares outstanding	4,478,000	-	4,659,492	-
Basic and diluted net loss per non-redeemable common share	$(0.23)	$-	$(0.44)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2020	4,843,139	$4,843	$5,102,198	$(107,031)	$5,000,010
Net loss	-	-	-	(1,015,510)	(1,015,510)
Change in value of common stock subject to possible redemption	(364,139)	(365)	(3,651,028)	1	(3,651,392)
Balance as of March 31, 2021	4,478,000	$4,478	$1,451,170	$(1,122,540)	333,108
Net Loss	-	-	-	(1,043,472)	(1,043,472)
Balance - June 30, 2021	$4,478,000	$4,478	$1,451,170	$(2,166,011)	$(710,363)

(1)

Good Works Acquisition Corp. was formed on June 24, 2020. The Founders Shares were not issued until July 2020. As a result, a comparative consolidated statement of changes in stockholder’s equity for the period ended June 2020 is not applicable. See accompanying notes to unaudited condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

GOOD WORKS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,058,982)	$(2,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in warrant liability	76,332	0
Interest earned on cash and marketable securities held in Trust Account	(5,249)	0
Changes in operating assets and liabilities:
Prepaid expenses	49,778	$(23,000)
Accounts payable and accrued expenses	789,479	50,000
Net cash (used in) provided by operating activities	(1,148,642)	25,000

Net change in cash	(1,148,642)	25,000
Cash, beginning of the period	1,276,364	0
Cash, end of period	$127,722	$25,000

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Change in common stock subject to possible redemption	$3,651,392	$-

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and since completion of the IPO, getting ready to consummate a Business Combination since the finding of their target company. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non- operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

Note 1 – Description of Organization and Business Operations – (Cont.)

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

Note 1 – Description of Organization and Business Operations – (Cont.)

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

Note 1 – Description of Organization and Business Operations – (Cont.)

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

Note 1 – Description of Organization and Business Operations – (Cont.)

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

Note 1 – Description of Organization and Business Operations – (Cont.)

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

Going Concern Consideration

At June 30, 2021, the Company had cash of $127,722 and a working capital deficit of $(543,552). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-KA for the fiscal year ended December 31, 2020.

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

Note 2 – Summary of Significant Accounting Policies – (Cont.)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.

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

Note 2 – Summary of Significant Accounting Policies – (Cont.)

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheet as of June 30, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$170,032,591	$-	$-	$170,032,591
	$170,032,591	$-	$-	$170,032,591

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Private stock warrant liabilities	$-	$-	$199,402	$199,402
	$-	$-	$199,402	$199,402

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$-	$-	$203
U.S. Treasury Securities held in Trust Account	170,027,139	-	-	170,027,139
	$170,027,342	$-	$-	$170,027,342

Liabilities:
Private stock warrant liabilities	$-	$-	$123,070	$123,070
	$-	$-	$123,070	$123,070

The Private Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Private Warrants are recorded in the statement of operations each period.

Note 2 – Summary of Significant Accounting Policies – (Cont.)

As of June 30, 2021 and December 31, 2020 the estimated fair value of the Private Warrants was determined using a Black Sholes valuation model using Level 3 inputs. Significant inputs to the valuation are as follows:

	As of December 31, 2020	As of June 30 2021

Exercise price	$11.50	$11.50
Stock price	9.95	9.95
Volatility	18.40%	23.8%
Probability of completing a business combination	88.30%	90%
Term	5.42	5.17
Risk-free rate	0.42%	0.90%
Dividend yield	0.00%	0.00%

The following table presents a summary of the changes in the fair value of the Private Warrants, a Level 3 liability, measured on a recurring basis.

Warrant liabilities at January 1, 2021	$123,070
Change in fair value of warrant liabilities	110,872
Warrant liabilities at March 31, 2021	$233,942
Change in fair value of warrant liabilities	(34,540)
Warrant liabilities at June 30, 2021	$199,402

The non-cash loss on revaluation of the Private Warrants is included in change in warrant liability on the statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The 114,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our private placement was initially and subsequently remeasured at fair value using the Black Sholes method.

Note 2 – Summary of Significant Accounting Policies – (Cont.)

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 17,000,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the consolidated balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of June 30, 2021, offering costs in the aggregate of $870,120 have been charged to stockholders’ equity (consisting of $450,000 in underwriters’ discount and approximately $420,120 of other cash expenses).

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

The provision for income taxes was deemed to be immaterial for the six month period ended June 30, 2021 and for the period from June 24, 2020 (inception) to December 31, 2020.

Net Loss Per Common Share

Net loss per share is computed by dividing loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Note 2 – Summary of Significant Accounting Policies – (Cont.)

The Company’s statements of operations include a presentation of net loss per share for common shares subject to possible redemption in a manner similar to the two-class method of net loss per share. Net loss per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of loss on marketable securities held by the trust account, net of applicable franchise, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net loss per common share:

	For the Six Months Ended June 30, 2021	For the Three Months Ended June 30, 2021

Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$49,769	$12,113
Less: income from investments held in Trust Account used to pay for income taxes and franchise taxes	$(79,151)	$(39,575)
Net loss attributable to Common stock subject to possible redemption	$(29,382)	$(27,462)
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	16,818,439	17,000,000
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.00)	$(0.00)

Non-Redeemable Common Stock
Numerator: Net loss minus amount allocable to redeemable common stock and change in fair value
Net loss	$(2,058,982)	$(1,043,472)
Less: Net loss allocable to common stock subject to possible redemption	29,382	27,462
Non-redeemable net loss	$(2,029,600)	$(1,016,009)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,659,492	4,478,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.44)	$(0.23)

Good Works Acquisition Corp. was formed on June 24, 2020. The Founders Shares were not issued until July 2020. As a result, a comparative calculation of net income per share for the period ending June 2020 is not applicable. See accompanying notes to unaudited condensed consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies – (Cont.)

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

Note 5 – Related Party Transactions – (Cont.)

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

Promissory Note — Related Party

In addition, in order to finance transaction costs in connection with a Business Combination, Sponsor and its designees may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per Private Unit. The Private Units would be identical to the Private Units issued in the Private Placement. At June 30, 2021, no Working Capital Loans have been issued.

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

Note 6 – Investment Held in Trust Account

As of June 30, 2021, investment in the Company’s Trust Account consisted of $170,032,591 in U.S. Money Market funds and $0 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on April 22, 2021. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2021 and December 31, 2020 are as follows:

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value as of December 31, 2021
U.S. Money Market	$203	$-	$-	$203
U.S. Treasury Securities	170,027,139	4,916	(148)	170,031,907
	$170,027,342	$4,916	$(148)	$170,032,110

	Carrying Value/Amortized Cost	Gross Unrealized Gains	T-Bill Maturity	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$203	$2,908	$170,074,000	$(44,520)	$170,032,591
U.S. Treasury Securities	170,064,795	9,205	$(170,074,000)	-	-
	$170,064,998	$12,113	$0	$(44,520)	$170,032,591

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

Note 7 – Commitments – (Cont.)

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

In connection with its proposed business combination with Cipher Mining Technologies, the Company has an agreement with the law firm representing it in the matter whereby the Company pays 60% of the actual time charges incurred each month. If the business combination is not completed, no additional fees are payable by the Company, however if the business combination is completed, the Company will own an additional amount equal to the amounts billed (so that the aggregate amount paid would be 120% of actual time charges). As of June 30, 2021, if the business combination had closed on that date, the Company would owe $321,545 in additional legal fees.

Note 8 – Stockholders’ Equity

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At June 30, 2021 and December 31, 2020, respectively, there were 4,478,000 and 4,843,139 shares of common stock issued and outstanding, excluding 17,000,000 and 16,634,861 shares, respectively, subject to possible redemption.

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

Note 9 – Warrants – (Cont.)

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

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statements were issued. The Company identified one subsequent event on July 8, 2021 related to the issuance of the S-4 amendment which covered an amendment to the Bitfury subscription agreement. On July 8, 2021, the Bitfury Subscription Agreement was amended and restated in its entirety to provide that the 25% benefit-in-kind discount under the MSSA (in consideration for Bitfury’s purchase of an aggregate of 5,000,000 shares of Good Works Common Stock at a purchase price of $10.00 per share) will instead be paid as a $50 million cash payment, which will be made at closing (as defined in the Merger Agreement) in form of cash and/or forgiveness of outstanding indebtedness owed by Cipher to Bitfury. Only July 15, 2021, I-Bankers agreed to loan Good Works Acquisition Corp $100,000 to fund its operating expenses. The loan is unsecured and non-interest bearing and matures on the earlier of December 31, 2021 or the date that the Business Combination is consummated.

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

For the six months ended June 30, 2021, we had a net loss of $2,058,979 which consisted of change in fair value of warrant liability of $76,329, business combination and operating expenses of $2,032,419 offset by interest income on marketable securities held in the Trust Account of $49,769.

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

On July 8, 2021, the Bitfury Subscription Agreement was amended and restated in its entirety to provide that the 25% benefit-in-kind discount under the MSSA (in consideration for Bitfury’s purchase of an aggregate of 5,000,000 shares of Good Works Common Stock at a purchase price of $10.00 per share) will instead be paid as a $50 million cash payment, which will be made at closing (as defined in the Merger Agreement) in form of cash and/or forgiveness of outstanding indebtedness owed by Cipher to Bitfury.

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

Liquidity and Capital Resources

As of June 30, 2021 we had $127,722 of cash.

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

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Placement Units at a price of $10.00 per Unit (the “Working Capital Units”). As of June 30, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates. For a full discussion of our accounting estimates and assumptions that have been identified as critical in the preparation of the Company’s condensed consolidated financial statements, please refer to Good Works Acquisition Corp.’s Form 10-K/A Amendment No. 2 for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of the Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed on May 7, 2021 and June 14, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, other than the material weakness related to the warrant accounting as described in the Form 10-K/A filed on June 14, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant t o Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Management contract or compensatory plan, contract or arrangement.

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD WORKS ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Fred Zeidman	Chief Executive Officer	August 10, 2021
Fred Zeidman	(principal executive officer)

/s/ Cary Grossman	President	August 10, 2021
Cary Grossman	(principal financial and accounting officer)