Form 10-Q
period 2021-09-30
Cipher Mining Inc.
filed 2021-11-12
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-39625

CIPHER MINING INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1614529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Purchase Street, Suite #290 Rye, New York	10580
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 370-8006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CIFR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per whole share	CIFRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2021, the registrant had 246,381,119, shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding:

•
our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations;
•
our financial and business performance, including financial projections and business metrics;
•
the ability to maintain the listing of our common stock and warrants on Nasdaq, and the potential liquidity and trading of such securities;
•
our ability to raise financing in the future;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
our expected operational rollout in the initial buildout phase and the second phase, in particular the ability to build out the necessary initial sites in Texas and Ohio;
•
our commercial partnerships and supply agreements;
•
the effects of competition and regulation on our business;
•
the effects of price fluctuations in the wholesale and retail power markets;
•
the effects of global economic, business or political conditions, such as the global coronavirus (“COVID-19”) pandemic and the disruption caused by various countermeasures to reduce its spread;
•
the value and volatility of Bitcoin and other cryptocurrencies; and
•
other factors discussed in other sections of this Quarterly Report, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Part II, Item 1A. “Risk Factors.”

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report for the quarter ended September 30, 2021. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

Our corporate website address is https://www.ciphermining.com/ (“Corporate Website”). The contents of, or information accessible through, our Corporate Website are not part of this Form 10-Q.

The company maintains a dedicated investor website at https://investors.ciphermining.com/investors (“Investors Website”) which is similarly not part of this Form 10-Q. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our Investor Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our Investor Website as a distribution channel of material information about the Company including through press releases, investor presentations, sustainability reports, and notices of upcoming events. We intend to utilize our Investor Website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD.

Any reference to our Corporate Website or Investor Website addresses do not constitute incorporation by reference of the information contained on or available through those websites, and you should not consider such information to be a part of this Form 10-Q or any other filings we make with the SEC.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in Part II, Item 1A. “Risk Factors,” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are at an early stage of development. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability.
•
Our lack of operating history makes evaluating our business and future prospects difficult and increases the risk of an investment in Cipher’s securities.
•
Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, Bitcoin.
•
Bitcoin mining activities are energy intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.
•
We may be affected by price fluctuations in the wholesale and retail power markets.
•
We will be vulnerable to severe weather conditions and natural disasters, including severe heat, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.
•
We may depend on third parties to provide us with certain critical equipment and may rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to an ongoing significant shortage.
•
We are exposed to risks related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.
•
The properties in our mining network may experience damages, including damages that are not covered by insurance.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	January 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$282,276,578	$-
Prepaid expenses	15,348,809	-
Total current assets	297,625,387	-

Property and equipment, net	130,451	1,637
Deposits on equipment	74,345,874	-
Deferred offering costs	-	171,450
Deferred investment costs	174,250	-
Security deposits	9,381,172	-
Total assets	$381,657,134	$173,087

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$127,878	$1,919
Accrued legal costs	1,202,293	171,450
Accrued expenses	76,923	3,198
Total current liabilities	1,407,094	176,567

Warrant liability	271,320	-
Total liabilities	1,678,414	176,567

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and January 31, 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 246,381,119 shares issued and outstanding as of September 30, 2021, and 200,000,000 shares authorized and subscribed as of January 31, 2021	246,381	200,000
Subscription receivable	(1,690,351)	(5)
Additional paid-in capital	384,508,122	(199,995)
Accumulated deficit	(3,085,432)	(3,480)
Total stockholders' equity (deficit)	379,978,720	(3,480)
Total liabilities and stockholders' equity (deficit)	$381,657,134	$173,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2021	Eight Months Ended September 30, 2021
Costs and expenses
General and administrative	$2,282,256	$2,941,700
Depreciation	891	1,423
Total costs and expenses	2,283,147	2,943,123
Operating loss	(2,283,147)	(2,943,123)
Other expense
Interest income	775	775
Interest expense	(26,119)	(26,912)
Change in fair value of warrant liability	(112,692)	(112,692)
Total other expense	(138,036)	(138,829)
Net loss	$(2,421,183)	$(3,081,952)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average number of shares outstanding	217,644,991	206,708,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

Three Months Ended September 30, 2021

	Common Stock					Total
	Shares	Amount	Subscription Receivable	Additional Paid-in Capital	Accumulated deficit	Stockholders' Equity (Deficit)
Balance as of June 30, 2021	500	$1	$-	$4	$(664,249)	$(664,244)
Retroactive application of recapitalization	199,999,500	199,999	-	(199,999)	-	-
Balance as of June 30, 2021, after effect of reverse acquisition	200,000,000	200,000	-	(199,995)	(664,249)	(664,244)
Business Combination, net of redemptions and equity issuance costs of $41.0 million	46,381,119	46,381	(1,690,351)	384,708,117	-	383,064,147
Net loss	-	-	-	-	(2,421,183)	(2,421,183)
Balance as of September 30, 2021	246,381,119	$246,381	$(1,690,351)	$384,508,122	$(3,085,432)	$379,978,720

Eight Months Ended September 30, 2021

	Common Stock					Total
	Shares	Amount	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance as of January 31, 2021, as previously reported	500	$1	$(5)	$4	$(3,480)	$(3,480)
Retroactive application of recapitalization	199,999,500	199,999	-	(199,999)	-	-
Balance as of January 31, 2021, after effect of reverse acquisition	200,000,000	200,000	(5)	(199,995)	(3,480)	(3,480)
Cash received for common stock subscribed	-	-	5	-	-	5
Business Combination, net of redemptions and equity issuance costs of $41.0 million	46,381,119	46,381	(1,690,351)	384,708,117	-	383,064,147
Net loss	-	-	-	-	(3,081,952)	(3,081,952)
Balance as of September 30, 2021	246,381,119	$246,381	$(1,690,351)	$384,508,122	$(3,085,432)	$379,978,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Eight Months Ended September 30, 2021
Cash flows from operating activities
Net loss	$(3,081,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,423
Change in fair value of warrant liability	112,692
Changes in assets and liabilities:
Prepaid expenses	(14,915,623)
Security deposits	(9,381,172)
Accounts payable	86,986
Accrued legal costs	3,600
Accrued expenses	73,725
Net cash used in operating activities	(27,100,321)
Cash flows from investing activities
Deposits on equipment	(74,345,874)
Purchases of property and equipment	(130,237)
Net cash used in investing activities	(74,476,111)
Cash flows from financing activities
Proceeds from borrowings on related party loan	7,038,038
Repayments under related party loan	(7,038,038)
Proceeds from the issuance of common stock	5
Business Combination, net of issuance costs paid	383,853,005
Net cash provided by financing activities	383,853,010
Net increase in cash and cash equivalents	282,276,578
Cash and cash equivalents, beginning of the period	-
Cash and cash equivalents, end of the period	$282,276,578

Supplemental disclosure of cash flow information
Cash paid for interest	$89
Cash paid for income taxes, net	$-
Supplemental disclosure of noncash investing and financing activities
Business Combination costs included in accrued legal costs	$1,024,443
Business Combination costs included in accounts payable	$38,973
Net assets assumed from GWAC in the Business Combination	$433,186
Non-cash fair value of private warrants	$261,060
Deferred investment costs included in accrued legal costs	$174,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS

Organization

On August 27, 2021 (the “Closing Date”), Good Works Acquisition Corp. (“GWAC”), a special purpose acquisition company, consummated the Agreement and Plan of Merger dated as of March 4, 2021 (the “Merger Agreement”), by and among GWAC, Currency Merger Sub, Inc. (“Merger Sub”), a wholly-owned direct subsidiary of GWAC, and Cipher Mining Technologies Inc. (“Cipher”).

Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Cipher, the separate corporate existence of Merger Sub ceasing and Cipher being the surviving corporation and a wholly-owned subsidiary of GWAC (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the Business Combination, the combined company was named Cipher Mining Inc. (“Cipher Mining” or the “Company”). The Company comprises all of GWAC’s and Cipher’s operations.

Business

The Company is an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, the Company plans to develop and grow a cryptocurrency mining business, specializing in Bitcoin. As a stand-alone, U.S.-based cryptocurrency mining business, the Company plans to begin its initial buildout phase with a set-up of cryptocurrency mining facilities (or sites) in at least four cities in the United States (three in Texas and one in Ohio).

Cipher was established on January 7, 2021, in Delaware, by Bitfury Top Holdco B.V. and its subsidiaries (“Bitfury Top Holdco” and, with its subsidiaries, the “Bitfury Group”), a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. Upon completion of the Business Combination (as defined above), Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 83.4% of the Company’s common stock with sole voting and sole dispositive power over those shares and, as a result, the Bitfury Group has control of the Company as defined in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation.”

Risks and uncertainties

Limited business history and capital resources

As of January 31, 2021, and continuing until the consummation of the Business Combination on the Closing Date when the Company received net transaction proceeds of $383.9 million, there was substantial doubt about Cipher’s ability to continue as a going concern. Following the Business Combination, management believes that the substantial doubt was alleviated and its existing financial resources are sufficient to meet its operating and capital requirements for at least 12 months from the date these financial statements are issued.

Having been incorporated on January 7, 2021, there is no historical financial information about the Company upon which to base an evaluation of its performance and the Company has not generated any revenues from its business to date. There is no guarantee that the Company will be successful in its business plans. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. Management of the Company has no current intention of entering into a merger or acquisition within the next twelve months and has a specific business plan and timetable to complete the Company’s 12-month plan of operation. The Company may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to becoming a public company. Accordingly, the Company may in the future engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited.

COVID-19

The impact of the coronavirus (“COVID-19”) outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as determined by the FASB and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, GWAC is treated as the acquired company and Cipher is treated as the acquirer for financial statement reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Cipher issuing stock for the net assets of GWAC, accompanied by a recapitalization. The net assets of GWAC are stated at historical cost, with no goodwill or other intangible assets recorded, see Note 3.

Cipher was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

•
Cipher’s existing shareholder has the greatest voting interest in the Company;
•
the majority of the members of the board of directors of the Company are primarily composed of individuals associated with Cipher;
•
Cipher’s senior management is the senior management of the Company; and
•
Cipher’s operations prior to the Reverse Recapitalization comprise the only ongoing operations of the Company after the consummation of the Business Combination.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Cipher. The shares and corresponding capital amounts and losses per share prior to the Business Combination have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination, see Note 3.

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiary, Cipher. All intercompany transactions and balances have been eliminated.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates made by the Company include, but are not limited to, those related to valuation of the warrant liability, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Unaudited interim condensed consolidated financial statements

The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, which consist of only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

Change in fiscal year

Starting with the three and eight months ended September 30, 2021, the Company assumed GWAC’s financial calendar for the combined entity with the Company’s third fiscal quarter ending September 30 and its fiscal year ending December 31. This change to the fiscal year end was approved by Cipher Mining’s board of directors (“Board”) on September 23, 2021. Cipher’s fiscal year previously ended on January 31.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consist of funds held in a money market account. The Company had $101.0 million and nil in cash equivalents as of September 30, 2021 and January 31, 2021, respectively.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on these deposits.

Fair value of financial instruments

The Company’s financial assets and liabilities are accounted for in accordance with ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1 – Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgement. Accordingly, the degree of judgement exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Deferred offering and deferred investment costs

Deferred offering costs consist of legal fees incurred as of the balance sheet date that were directly related to the Business Combination and were allocated as offering costs to the proceeds received and substantially charged to shareholders' equity upon the consummation of the Business Combination, see Note 3.

Deferred investment costs consist of legal fees incurred through the balance sheet date that are directly related to the formation of a joint venture and which will be capitalized as part of the Company’s total investment in the joint venture upon consummation of the joint venture agreement, see Note 9.

Property and equipment

Property and equipment consists primarily of construction-in-progress at one of the Company’s planned sites in Texas and computer equipment and is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer-related assets. Construction-in-progress is not depreciated until the assets are placed into service.

Property and equipment, net consisted of the following:

	September 30, 2021	January 31, 2021
Computer equipment	$23,761	$1,642
Construction-in-progress	108,118	-
Less: accumulated depreciation	(1,427)	(5)
Property and equipment, net	$130,451	$1,637

Impairment of long-lived assets

Management will review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used will be measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Common stock warrants

Upon the consummation of the Business Combination, the Company assumed common stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). See Note 11 for additional information on the Public and Private Placement Warrants.

The Company is capitalized as a single class of common stock, accordingly, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change-in-control, and in accordance with ASC 815-40-55-3, this would not preclude permanent equity classification of the Public Warrants; therefore, the Public Warrants are equity classified.

The Private Placement Warrants are accounted for as a liability under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” as they are a freestanding financial instrument that require the Company to transfer assets upon exercise. The Company recorded the Private Placement Warrants as a liability in the unaudited condensed consolidated balance sheet at fair value on the

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Closing Date, with subsequent changes in the respective fair values recognized in the change in fair value of warrant liability within the unaudited condensed consolidated statements of operations at each reporting date. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in Note 4.

Revenue recognition

The Company recognizes revenue under FASB ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•
Step 1: Identify the contract with the customer
•
Step 2: Identify the performance obligations in the contract
•
Step 3: Determine the transaction price
•
Step 4: Allocate the transaction price to the performance obligations in the contract
•
Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•
Variable consideration
•
Constraining estimates of variable consideration
•
The existence of a significant financing component in the contract
•
Noncash consideration
•
Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Digital asset mining services

Providing computing power in digital asset transaction verification services will be an output of the Company’s ordinary activities. The provision of providing such computing power is a performance obligation. The transaction consideration the Company receives, if any, is noncash consideration, which the Company will measure at fair value on the date received. The consideration is all variable. There is no significant financing component in these transactions.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mining pools

The Company will also enter into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company will be entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which will be recorded as contra-revenue), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company will measure at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Consideration is constrained from recognition until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive; at this time, cumulative revenue is no longer probable of significant reversal, i.e., associated uncertainty is resolved.

There is no significant financing component in these transactions. There is, however, consideration payable to the customer in the form of a pool operator fee, payable only if the pool is the first to solve the equation; this fee will be deducted from the proceeds received by the Company and will be recorded as contra-revenue, as it does not represent a payment for a distinct good or service as described in ASC 606-10-32-25.

Certain aspects of the Company’s performance obligations, such as providing computing power, may be contracted to various third parties and there is a risk that if these parties are unable to perform or curtail their operations, the Company’s revenue and operating results may be affected. Please see Note 9 for additional information about the Company’s power arrangements.

Cryptocurrencies

Cryptocurrencies, including Bitcoin, will be included in current assets in the balance sheets. Cryptocurrencies purchased will be recorded at cost and cryptocurrencies awarded to the Company through its mining activities will be accounted for in connection with the Company’s revenue recognition policy disclosed above.

Cryptocurrencies will be accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of cryptocurrencies made by the Company will be included within investing activities in the statements of cash flows, while cryptocurrencies awarded to the Company through its mining activities will be included as a non-cash adjustment within operating activities on the statements of cash flows. The sales of cryptocurrencies will be included within investing activities in statements of cash flows and any realized gains or losses from such sales will be included in other income (expense) in the statements of operations. The Company will account for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or January 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and January 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent accounting pronouncements issued but not yet adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05 issued by the FASB, the entities who have not yet issued or made available for issuance their financial statements as of June 3, 2020 can defer the new guidance for one year. For the Company, this guidance is effective for annual reporting periods beginning January 1, 2022, and interim reporting periods within annual reporting periods beginning January 1, 2023. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on the Company’s financial statements and disclosures.

The Company entered into a series of agreements with affiliates of Luminant ET Services Company LLC (“Luminant”), including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). Once the Luminant Lease Agreement is effective and the Company has control over the applicable leased asset, the Company will record both a right-of-use asset and a corresponding lease liability in accordance with Topic 842 for each lease component.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

NOTE 3. BUSINESS COMBINATION

As discussed in Note 1, on August 27, 2021, GWAC, Merger Sub and Cipher consummated the Business Combination (the “Closing”), with Cipher surviving the Merger as a wholly-owned subsidiary of Cipher Mining.

At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Merger Agreement, each share of Cipher common stock was canceled and converted into the right to receive 400,000 shares (the “Exchange Ratio”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”).

Upon the Closing, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 510,000,000 shares, $0.001 par value per share, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”). The holder of each share of Common Stock is entitled to one vote.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the execution of the Merger Agreement, GWAC also entered into: (i) subscription agreements to sell to certain investors (the “PIPE Investors”), an aggregate of 32,235,000 shares of Common Stock, immediately following the Closing, for a purchase price of $10.00 per share and aggregate gross proceeds of $322.4 million (the “PIPE Financing”) and (ii) a subscription agreement with Bitfury Top HoldCo to sell to Bitfury Top HoldCo (or an affiliate of Bitfury Top HoldCo) an aggregate of 6,000,000 shares of Common Stock following the Closing, for a purchase price of $10.00 per share and Bitfury Top HoldCo’s payment in cash and/or forgiveness of outstanding indebtedness for aggregate gross proceeds of $60.0 million (the “Bitfury Private Placement”), of which $1.7 million was recorded in subscriptions receivable as of September 30, 2021 and was received by the Company in early October 2021.

Upon the consummation of the Business Combination, all holders of Cipher common stock received shares of our Common Stock of $10.00 per share after giving effect to the Exchange Ratio, resulting in 200,000,000 shares of our Common Stock to be immediately issued and outstanding to Bitfury Top HoldCo (in addition to 8,146,119 shares of our Common Stock held by GWAC), 32,235,000 shares of our Common Stock held by the PIPE Investors and 6,000,000 shares of our Common Stock received by Bitfury Holding under the Bitfury Private Placement, based on the following events contemplated by the Merger Agreement:

•
the cancellation of each issued and outstanding share of Cipher common stock; and
•
the conversion into the right to receive a number of shares of our Common Stock based upon the Exchange Ratio.

The following table reconciles the elements of the Business Combination to the unaudited statement of cash flows and the unaudited statement of stockholders’ equity (deficit) for the eight months ended September 30, 2021.

Recapitalization
Cash - GWAC trust and cash, net of redemptions	$43,197,478
Cash - PIPE Financing	322,350,000
Cash, subscription receivable and/or debt forgiveness - Bitfury Private Placement	60,000,000
Add: Non-cash net assets assumed from GWAC	433,186
Less: Subscription receivable - Bitfury Private Placement	(1,690,351)
Less: Fair value of private warrants	(261,060)
Less: Transaction costs and advisory fees allocated to equity	(40,965,106)
Net Business Combination	383,064,147
Less: Non-cash net assets assumed from GWAC	(433,186)
Less: Transaction costs and advisory fees allocated to warrants	(102,432)
Add: Fair value of private warrants	261,060
Add: Accrued transaction costs and advisor fees	1,063,416
Net cash contributions from Business Combination	$383,853,005

The Company recorded transaction costs and advisory fees allocated to the Private Placement Warrants as a component of change in fair value of warrant liability in the unaudited statements of operations.

The number of shares of Common Stock issued immediately following the consummation of the Business Combination was as follows:

Common stock of GWAC, net of redemptions	4,345,619
GWAC founder shares	3,572,500
GWAC private placement shares	228,000
Shares issued in PIPE Financing	32,235,000
Shares issued in the Bitfury Private Placement	6,000,000
Business Combination, PIPE Financing and Bitfury Private Placement shares - Common Stock	46,381,119
Cipher common shares issued in Business Combination (1)	200,000,000
Shares outstanding	246,381,119
(1)
The number of Cipher common shares outstanding immediately prior to the Business Combination was 500 shares converted at the Exchange Ratio.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$101,000,775	$-	$-	$101,000,775
	$101,000,775	$-	$-	$101,000,775
Liabilities included in:
Warrant liability	$-	$-	$271,320	$271,320
	$-	$-	$271,320	$271,320

Fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate the recorded value due to the short-term nature of these items. The Company’s Private Placement Warrants are classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market

The valuation of the Private Placement Warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s common stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants:

	As of	As of
	August 26, 2021	September 30, 2021
Risk-free rate	0.84%	0.95%
Dividend yield rate	0.00%	0.00%
Volatility	21.6%	29.0%
Contractual term (in years)	5.00	4.91
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the Private Placement Warrants for the three and eight months ended September 30, 2021:

	Three Months Ended	Eight Months Ended
	September 30, 2021	September 30, 2021
Balance, beginning of period	$-	$-
Assumed in Business Combination	261,060	261,060
Change in fair value	10,260	10,260
Balance, end of period	$271,320	$271,320

NOTE 5. PREPAID EXPENSES

As of September 30, 2021, the Company had $15.3 million of prepaid expenses on its unaudited condensed consolidated balance sheet, which was almost entirely related to prepaid insurance as less than $0.1 million related to other prepaid expenses. There were no prepaid expenses as of January 31, 2021.

NOTE 6. DEPOSITS ON EQUIPMENT

As of September 30, 2021, the Company had outstanding executed purchase agreements for the purchase of (1) 27,000 Antminer S19j Pro (100 TH/s) miners from Bitmain Technologies Limited (“Bitmain”) and (2) 60,000 MicroBT M30S, M30S+ and M30S++ miners

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from SuperAcme Technology (Hong Kong) Limited (“SuperAcme”), all of which are to be delivered in monthly batches from January 2022 through December 2022. The purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) are summarized below:

Vendor	Agreement Date	Purchase Commitment	Deposits Paid	Expected Shipping
Bitmain Technologies Limited	August 20, 2021 and August 30, 2021	$171,135,000	$49,656,000	January 2022 - September 2022
SuperAcme Technology (Hong Kong)*	September 2, 2021	222,400,800	22,240,080	July 2022 - December 2022
Various vendors for other contracts and costs		5,959,351	2,449,784
Total		$399,495,151	$74,345,864

* Pursuant to the Company’s agreements with Bitmain and SuperAcme, the Company is responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

NOTE 7. SECURITY DEPOSITS

Security deposits consisted of the following:

September 30, 2021
Luminant Purchase and Sale Agreement collateral (see Note 9)	$3,063,020
Luminant Power Purchase Agreement Independent Collateral Amount (see Note 9)	6,276,902
Other deposits	41,250
Total security deposits	$9,381,172

NOTE 8. RELATED PARTY TRANSACTIONS

Accounts payable, related party

The chief executive officer (“CEO”) and chief financial officer of the Company purchased several computers and funded other operating expenses of the Company and were subsequently reimbursed by an affiliate of Bitfury Top HoldCo. Additionally, the affiliate of Bitfury Top HoldCo also paid a consulting fee to the Company’s CEO for several months prior to the CEO being hired on a full-time basis by the Company. These amounts totaled $47,475 and were recorded as a related party accounts payable line item on the Company’s balance sheets until they were reclassified to the related party loan on August 26, 2021(see further discussion below).

Related party loan

The Company entered into a loan agreement with an affiliate of Bitfury Top HoldCo (the “Lender”) for an initial amount of $0.1 million on February 8, 2021. The interest rate under the loan was initially set at 0.3% and the Lender approved multiple increases to the outstanding loan balance, as well as paid vendors directly on behalf of the Company. On August 26, 2021, the loan agreement was amended by the parties to amend the interest rate per annum to 2.5%, to revise the maturity date to August 31, 2021, and to update the total amount disbursed under the loan to approximately $7.0 million, which included the reclassified accounts payable related party balance of $47,475. The $7.0 million outstanding loan balance was repaid by the Company at the Closing on August 27, 2021 by offsetting it against the $60.0 million of cash due under the Bitfury Private Placement. The Company has recorded accrued interest of $26,823 on its condensed consolidated balance sheet as of September 30, 2021, which represents all interest due to the Lender under this loan agreement at the revised interest rate of 2.5%.

Subscription receivable

On January 7, 2021, the Company received a letter for a subscription for 500 shares (200,000,000 shares converted at the Exchange Ratio) of its Common Stock from Bitfury Top HoldCo in exchange for a future payment of $5, which was recorded as a subscription receivable on the balance sheet as of January 31, 2021. The Company received payment for the subscribed shares on February 24, 2021.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As noted above in Note 3, related to the Bitfury Private Placement, there was a $1.7 million subscription receivable recorded on the condensed consolidated balance sheet as of September 30, 2021, which was received by the Company on October 4, 2021.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company's maximum exposure under these arrangements, if any, is unknown as of September 30, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Power and hosting arrangements

The Company is party to several power and hosting arrangements as described below.

Luminant power arrangement

On June 23, 2021, the Company entered into a definitive power purchase agreement, which was subsequently amended and restated on July 9, 2021, with Luminant for the supply of electric power at a predetermined power price to a site in Texas for a term of five years with a subsequent automatic annual renewal provision (as amended and restated, the “Luminant Power Agreement”).

The Luminant Lease Agreement leases the Company a plot of land where the planned data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) will be set up for the Texas site.

Under the Luminant Power Agreement, the Company is required to provide Luminant with collateral of approximately $12.6 million (the “Independent Collateral Amount”). Half of the Independent Collateral Amount was paid to Luminant on September 1, 2021 and is recorded in security deposits on the condensed consolidated balance sheet as of September 30, 2021, as the Company received notice that Luminant had commenced construction of the Interconnection Electrical Facilities. The other half will be due 15 days prior to the date on which the Interconnection Electrical Facilities are completed and made operational. The Independent Collateral Amount will remain in place throughout the term of the Luminant Power Agreement. Details of the construction of the Interconnection Electrical Facilities, including collateral arrangements that are in addition to the Independent Collateral Amount, are set out in the Luminant Purchase and Sale Agreement. Under the Luminant Purchase and Sale Agreement, the Company provided approximately $3.1 million as collateral separate from the Independent Collateral Amount, which is recorded in security deposits, along with the Independent Collateral Amount, on the unaudited condensed consolidated balance sheet as of September 30, 2021.

The Luminant Lease Agreement is effective from the date of the Company’s notification of the Effective Date of the Business Combination, which was August 27, 2021, and shall continue for five years following completion of the substation, subject to renewal provisions aligned with the Luminant Power Agreement. Financing for use of the land and substation is provided by Luminant affiliates, with monthly installments of principal and interest due over a five-year period starting upon transfer of legal title of the substation to the Company (estimated total undiscounted principal payments of $13.1 million). At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Standard Power hosting agreement

Under the Standard Power Hosting Agreement entered into on February 3, 2021 by the Company and 500 N 4th Street LLC, doing business as Standard Power (“Standard Power”), the Company agrees to provide Standard Power with Bitcoin miners with a specified energy utilization capacity necessary to generate computational power at three Ohio facilities (the “Miners”). Standard Power, in turn, is obligated to (i) host the Miners in specialized containers and provide the electrical power and transmission and connection equipment necessary for the mining and (ii) host, operate and manage the Miners there, in each case in accordance with the terms and conditions of the Standard Power Hosting Agreement.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Standard Power Hosting Agreement provides that Standard Power shall provide an electric power infrastructure, including containers, necessary to operate Miners with a specified energy utilization capacity at facility 1 in Ohio in accordance with the specifications and power availability date set out in the availability schedule.

Thereafter, Standard Power shall provide the hosting capacity, housing and equipment for Miners with the specified energy utilization capacities that will be delivered to the facilities in accordance with the availability schedule, as may be amended and supplemented. Standard Power also undertakes to be responsible for the proper installation and the costs of work for hosting the Miners in the specialized containers in each facility and for the proper care and maintenance of the Miners, the facilities and the containers in which the Miners are installed.

Under the Standard Power Hosting Agreement, the Company is obligated to pay a hosting fee and an operational service fee. The Company’s payment obligations under the Standard Power Hosting Agreement become effective on a pro rata basis according to the number of Miners in operation in accordance with the terms of this agreement. The Standard Power Hosting Agreement provides for a term of five years with automatic five-year renewal provisions.

WindHQ power arrangement and joint venture

On June 10, 2021, the Company and WindHQ, LLC (“WindHQ”) signed a binding definitive framework agreement with respect to the construction, build-out, deployment and operation of one or more data centers (“Data Centers”) in the United States (the “WindHQ Joint Venture Agreement”).

The WindHQ Joint Venture Agreement provides that the parties shall collaborate to fund the construction and build-out of certain specified Data Centers at locations already identified by the parties (“Initial Data Centers”). Each Initial Data Center will be owned by a separate limited liability company (each, an “Initial Data Center LLC”), and WindHQ and the Company will each own 51% and 49%, respectively, of the initial membership interests of each Initial Data Center LLC.

The WindHQ Joint Venture Agreement includes a development schedule for additional electrical power capacity through the joint identification, procurement, development and operation of additional Data Centers (“Future Data Centers”). Each Future Data Center will be owned by a separate limited liability company (each, a “Future Data Center LLC”, and collectively with the Initial Data Center LLCs, the “Data Center LLCs”), and WindHQ will own at least 51% of the initial membership interests of each Future Data Center LLC and the Company will own a maximum of 49% of the initial membership interests of each Future Data Center LLC. Furthermore, under the WindHQ Joint Venture Agreement, WindHQ is required to procure energy for Future Data Centers at the most favorable pricing then available. Similarly, the Company is required to procure the applicable equipment needed for the Future Data Centers at the most favorable pricing then available.

Under the WindHQ Joint Venture Agreement, WindHQ agrees to provide a series of services to each of the Data Centers, including but not limited to: (i) the design and engineering of each of the Data Centers; (ii) the procurement of energy equipment and others related services such as logistics for each of the Data Centers; and (iii) the construction work for each of the Data Centers. The Company, on the other hand, is required to support and monitor (remotely) the operations of the hardware at each Data Center (particularly the mining servers).

A development fee equal to 2% of capital expenditures in respect of the initial development of each Data Center shall be paid 50% to WindHQ and 50% to the Company. Furthermore, a fee equal to 2% of the gross revenues of each of the Data Center LLCs will be payable monthly, based on the immediately prior month gross revenue of such Data Center, 50% to WindHQ and 50% to the Company.

The WindHQ Joint Venture Agreement also provides that for each Data Center, WindHQ and the Company will cooperate to prepare a financial model incorporating the relevant economic factors of such Data Center, and both WindHQ and the Company will provide

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the initial funding required for each Data Center on a pro rata basis in accordance with the parties’ respective ownership interests in the applicable Data Center.

The arrangement with WindHQ is still in the planning phase and has nominal operations and working capital. Currently, it is not anticipated by management of the Company that the Company’s investment in any of the individual Data Center LLCs will meet the definition of a variable interest entity in accordance with ASC 810, “Consolidation” and the Company will not have a controlling voting interest in any of the Data Center LLCs. No agreements for the Data Centers have been executed between the parties, however, based upon the Company's expectation that they will have significant influence over the operations and major decisions of the Data Center LLCs, the Company’s 49% ownership in each individual Data Center LLC will be separately accounted for under the equity method of accounting, as the Company does not expect to exercise control over the Data Center LLCs.

NOTE 10. STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2021, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as and if declared by the Board. As of September 30, 2021, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. The voting, dividend, liquidation and other rights and powers of the Common Stock are subject to and qualified by the rights, powers and preferences of any outstanding series of Preferred Stock.

Cipher

As of January 31, 2021, 5,000 common shares of Cipher were authorized with a par value of $0.001 per share, and 500 units were subscribed, which were issued subsequent to January 31, 2021, as discussed above in Note 8. In connection with the Business Combination, the 500 common shares of Cipher were converted into 200,000,000 shares of the Company’s Common Stock.

NOTE 11. WARRANTS

The Company assumed the Public and Private Placement Warrants, as mentioned above in Note 2, upon consummation of the Business Combination. The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,500,000 Public Warrants and 114,000 Private Placement Warrants outstanding both as of the Closing Date of the Business Combination and as of September 30, 2021. The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

Public Warrants

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

•
Once the warrants become exercisable, the Company may redeem the Public Warrants:
•
in whole and not in part;
•
at a price of $0.01 per warrant;

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•
upon not less than 30 days’ prior written notice of redemption;
•
if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
•
if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Private Placement Warrants

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 12. EQUITY-BASED COMPENSATION

Upon Closing of the Business Combination, the Board approved the Cipher Mining Inc. Incentive Award Plan (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, restricted stock units, stock appreciation rights, and other stock or cash-based awards to employees, consultants and directors.

Initially, up to 19,869,312 shares of Common Stock are available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. As of September 30, 2021, 19,869,312 shares of Common Stock are available for issuance under the Equity Incentive Plan.

NOTE 13. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of the Company’s Common Stock. Basic net loss per common share is the same as dilutive net loss per common share for the three and eight months ended September 30, 2021, as the inclusion of all potential common shares would have been antidilutive. Public and private warrants that were sold by GWAC in its initial public offering or concurrent with its initial public offering, respectively, and assumed by the Company as of the Effective Date of the Business Combination are the only potentially dilutive securities that have been outstanding for the Company during the three and eight months ended September 30, 2021.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of the periods presented because including them would have been antidilutive.

September 30, 2021
Public Warrants	8,500,000
Private Placement Warrants	114,000
8,614,000

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14. SUBSEQUENT EVENTS

On October 11, 2021, the Company entered into an agreement with Bitfury Top HoldCo, made under and as a part of the Master Services and Supply Agreement between the Company and Bitfury Top HoldCo, dated as of August 26, 2021, to purchase a total of between 28,000 to 56,000 mining rigs, which shall be delivered in seven batches on a monthly basis between June 2022 and December 2022. We agreed to pay a maximum price per machine and to make an advance payment of $10.0 million that was paid to Bitfury Top HoldCo on October 13, 2021 (the “Pre-payment”) following the execution of the agreement and advance payments thereafter for each monthly batch due in accordance with the terms of the agreement.

On November 9, 2021, the Company paid an additional deposit amount of $11.4 million to Bitmain pursuant to the executed purchase agreement with Bitmain further detailed in Note 6 above.

On November 10, 2021, the Board approved grants of restricted stock units under the Incentive Award Plan to Tyler Page, the Company's Chief Executive Officer, and Edward Farrell, the Company's Chief Financial Officer, which grants are to be effective November 12, 2021. The material terms of the restricted stock unit grants are described below.

Mr. Page received a grant of 5,676,946 restricted stock units which are fully vested upon grant. In addition, Mr. Page received a grant of 7,096,183 restricted stock units, 2,838,473 of which are subject to service-based vesting (the “Service-Based RSUs”) and 4,257,710 of which are subject to performance-based vesting (the “Performance-Based RSUs”). The Service-Based RSUs vest in equal installments on each of January 1, 2022, January 1, 2023, January 1, 2024 and January 1, 2025, subject to Mr. Page’s continuous service on the applicable vesting date; provided, that if Mr. Page’s employment is terminated by the Company without “cause,” by Mr. Page for “good reason” (as such terms are defined in Mr. Page’s employment agreement with the Company) or due to his death or permanent disability, all unvested Service-Based RSUs will vest in full. In addition, in the event of a “change in control” (as defined in the Incentive Award Plan), any unvested Service-Based RSUs will vest subject to Mr. Page’s continuous service to the Company through such change in control. One-third of the Performance-Based RSUs will vest upon the Company achieving a market capitalization equal to or exceeding $5 billion, $7.5 billion and $10 billion, in each case over a 30-day lookback period and subject to Mr. Page’s continuous service through the end of the applicable 30-day period. In addition, if the $10 billion market capitalization milestone is achieved and Mr. Page remains in continuous service through such achievement, any then-unvested Service-Based RSUs will vest. In the event of a change in control and Mr. Page’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day lookback period). Any Performance-Based RSUs that do not vest prior to Mr. Page’s termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration.

Mr. Farrell received a grant of 936,696 restricted stock units which are subject to service-based vesting. Mr. Farrell’s restricted stock units will vest in equal installments on each of January 1, 2022, January 1, 2023, January 1, 2024 and January 1, 2025, subject to Mr. Farrell s continuous service on the applicable vesting date; provided, that if Mr. Farrell’s employment is terminated by the Company without “cause,” by Mr. Farrell for “good reason” (as such terms are defined in Mr. Farrell’s employment agreement with the Company) or due to his death or permanent disability, all unvested restricted stock units will vest in full. In addition, in the event of a change in control, any unvested restricted stock units will vest subject to Mr. Farrell’s continuous service to the Company through such change in control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), as well as our audited consolidated financial statements and related notes as disclosed in our prospectus filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on October 8, 2021 (the “Prospectus”) in connection with the Business Combination. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report.

Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “we,” “us” or “our” refers to Cipher Mining Inc.

Overview

We are an emerging technology company that plans to operate in the Bitcoin mining ecosystem in the United States. Specifically, we plan to develop and grow a cryptocurrency mining business, specializing in Bitcoin. Our key mission is to become the leading Bitcoin mining company in the United States. As of the date of this Quarterly Report, although we have not yet commenced operations, we have placed equipment orders and are building out our sites.

Our subsidiary, Cipher Mining Technologies Inc. was established by the Bitfury Group, a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. As a stand-alone, U.S.-based cryptocurrency mining business, we plan to begin our initial buildout phase with a set-up of cryptocurrency mining facilities (or sites) in at least four cities in the United States (three in Texas and one in Ohio). We currently anticipate to begin deployment of capacity across some of our planned cryptocurrency mining sites in the first quarter of 2022.

In connection with our planned set-up, pursuant to the Merger Agreement, we entered into the Standard Power Hosting Agreement, the WindHQ Joint Venture Agreement and the Luminant Power Agreement, all of which, together, are expected to cover sites for our data centers in at least four planned cities referenced above. Pursuant to these agreements, we expect to have access, for at least five years, to an average cost of electricity of approximately 2.7 cents per kilowatt hour ("c/kWh"). We expect that this will help to competitively position us to achieve our goal of becoming the largest Bitcoin mining operator in the United States.

We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that Cipher will become an important player in the Bitcoin network due to our planned large-scale operations, best-in-class technology, market-leading power and hosting arrangements and a seasoned, dedicated senior management team.

Upon completion of the Business Combination (as defined below), Bitfury Top HoldCo (together with Bitfury Holding) beneficially owned approximately 83.4% of our common stock with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has the power to elect all of our directors and we are a “controlled company” under Nasdaq corporate governance standards.

The Business Combination

On August 27, 2021, as contemplated by the Agreement and Plan of Merger dated as of March 4, 2021 (the “Merger Agreement”), by and among GWAC, a Delaware corporation, Currency Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned direct subsidiary of GWAC, and the Company, the parties entered into the business combination transaction pursuant to which Merger Sub merged with and into the Company, the separate corporate existence of Merger Sub ceasing and the Company being the surviving corporation and a wholly-owned subsidiary of GWAC (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the Business Combination, the combined company was named Cipher Mining Inc. (“Cipher Mining”). Cipher Mining comprises all of GWAC’s and Cipher Mining Technologies’ operations.

Upon the consummation of the Business Combination, all holders of Cipher common stock received shares of our common stock of $10.00 per share after giving effect to the Exchange Ratio, resulting in an estimated 200,000,000 million shares of our common stock to be immediately issued and outstanding to Bitfury Top HoldCo (in addition to 17,000,000 million of our common stock held by GWAC), 32,235,000 of our common stock held by the PIPE Investors and 6,000,000 of our common stock received by Bitfury

Holding B.V., an affiliate of Bitfury Top HoldCo, under the Bitfury Private Placement, based on the following events contemplated by the Merger Agreement:

•
the cancellation of each issued and outstanding share of Cipher common stock; and
•
the conversion into the right to receive a number of shares of our common stock based upon the Exchange Ratio.

In connection with the execution of the Merger Agreement, GWAC entered into: (i) the PIPE Subscription Agreements to sell to certain investors (the “PIPE Investors”), an aggregate of 32,235,000 shares of GWAC Common Stock, immediately following the Closing, for a purchase price of $10.00 per share and at an aggregate gross proceeds of $322,350,000 (the “PIPE Financing”) and (ii) the Bitfury Subscription Agreement to sell to Bitfury Top HoldCo (or an affiliate of Bitfury Top HoldCo), an aggregate of 6,000,000 shares of GWAC Common Stock, following the Closing, for a purchase price of $10.00 per share and Bitfury Top HoldCo’s payment in cash and/or forgiveness of outstanding indebtedness for aggregate gross proceeds of $60,000,000 (the “Bitfury Private Placement”).

Upon the consummation of the Business Combination, GWAC Common Stock and GWAC Warrants ceased trading on the Nasdaq Stock Exchange (the “Nasdaq”), and Cipher Mining Common Stock and Cipher Mining Warrants began trading on August 30, 2021 on the Nasdaq under the ticker symbols “CIFR” and “CIFRW,” respectively. The Business Combination resulted in cash proceeds, net of issuance costs, of approximately $383.9 million.

Results of Operations and Known Trends or Future Events

In the period from January 7, 2021 (inception) to the date of this Quarterly Report, we have not generated any revenues from our business. Leading up to the Business Combination, our only activities since inception have been organizational activities and those necessary to prepare for the Business Combination. Following the Business Combination, we have been focused on deploying some of the net proceeds from the Business Combination to implement our 12-month plan of operation, mainly through equipment deposits and collateral paid on some of our initial sites. There has been no material adverse change since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). Our plan of operation for the next 12 months is to develop our initial portfolio comprised of select sites in the United States in which to construct Bitcoin mining facilities for our operations.

Factors Expected to Affect Our Future Results

We expect our revenue to comprise a combination of: (i) block rewards in Bitcoin, which are fixed rewards programmed into the Bitcoin software that are awarded to a miner or a group of miners for solving the cryptographic problem required to create a new block on a given blockchain and (ii) transaction fees in Bitcoin, which are flexible fees earned for verifying transactions in support of the blockchain.

Block rewards are fixed and the Bitcoin network is designed to periodically reduce them through halving. Currently the block rewards are fixed at 6.25 Bitcoin per block, and it is estimated that it will halve again to 3.125 Bitcoin in March 2024.

Bitcoin miners also collect transaction fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. Miners have historically accepted relatively low transaction confirmation fees, because miners have a very low marginal cost of validating unconfirmed transactions; however, unlike the fixed block rewards, transaction fees may vary, depending on the consensus set within the network.

As the use of the Bitcoin network expands and the total number of Bitcoin available to mine and, thus, the block rewards, declines over time, we expect the mining incentive structure to transition to a higher reliance on transaction confirmation fees, and the transaction fees to become a larger proportion of the revenues to miners.

Limited Business History; Need for Additional Capital

There is no historical financial information about the Company upon which to base an evaluation of our performance. We have not generated any revenues from our business. We cannot guarantee we will be successful in our business plans. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no current intention of entering into a merger or acquisition within the next twelve months and we have a specific business plan and timetable to complete our 12-month plan of operation. We may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Accordingly, we may in the future engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons. For risks associated with this, see “Risk Factors—Risks Related to Our Limited Operating History and Early Stage of Growth—In the future, we may need to raise additional capital, which may not be available on terms acceptable to us, or at all.”

Liquidity and Capital Resources

Prior to the Business Combination, we had cash received under a loan agreement with Bitfury Holding. This loan was forgiven upon the successful closing of the Business Combination on August 27, 2021.For details on the loan, see additional information in our Prospectus under “Contractual Obligations and Other Commitments.”

In connection with the Business Combination, we received cash proceeds, net of issuance costs, of approximately $383.9 million. As of September 30, 2021, we had cash and cash equivalents of $282.3 million. Following the Business Combination, management believes that its existing financial resources are sufficient to meet its operating and capital requirements for at least 12 months from the date these financial statements are issued. The Company may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to becoming a public company. Accordingly, the Company may in the future engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited.

Contractual Obligations and Other Commitments

We are party to several power and hosting arrangements. See “Information About Cipher – Material Agreements – Power Arrangements and Hosting Arrangements” of the Prospectus for more information.

On August 30, 2021 we entered into a fully executed Non-Fixed Price Sales and Purchase Agreement and a Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement with Bitmain Technologies Limited to purchase 27,000 miners, which will be delivered in nine batches on a monthly basis between January 2022 and September 2022. The purchase price included a 25% payment of the total purchase price due within five days of execution of the agreement, a 35% payment of the purchase price of each batch due five months prior to each delivery, and a payment of the remaining 40% of the purchase price of each batch due 15 days prior to each delivery.

On September 2, 2021 we entered into a Framework Agreement on Supply of Blockchain Servers with SuperAcme Technology (Hong Kong) Limited to purchase 60,000 miners, which will be delivered in six batches on a monthly basis between July 2022 and year-end 2022. The purchase price included a deposit ten days following the execution of the agreement and advance payment due thereafter in advance of certain batches of supply being delivered and subject to additional floating price terms.

On October 11, 2021 we entered into an agreement with Bitfury Top HoldCo B.V. (“Bitfury”), made under and as a part of the Master Services and Supply Agreement between us and Bitfury, dated as of August 26, 2021 to purchase a total of between 28,000 to 56,000 mining rigs, which will be delivered in seven batches on a monthly basis between June 2022 and December 2022. We agreed to pay a maximum price per machine with an advance payment due following the execution of the agreement and advance payments thereafter for each monthly batch due in accordance with the terms of the agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Change in fiscal year

Starting with the three and eight months ended September 30, 2021, we assumed GWAC’s financial calendar for the combined entity with the third fiscal quarter ending September 30 and its fiscal year ending December 31. This change to the fiscal year end was approved by Cipher Mining’s board of directors (“Board”) on September 23, 2021. Cipher Mining Technology Inc.’s fiscal year previously ended on January 31.

Critical Accounting Policies and Estimates

Revenue recognition

We recognize revenue under FASB ASC 606 “Revenue from Contracts with Customers.” The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•
Step 1: Identify the contract with the customer
•
Step 2: Identify the performance obligations in the contract
•
Step 3: Determine the transaction price
•
Step 4: Allocate the transaction price to the performance obligations in the contract
•
Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•
Variable consideration
•
Constraining estimates of variable consideration
•
The existence of a significant financing component in the contract
•
Noncash consideration
•
Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Digital asset mining services

Providing computing power in digital asset transaction verification services will be an output of our ordinary activities. The provision of providing such computing power is a performance obligation. The transaction consideration we receive, if any, is noncash consideration, which we will measure at fair value on the date received. The consideration is all variable. There is no significant financing component in these transactions.

Mining pools

We will also enter into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and our enforceable right to compensation only begins when we provide computing power to the mining pool operator. In exchange for providing computing power, we will be entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which will be recorded as contra-revenue), for successfully adding a block to the blockchain. Our fractional share is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of our ordinary activities. The provision of providing such computing power is the only performance obligation in our contracts with mining pool operators. The transaction consideration we receive, if any, is noncash consideration, which we will measure at fair value on the date received, which is not materially different than the fair value at contract inception or the time we have earned the award from the pools. The consideration is all variable. Consideration is constrained from recognition until the mining pool operator successfully places a block (by being the first to solve an algorithm) and we receive confirmation of the consideration it will receive; at this time, cumulative revenue is longer probable of significant reversal, i.e., associated uncertainty is resolved.

There is no significant financing component in these transactions. There is, however, consideration payable to the customer in the form of a pool operator fee, payable only if the pool is the first to solve the equation; this fee will be deducted from the proceeds we receive and will be recorded as contra-revenue, as it does not represent a payment for a distinct good or service as described in ASC 606-10-32-25.

Certain aspects of our performance obligations, such as providing computing power, may be contracted to various third parties and there is a risk that if these parties are unable to perform or curtail their operations, our revenue and operating results may be negatively affected. See “Risk Factors—Risks Related to Cipher’s Business, Industry and Operations following the Business Combination—If we are unable to successfully maintain our power and hosting arrangements or secure the sites for our data centers, on acceptable terms or at all or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.” Please see “Information About Cipher — Material Agreements — Power Arrangements and Hosting Arrangements” for additional information about our power arrangements.

Cryptocurrencies

Cryptocurrencies, including Bitcoin, will be included in current assets in the balance sheets. Cryptocurrencies purchased will be recorded at cost and cryptocurrencies awarded to us through our mining activities will be accounted for in connection with our revenue recognition policy disclosed above.

Cryptocurrencies will be accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If management concludes otherwise, we are required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of cryptocurrencies made by us will be included within investing activities in the statements of cash flows, while cryptocurrencies awarded to us through our mining activities will be included as a non-cash adjustment within operating activities on the statements of cash flows. The sales of cryptocurrencies will be included within investing activities in statements of cash flows and any realized gains or losses from such sales will be included in other income (expense) in the statements of operations. We will account for our gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

Impairment of long-lived assets

Management will review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used will be measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Common stock warrants

Upon the consummation of the Business Combination, we assumed common stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). See Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information about the Public and Private Placement Warrants.

We are capitalized as a single class of common stock, accordingly, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change-in-control, and in accordance with ASC 815-40-55-3, this would not preclude permanent equity classification of the Public Warrants; therefore, the Public Warrants are equity classified.

The Private Placement Warrants are accounted for as a liability under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” as they are a freestanding financial instrument that require us to transfer assets upon exercise. We recorded the Private Placement Warrants as a liability in the unaudited condensed consolidated balance sheet at fair value on the Closing Date, with subsequent changes in the respective fair values recognized in the change in fair value of warrant liability within the unaudited condensed consolidated statements of operations included elsewhere in this Quarterly Report at each reporting date. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report for a discussion of recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level and that the previous material weaknesses of GWAC no longer applied to the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q (the “Quarterly Report”), as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated October 8, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act (the “Prospectus”) in connection with the Business Combination. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Common Stock could decline and you could lose part or all of your investment.

Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “we,” “us” or “our” refers to Cipher Mining Inc.

Risks Related to Our Limited Operating History and Early Stage of Growth

We are in an early stage of development. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

Having been incorporated only in January 7, 2021, we have no operating history and have not earned any revenues to date. Our primary business activities are focused on the development and operation of our cryptocurrency mining business, specializing in Bitcoin. Although we believe that our business model has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

Our lack of operating history makes evaluating our business and future prospects difficult and increases the risk of an investment in our securities.

We are a recently formed entity, which currently has no operations and therefore has no meaningful operating history upon which an investor may evaluate our business, prospects, financial condition and operating results. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. Furthermore, we plan to focus our business on cryptocurrency, and specifically Bitcoin, mining, a new and developing field, which could further exacerbate the risks involved in our business, see “—Risks Related to Cryptocurrency—Acceptance and widespread use of cryptocurrency, in general, and Bitcoin, specifically, is uncertain.” In the event that actual results differ from our estimates or we adjust our estimates in future periods, our business, prospects, financial condition and operating results could be adversely affected.

Our business and the markets in which we plan to operate are new and rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have not earned any revenues to date and expect to incur losses until we are able to commence our operations. These losses could increase as we continue to work to develop our business. We plan to focus on cryptocurrency mining business, specializing in Bitcoin. Specifically, we plan to begin our initial buildout phase with a set-up of cryptocurrency mining facilities in four sites in the United States (three in Texas and one in Ohio), see “Business—Our Planned Cryptocurrency Operations—Operational Buildout Timeline” in the Prospectus. Our business and the markets in which we plan to operate are new and rapidly evolving, which makes it difficult to evaluate and assess our future prospects and the risks and challenges that we may encounter. These risks and challenges include, among others, our ability to:

•
implement our business model in a timely manner, in particular our ability to set up our planned cryptocurrency mining facilities in Texas and Ohio;
•
establish and maintain our commercial and supply partnerships, including our power and hosting arrangements;

•
react to challenges from existing and new competitors;
•
comply with existing and new laws and regulations applicable to our business and in our industry; and
•
anticipate and respond to macroeconomic changes, and industry benchmarks and changes in the markets in which we plan to operate.

Our strategy may not be successful, and we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If the risks and uncertainties that we plan for when establishing and operating our business are incorrect or change, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, prospects, financial condition and operating results could be adversely affected.

In the future, we may need to raise additional capital, which may not be available on terms acceptable to us, or at all.

From time to time, we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances. Accordingly, we may determine to engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons.

We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution.

Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Risks Related to Our Business, Industry and Operations

Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, Bitcoin.

All of our sources of revenue will be dependent on cryptocurrencies and, specifically, Bitcoin and the broader blockchain and Bitcoin mining ecosystem. Due to the highly volatile nature of the cryptocurrency markets and the prices of cryptocurrency assets, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency ecosystem. Our operating results may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

•
macroeconomic conditions;
•
changes in the legislative or regulatory environment, or actions by governments or regulators, including fines, orders, or consent decrees;
•
adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•
increases in operating expenses that we expect to incur to grow and expand our operations and to remain competitive;
•
system errors, failures, outages and computer viruses, which could disrupt our ability to continue mining;
•
power outages and certain other events beyond our control, including natural disasters and telecommunication failures;
•
breaches of security or privacy;
•
our ability to attract and retain talent; and
•
our ability to compete with our existing and new competitors.

As a result of these factors, it may be difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In view of the rapidly evolving nature of our business and the Bitcoin mining ecosystem, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates, and our operating results in one or more future quarters may fall below the expectations of securities analysts and investors.

If we are unable to successfully maintain our power and hosting arrangements or secure the sites for our data centers, on acceptable terms or at all or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.

As part of our initial buildout phase, we plan to set up cryptocurrency mining facilities (or sites) in at least four cities in the United States, with three in Texas and one in Ohio. We currently anticipate to begin deployment of capacity across some of our planned cryptocurrency mining sites in the first quarter of 2022. We could set up multiple cryptocurrency mining sites per city. For further details on our planned initial buildout phase, see “Business—Our Planned Cryptocurrency Operations—Operational Buildout Timeline” in the Prospectus. We entered into definitive power and hosting arrangements with Standard Power, WindHQ and Luminant, which intend to cover sites for our data centers in at least four planned cities referenced above. For further details, see “Business—Material Agreements—Power Arrangements and Hosting Arrangements” in the Prospectus. Furthermore, although these definitive agreements include provisions allowing us to secure the sites for our data centers, actually securing these sites on terms acceptable to our management team may not occur within our timing expectations or at all. Securing the sites for our data centers may also be subject to various governmental approvals and require entry into ancillary agreements. Our inability to secure the sites for our data centers could adversely impact the anticipated timing of our initial buildout phase and therefore the time by which we are able to commence our operations.

If we are forced to locate alternative sites, we may not be successful in identifying adequate replacement sites to house our miners. Even if we identify such sites, we may not be successful in leasing the necessary facilities at rates that are economically viable to support our mining activities.

Even if we successfully secure the sites for our data centers, in the future, we may not be able to renew those on acceptable terms, in which case we would need to relocate our established mining operations. Relocating any mining operation may force us to incur the costs to transition to a new facility including, but not limited to, transportation expenses and insurance, downtime while we are unable to mine, legal fees to negotiate the new lease, de-installation at our current facility and, ultimately, installation at any new facility we identify. These costs may be substantial, and we cannot guarantee that we will be successful in transitioning our miners to a new facility. Such circumstances could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may depend on third parties to provide us with certain critical equipment and may rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to an ongoing significant shortage. Equipment orders for our initial buildout phase would typically require payments in advance.

In order to build and sustain our operations we will depend on third parties to provide us with ASIC chips and other critical components for our mining equipment, which may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. We believe that the current microchip shortage that the entire industry is experiencing leads to price fluctuations and disruption in the supply of key miner components. Specifically, the ASIC chips have recently been subject to a significant price increases and shortages.

We have no operating history and have not earned any revenues to date. We cannot order ASIC chips or other equipment or services without advance payments as ASIC chip manufacturers and suppliers typically do not guarantee reserve foundry capacity or supplies without substantial order deposits. We would generally expect to fund our initial buildout phase, including our purchases of ASIC chips and other equipment and services, with the funds received in connection with the Business Combination. However, we cannot guarantee that we will be able to timely place our purchase orders to ensure sufficient supply of the required equipment at prices acceptable to us or at all. Thus, there is a risk that we will not be able to initiate or progress our initial buildout phase as planned.

Our ability to source ASIC chips and other critical components in a timely matter and at an acceptable price and quality level is critical to our operational buildout timeline and the development under our current business model. See “Business—Bitcoin Mining Technology—ASIC chips” in the Prospectus. We will be exposed to the risk of disruptions or other failures in the overall global supply chain for cryptocurrency hardware. This is particularly relevant to the ASIC chip production since there is only a small number of fabrication facilities capable of such production, which increases our risk exposure to manufacturing disruptions or other supply chain failures. For further details see “—We are exposed to risks related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.”

There is also a risk that a manufacturer or seller of ASIC chips or other necessary mining equipment may adjust the prices according to Bitcoin, other cryptocurrency prices or otherwise, so the cost of new machines could become unpredictable and extremely high. As a result, at times, we may be forced to obtain miners and other hardware at premium prices, to the extent they are even available. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, or even fully or partially ban mining operations.

Mining Bitcoin requires massive amounts of electrical power, and electricity costs are expected to account for a significant portion of our overall costs. The availability and cost of electricity will restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we plan to operate may negatively impact the viability and the expected economic return for Bitcoin mining activities in that location.

Further, our business model can only be successful and our mining operations can only be profitable if the costs, including electrical power costs, associated with Bitcoin mining are lower than the price of Bitcoin itself. As a result, any mining operation we establish can only be successful if we can obtain sufficient electrical power for that site on a cost-effective basis, and our establishment of new mining data centers requires us to find sites where that is the case. Even if our electrical power costs do not increase, significant fluctuations in, and any prolonged periods of, low Bitcoin prices may also cause our electrical supply to no longer be cost-effective.

In connection with the Business Combination, we entered into separate definitive power and hosting arrangements with each of Standard Power, WindHQ and Luminant, which intend to cover sites for our data centers in at least four planned cities where we expect to begin our initial buildout phase. For further details, see “Business—Material Agreements—Power Arrangements and Hosting Arrangements” in the Prospectus. If our counterparties fail to perform their obligations under these agreements, we may be forced to look for alternative power providers. There is no assurance that we will be able to find such alternative suppliers on acceptable terms in a timely manner or at all. See also “—We are exposed to risk of nonperformance by counterparties, including our counterparties under our power and hosting arrangements.”

Furthermore, there may be significant competition for suitable cryptocurrency mining sites, and government regulators, including local permitting officials, may potentially restrict our ability to set up cryptocurrency mining operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations. For example, in 2018, the board of commissioners of Chelan County Public Utility District in Washington voted to stop reviewing applications for mining facilities following a review of the impact of existing operations. While we are not aware of the existence of any such restrictions in our planned mining locations in Texas and Ohio, new ordinances and other regulations at the federal, state and local levels can be introduced at any time. Specifically, those can be triggered by certain adverse weather conditions or natural disasters, see “—We will be vulnerable to severe weather conditions and natural disasters, including severe heat, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.”

Furthermore, if cryptocurrency mining becomes more widespread, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption may significantly increase. The considerable consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin, specifically, or cryptocurrencies, generally. This, in turn, could lead to governmental measures restricting or prohibiting cryptocurrency mining or the use of electricity for Bitcoin mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results. Government regulators in other countries may also ban or substantially limit their local cryptocurrency mining activities, which could have a material effect on our supply chains for mining equipment or services and the price of Bitcoin. It could also increase our domestic competition as some of those cryptocurrency miners or new entrants in this market may consider moving their cryptocurrency mining operations or establishing new operations in the United States. For further details on our competition, see “—We will operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.”

Additionally, our mining operations could be materially adversely affected by power outages and similar disruptions. Given the power requirements for our mining equipment, it would not be feasible to run this equipment on back-up power generators in the event of a government restriction on electricity or a power outage. If we are unable to receive adequate power supply and are forced to reduce our operations due to the availability or cost of electrical power, it would have a material adverse effect on our business, prospects, financial condition, and operating results.

We may be affected by price fluctuations in the wholesale and retail power markets.

While the majority our power and hosting arrangements contain fixed power prices, some also contain certain price adjustment mechanisms in case of certain events. Furthermore, a portion of our power and hosting arrangements includes merchant power prices, or power prices reflecting market movements.

Market prices for power, generation capacity and ancillary services, are unpredictable. Depending upon the effectiveness of any price risk management activity undertaken by us, an increase in market prices for power, generation capacity, and ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:

•
increases and decreases in generation capacity;
•
changes in power transmission or fuel transportation capacity constraints or inefficiencies;
•
volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters;
•
technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;
•
federal and state power, market and environmental regulation and legislation; and
•
changes in capacity prices and capacity markets.

If we are unable to secure power supply at prices or on terms acceptable to us, it would have a material adverse effect on our business, prospects, financial condition, and operating results.

We will be vulnerable to severe weather conditions and natural disasters, including severe heat, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.

Our business will be subject to the risks of severe weather conditions and natural disasters, including severe heat, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, any of which could result in system failures, power supply disruptions and other interruptions that could harm our business. As a substantial portion of our business and operations will be located in Texas and Ohio, we will be particularly vulnerable to disruptions affecting those states.

For example, in February 2021, Texas was hit with a major winter storm, which triggered power outages across the state for several days and left millions of homes, offices and factories without power. Although the power outages did not have a material impact on our power suppliers, future power outages may disrupt our business operations and adversely affect our results of operations. Furthermore, the grid damages that occurred in Texas could potentially lead to delays and increased prices in our procurement of certain equipment essential to our operations, such as switchgears, cables and transformers. This could adversely impact the anticipated timing of our initial buildout phase and therefore the time by which we are able to commence our operations.

While we the majority of our power and hosting arrangements contain fixed power prices, some portion of our power arrangements have merchant power prices, or power prices reflecting the market movements. In an event of a major power outage, such as the abovementioned power outage in Texas, the merchant power prices could be too high to make Bitcoin mining profitable. Furthermore, even the fixed-price power arrangements would still depend upon prevailing market prices to some degree. To extent the power prices increase significantly as result of severe weather conditions, natural disasters or any other causes, resulting in contract prices for power being significantly lower than current market prices, the counterparties under our power and hosting arrangements may refuse to supply power to us during that period of fluctuating prices, see “—We are exposed to risk of nonperformance by counterparties, including our counterparties under our power and hosting arrangements.”

From time to time, we may consider protecting against power price movements by adopting a more risk averse power procurement strategy and hedging our power purchase prices, which would translate into additional hedging costs for us.

Furthermore, events such as the aforementioned outage in Texas may lead federal, state or regional government officials to introduce new legislation and requirements on power providers that may result in, among other things, restrictions on cryptocurrency mining operations in general.

We do not plan to carry business interruption insurance sufficient to compensate us for the losses that may result from interruptions in our operations as a result of system failures. A system outage or data loss, caused by it, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are exposed to risk of nonperformance by counterparties, including our counterparties under our power and hosting arrangements.

We are exposed to risk of nonperformance by counterparties, whether contractual or otherwise. Risk of nonperformance includes inability or refusal of a counterparty to perform because of a counterparty’s financial condition and liquidity or for any other reason. For example, our counterparties under our power and hosting arrangements may be unable to deliver the required amount of power for a variety of technical or economic reasons. For further details, see “Business—Material Agreements—Power Arrangements and Hosting Arrangements” in the Prospectus. Furthermore, there is a risk that during a period of power price fluctuations or prolonged or sharp power price increases on the market, our counterparties may find it economically preferable to refuse to supply power to us, despite the contractual arrangements. Any significant nonperformance by counterparties, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are exposed to risks related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.

Manufacture, assembly and delivery of certain components and products for mining operations could be complex and long processes, in the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well other external factors, over which we have no control.

Our mining operations can only be successful and ultimately profitable if the costs associated with Bitcoin mining, including hardware costs, are lower than the price of Bitcoin itself. In the course of the normal operation of our cryptocurrency mining facilities, our miners and other critical equipment and materials related to datacenter construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. Declines in the condition of our miners and other hardware will require us, over time, to repair or replace those miners. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Any upgrading process may require substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Our business will be subject to limitations inherent within the supply chain of certain of our components, including competitive, governmental, and legal limitations, and other events. For example, we expect that we will significantly rely on foreign imports to obtain certain equipment and materials. We anticipate that the cryptocurrency miners for our operations will be imported from China and other parts of equipment and materials, including ASIC chips, will be manufactured in and imported from South Korea or Taiwan. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect our necessary supply chains. Our third-party manufacturers, suppliers and subcontractors may also experience disruptions by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions, such as those that were triggered by the COVID-19 pandemic, for example. Depending on the magnitude of such effects on our supply chain, shipments of parts for our miners, or any new miners that we order, may be delayed.

Furthermore, the global supply chain for cryptocurrency miners is presently heavily dependent on China, where a large number of cryptocurrency mining equipment suppliers are located. In the wake of the COVID-19 pandemic, the industry experienced some significant supply disruptions from China. China has also in the past limited the shipment of products in and out of its borders. Furthermore, in May 2021, China made cryptocurrency transactions illegal for Chinese citizens in mainland China, and the Chinese government also called for a crackdown on bitcoin mining and trading. Following this, the majority of bitcoin miners in China were taken offline. We cannot anticipate all the ways in which this regulatory action and any additional restrictions could adversely impact our industry and business. If further regulation or government action follows, for example, in the form of prohibition on production of the mining equipment, it is possible that our industry may be severely affected. Should any disruptions to the China-based global supply chain for cryptocurrency hardware occur, such as, for example, as result of worsening of the U.S. trade relations with China, including imposition of new tariffs, trade barriers and bilateral trade frictions, we may not be able to obtain adequate equipment from the manufacturer on a timely basis. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

The properties in our mining network may experience damages, including damages that are not covered by insurance.

Our planned mining operations in Ohio and Texas, and any other future cryptocurrency mining sites we establish, will be subject to a variety of risks relating to physical condition and operation, including:

•
the presence of construction or repair defects or other structural or building damage;
•
any noncompliance with, or liabilities under, applicable environmental, health or safety regulations or requirements or building permit requirements;
•
any damage resulting from extreme weather conditions or natural disasters, such as hurricanes, earthquakes, fires, floods and snow or windstorms; and
•
claims by employees and others for injuries sustained at our properties.

For example, our cryptocurrency mining facilities could be rendered inoperable, temporarily or permanently, as a result of, among others, a fire or other natural disasters. The security and other measures we anticipate to take to protect against these risks may not be sufficient.

Additionally, our mines could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. For further details on our reliance on the power generating capacity, see “—Bitcoin mining activities are energy intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.” Our insurance is anticipated to cover the replacement costs of any lost or damaged miners, but will not cover any interruption of our mining activities. Our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines.

We are recently formed and our success and future growth will, to a significant degree, depend on the skills and services of our management. Our loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.

We have no operating history, and our success and future growth will to a significant degree depend on the skills and services of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Chief Operating Officer. We will need to continue to grow our management in order to alleviate pressure on our existing team and in order to set up and develop our business. If our management, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be significantly harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

Furthermore, the loss of key members of our management could inhibit our growth prospects. Our future success depends, in large part, on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, who have a sound understanding of our business and the cryptocurrency industry, for example, specialists in power contract negotiations and management, as well as data center specialists. As cryptocurrency, and specifically Bitcoin, mining, is a new and developing field, the market for highly qualified personnel in this industry is particularly competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, it could have a material adverse effect on our business, prospects, financial condition, and operating results.

We have an evolving business model.

As digital assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve, including as part of evolution in their regulatory treatment on the international and the U.S. federal, state and local levels. For more detail about the potential regulatory risks, see “Risks Related to Regulatory Framework—There is no one unifying principle governing the regulatory status of cryptocurrency nor whether cryptocurrency is a security in each context in which it is viewed. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets, such as cryptocurrencies, in a manner that adversely affects our business, prospects or operations”. As a result, our business model may need to evolve in order for us to stay current with the industry and to fully comply with the federal, as well as the applicable, state securities laws.

Furthermore, from time to time we may modify aspects of our business model or engage in various strategic initiatives, which may be complimentary to our mining operations in the United States. For further information on our strategy, see “Business—Our Strategy—Retain flexibility in considering strategically adjacent opportunities complimentary to our business model” in the Prospectus. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business, damage our reputation and limit our growth. Additionally, any such changes to our business model or strategy could cause us to become subject to additional regulatory scrutiny and a number of additional requirements, including licensing and permit requirements. All of the abovementioned factors may impose additional compliance costs on our business and higher expectations from regulators regarding risk management, planning, governance and other aspects of our operations.

Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector and we may fail to capitalize on certain important business and market opportunities. Such circumstances could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may experience difficulties in effectively managing our initial buildout phase and, subsequently, managing our growth and expanding our operations.

We expect to experience significant growth in the scope of our operations. Our ability to manage our initial buildout phase and the planned second phase will require us to build upon and to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Additionally, rapid growth in our business may place a strain on our managerial, operational and financial resources and systems. We may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business, prospects, financial condition and operating results could be adversely affected.

Unfavorable global economic, business or political conditions, such as the global COVID-19 pandemic and the disruption caused by various countermeasures to reduce its spread, could adversely affect our business, prospects, financial condition, and operating results.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of the current outbreak of the novel coronavirus disease (“COVID-19”). The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments of more than 80 countries across the world, including the United States, introduced measures aimed at preventing the spread of COVID-19, including, amongst others, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, quarantines and the imposition of both local and more widespread “work from home” measures. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as result of the COVID-19 pandemic or otherwise, could result in a variety of risks to our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

We may experience disruptions to our business operations resulting from supply interruptions, quarantines, self- isolations, or other movement and restrictions on the ability of our employees to perform their jobs. For example, we may experience delays in construction and delays in obtaining necessary equipment in a timely fashion. If we are unable to effectively set up and service our miners, our ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect our business, prospects, financial condition, and operating results.

We will operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.

The cryptocurrency ecosystem is highly innovative, rapidly evolving, and characterized by competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. In the future, we expect competition to further intensify with existing and new competitors, some of which may have substantially greater liquidity and financial resources than we do. We compete against a number of companies operating both within the United States and abroad. Furthermore, increased regulatory focus and governmental scrutiny of cryptomining operations could lead to partial or full prohibitions on cryptocurrency mining activities in certain jurisdictions. For example, in May and June 2021, in their efforts to curb cryptocurrency trading and mining, regulators in several Chinese provinces, including Qinghai, Inner Mongolia and Sichuan, announced policies to curb or ban local cryptomining operations. Following the ban announcement, the price of Bitcoin experienced a drop of over 30% in May 2021.

Furthermore, such regulatory actions may lead to increase our domestic competition as some of those cryptocurrency miners or new entrants in this market may consider moving their cryptocurrency mining operations or establishing new operations in the United States. We may not be able to compete successfully against present or future competitors. We may not have the resources to compete with larger providers of similar services and, consequently, may experience great difficulties in expanding and improving our operations to remain competitive. For details on our current competitive landscape, see “Business—Competition” in the Prospectus.

Competition from existing and future competitors could result in our inability to secure acquisitions and partnerships that we may need to build-up or expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business model. Furthermore, we anticipate encountering new competition if we expand our operations to new locations geographically and into wider applications of blockchain, cryptocurrency mining and mining farm operations. If we are unable to expand and remain competitive, our business, prospects, financial condition and operating results could be adversely affected.

Facebook’s development of a cryptocurrency may adversely affect the value of Bitcoin and other cryptocurrencies.

In May 2019, Facebook announced its plans for a cryptocurrency called Libra, which faced significant government scrutiny. In July 2019, Facebook announced that Libra will not launch until all regulatory concerns have been met. Facebook rebranded the cryptocurrency to Diem in 2020. The massive social network and 27 other partners are estimating that the Diem digital coin and Facebook’s corresponding digital wallet, would be a way to make sending payments around the world as easy as it is to send a photo. Facebook’s significant resources and ability to engage the world via social media may enable it to bring Diem to market rapidly and to deploy it across industries more rapidly and successfully than previous cryptocurrencies. Facebook’s size and market share may cause its cryptocurrency to succeed to the detriment and potential exclusion of existing cryptocurrencies, such as Bitcoin.

We may acquire other businesses, form joint ventures or make other investments that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expenses.

From time to time, we may consider potential acquisitions, joint venture or other investment opportunities. We cannot offer any assurance that acquisitions of businesses, assets and/or entering into strategic alliances or joint ventures will be successful. We may not be able to find suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into the existing business and could assume unknown or contingent liabilities.

Any future acquisitions also could result in the issuance of stock, incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations. Further, we may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture if such investments do not materialize.

To finance any acquisitions or joint ventures, we may choose to issue shares of common stock, preferred stock or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing stockholders or provide rights to such preferred stock holders in priority over our common stock holders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using stock as consideration.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected.

We anticipate that our brand and reputation, particularly in the cryptocurrency ecosystem, will be an important factor in success and development of our business. As part of our strategy, we will seek to structure our relationships with equipment and service providers, our power suppliers and other potential partners as long-term partnerships, see “Business—Our Strategy—Position ourselves as a leader on the global cost curve and maintain strong relationships with our industry partners” in the Prospectus. Thus, maintaining, protecting, and enhancing our reputation is also important to our development plans and relationships with our power suppliers, service providers and other counterparties.

Furthermore, we believe that the importance of our brand and reputation may increase as competition further intensifies. Our brand and reputation could be harmed if we fail to perform under our agreements or if our public image were to be tarnished by negative publicity, unexpected events or actions by third parties. Unfavorable publicity about us, including our technology, personnel, and Bitcoin and cryptoassets generally could have an adverse effect on the engagement of our partners and suppliers and may result in our failure to maintain or expand our business and successfully execute our business model.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment and maintenance of our compliance, audit, and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we plan to devote significant resources to develop policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective against all types of risks, including unidentified or unanticipated risks, or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments.

We may infringe the intellectual property rights of others.

Our success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the cryptocurrency space, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets solely for the purpose of making claims of infringement to extract settlements from companies like ours.

Our use of third-party intellectual property rights may be subject to claims of infringement or misappropriation. From time to time, third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments.

Furthermore, the occurrence of infringement claims may be likely to grow as the cryptocurrency ecosystem grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

To protect all of our confidential and proprietary information, we plan to rely upon trademarks, copyright and trade secret protection, as well as potentially patents, non-disclosure agreements and invention assignment agreements with employees, consultants and third parties. Some elements of our business model are based on unpatented trade secrets and know-how that are not publicly disclosed. In addition to contractual measures, we plan to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information.

The security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed, which could have an adverse effect on our business, operating results, and financial condition

Risks Related to Regulatory Framework

If we were deemed an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the 1940 Act if:

•
it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are not and will not be primarily engaged in the business of investing, reinvesting or trading in securities, and we do not hold ourselves out as being engaged in those activities. We intend to hold ourselves out as a cryptocurrency mining business, specializing in Bitcoin. Accordingly, we do not believe that we are an “orthodox” investment company as described in the first bullet point above.

While certain cryptocurrencies may be deemed to be securities, we do not believe that certain other cryptocurrencies, in particular Bitcoin, are securities. Our cryptocurrency mining activities will focus on Bitcoin; therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise cryptocurrencies or assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. Although we do not believe any of the cryptocurrencies we may own, acquire or mine are securities, there is still some regulatory uncertainty on the subject, see “—There is no one unifying principle governing the regulatory status of cryptocurrency nor whether cryptocurrency is a security in each context in which it is viewed. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets, such as cryptocurrencies, in a manner that adversely affects our business, prospects or operations.” If certain cryptocurrencies, including Bitcoin, were to be deemed securities, and consequently, investment securities by the SEC, we could be deemed an inadvertent investment company.

If we were to be deemed an inadvertent investment company, we may seek to rely on Rule 3a-2 under the 1940 Act, which allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (b) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking no-action relief or exemptive relief from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. As Rule 3a-2 is available to an issuer no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Finally, we believe we are not an investment company under Section 3(b)(1) of the 1940 Act because we are primarily engaged in a non-investment company business.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the 1940 Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us and our senior management team and materially and adversely affect our business, financial condition and results of operations.

Any change in the interpretive positions of the SEC or its staff with respect to cryptocurrencies or digital asset mining firms could have a material adverse effect on us.

We intend to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Specifically, we do not believe that cryptocurrencies, in particular Bitcoin, are securities. The SEC Staff has not provided guidance with respect to the treatment of these assets under the 1940 Act. To the extent the SEC Staff publishes new guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain our exclusion from registration as an investment company under the 1940 Act. In addition, as a consequence of our seeking to avoid the need to register under the 1940 Act on an ongoing basis, we may be limited in our ability to engage in cryptocurrency mining operations or otherwise make certain investments, and these limitations could result in our holding assets we may wish to sell or selling assets we may wish to hold, which could materially and adversely affect our business, financial condition and results of operations.

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.

To the extent that our activities cause us to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities would cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. For example, in August 2015, the New York State Department of Financial Services enacted the first U.S. regulatory framework for licensing participants in “virtual currency business activity”. The regulations, known as the “BitLicense”, are intended to focus on consumer protection and regulate the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibit any person or entity involved in such activity to conduct activities without a license.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate.

There is no one unifying principle governing the regulatory status of cryptocurrency nor whether cryptocurrency is a security in each context in which it is viewed. Regulatory changes or actions in one or more countries may alter the nature of an investment in us or restrict the use of digital assets, such as cryptocurrencies, in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming cryptocurrencies illegal, and others allowing their use and trade without restriction. In some jurisdictions, such as in the U.S., digital assets, like cryptocurrencies, are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

Bitcoin is the oldest and most well-known form of cryptocurrency. Bitcoin and other forms of cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Bitcoin and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force (“FATF”) and the Internal Revenue Service (“IRS”) consider a cryptocurrency as currency or an asset or property. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency.

Furthermore, in the several applications to establish an Exchange Traded Fund (“ETF”) of cryptocurrency, and in the questions raised by the Staff under the 1940 Act, no clear principles emerge from the regulators as to how they view these issues and how to regulate cryptocurrency under the applicable securities acts. It has been widely reported that the SEC has recently issued letters and requested various ETF applications be withdrawn because of concerns over liquidity and valuation and unanswered questions about absence of reporting and compliance procedures capable of being implemented under the current state of the markets for exchange traded funds. On April 20, 2021, the U.S. House of Representatives passed a bipartisan bill titled “Eliminate Barriers to Innovation Act of 2021” (H.R. 1602). If passed by the Senate and enacted into law, the bipartisan bill would create a digital assets working group to evaluate the current legal and regulatory framework around digital assets in the United States and define when the SEC may have jurisdiction over a particular token or cryptocurrency (i.e., when it is a security) and when the Commodity Futures Trading Commission (the “CFTC”) may have jurisdiction (i.e., when it is a commodity).

If regulatory changes or interpretations require the regulation of Bitcoin or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Exchange Act and the 1940 Act or similar laws of other jurisdictions and interpretations by the SEC, the CFTC, the IRS, Department of Treasury or other agencies or authorities, we may be required to register and comply with such regulations, including at a state or local level. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to us. We may also decide to cease certain operations and change our business model. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to us.

Current and future legislation and SEC-rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin or other cryptocurrencies are viewed or treated for classification and clearing purposes. In particular, Bitcoin and other cryptocurrencies may not be excluded from the definition of “security” by SEC rulemaking or interpretation requiring registration of all transactions unless another exemption is available, including transacting in Bitcoin or cryptocurrency among owners and require registration of trading platforms as “exchanges”.

Furthermore, when the interests of investor protection are paramount, for example in the offer or sale of Initial Coin Offering (“ICO”) tokens, the SEC has no difficulty determining that the token offerings are securities under the “Howey” test as stated by the United States Supreme Court. As such, ICO offerings would require registration under the Securities Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5(a) of the Securities Act provides that, unless a registration statement is in effect as to a security, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities in interstate commerce. Section 5(c) of the Securities Act provides a similar prohibition against offers to sell, or offers to buy, unless a registration statement has been filed. Although, since we do not intend to be engaged in the offer or sale of securities in the form of ICO offerings, and we do not believe our planned mining activities would require registration for us to conduct such activities and accumulate digital assets the SEC, CFTC, Nasdaq or other governmental or quasi-governmental agency or organization may conclude that our activities involve the offer or sale of “securities”, or ownership of “investment securities”, and we may face regulation under the Securities Act or the 1940 Act. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations. We may also face similar issues with various state securities regulators who may interpret our actions as requiring registration under state securities laws, banking laws, or money transmitter and similar laws, which are also an unsettled area or regulation that exposes us to risks.

We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business model at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we plan to hold or expect to acquire for our own account.

Regulatory actions in one or more countries could severely affect the right to acquire, own, hold, sell or use certain cryptocurrencies or to exchange them for fiat currency.

One or more countries, such as China, India or Russia, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use cryptocurrencies or to exchange them for fiat currency. In some nations, it is illegal to accept payment in Bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions.

Furthermore, in the future, foreign governments may decide to subsidize or in some other way support certain large-scale cryptocurrency mining projects, thus adding hashrate to the overall network. Such circumstances could have a material adverse effect on the amount of Bitcoin we may be able to mine, the value of Bitcoin and any other cryptocurrencies we may potentially acquire or hold in the future and, consequently, our business, prospects, financial condition and operating results.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of Bitcoin and other digital assets.

Central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A 2021 survey of central banks by the Bank for International Settlements found that 86% are actively researching the potential for CBDCs,

60% were experimenting with the technology and 14% were deploying pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, Bitcoin and other cryptocurrencies as a medium of exchange or store of value. As a result, the value of Bitcoin could decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of stock-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, regulations or interpretations thereof; or
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Risks Related to Cryptocurrency

We may lose our private key to our digital wallet, causing a loss of all of our digital assets.

Digital assets, such as cryptocurrencies, are stored in a so-called “digital wallet”, which may be accessed to exchange a holder’s digital assets, and is controllable by the processor of both the public key and the private key relating to this digital wallet in which the digital assets are held, both of which are unique. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. If the private key is lost, destroyed, or otherwise compromised, we may be unable to access our cryptocurrencies held in the related digital wallet which will essentially be lost. If the private key is acquired by a third party, then this third party may be able to gain access to our cryptocurrencies. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our ability to continue as a going concern or could have a material adverse effect on our business, prospects, financial condition, and operating results.

The storage and custody of our Bitcoin assets and any other cryptocurrencies that we may potentially acquire or hold in the future are subject to cybersecurity breaches and adverse software events.

In addition to the risk of a private key loss to our digital wallet, see “—We may lose our private key to our digital wallet, destroying all of our digital assets”, the storage and custody of our digital assets could also be subject to cybersecurity breaches and adverse software events. In order to minimize risk, we plan to establish processes to manage wallets, or software programs where assets are held, that are associated with our cryptocurrency holdings.

A “hot wallet” refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in “cold” storage, but they are also more susceptible to hackers and other technical vulnerabilities. “Cold storage” refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our digital assets.

We generally plan to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance; however we may also use third-party custodial wallets and, from time to time, we may use hot wallets or rely on other options that may develop in the future. If we use a custodial wallet, there can be no assurance that such services will be more secure than cold storage or other alternatives. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.

Regardless of the storage method, the risk of damage to or loss of our digital assets cannot be wholly eliminated. If our security procedures and protocols are ineffective and our cryptocurrency assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise. A security breach could also harm our reputation. A resulting perception that our measures do not adequately protect our digital assets could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our Bitcoin assets and any other cryptocurrencies we may potentially acquire or hold in the future may be subject to loss, theft, hacking, fraud risks and restriction on access.

There is a risk that some or all of our Bitcoin assets and any other cryptocurrencies we may potentially acquire or hold in the future could be lost or stolen. Hackers or malicious actors may launch attacks to steal or compromise cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Cryptocurrency transactions and accounts are not insured by any type of government program and cryptocurrency transactions generally are permanent by design of the networks. Certain features of cryptocurrency networks, such as decentralization, the open source protocols, and the reliance on peer-to-peer connectivity, may increase the risk of fraud or cyber-attack by potentially reducing the likelihood of a coordinated response.

Cryptocurrencies have suffered from a number of recent hacking incidents and several cryptocurrency exchanges and miners have reported large cryptocurrency losses, which highlight concerns over the security of cryptocurrencies and in turn affect the demand and the market price of cryptocurrencies. For example, in August 2016, it was reported that almost 120,000 Bitcoin worth around $78 million were stolen from Bitfinex, a large Bitcoin exchange. The value of Bitcoin immediately decreased by more than 10% following reports of the theft at Bitfinex. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, Japan-based exchange Coincheck reported that over $500 million worth of the digital asset NEM had been lost due to hacking attacks, resulting in significant decreases in the prices of Bitcoin, Ether and other digital assets as the market grew increasingly concerned about the security of digital assets. Following South Korean-based exchange Coinrail’s announcement in early June 2018 about a hacking incident, the price of Bitcoin and Ether dropped more than 10%. In September 2018, Japan-based exchange Zaif also announced that approximately $60 million worth of digital assets, including Bitcoin, was stolen due to hacking activities.

We may be in control and possession of one of the more substantial holdings of cryptocurrency. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Cyber-attacks may also target our miners or third-parties and other services on which we depend. Any potential security breaches, cyber-attacks on our operations and any other loss or theft of our cryptocurrency assets, which could expose us to liability and reputational harm and could seriously curtail the utilization of our services.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions could adversely affect our investments and assets.

Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. While theoretically cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to effect this reversal.

Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Further, according to the SEC, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. The market participants, therefore, are presently reliant on existing private investigative entities to investigate any potential loss of our digital assets. These third-party service providers rely on data analysis and compliance of ISPs with traditional court orders to reveal information such as the IP addresses of any attackers. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects, financial condition and operating results, including our ability to continue as a going concern.

Acceptance and widespread use of cryptocurrency, in general, and Bitcoin, specifically, is uncertain.

Currently, there is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, contributing to price volatility of cryptocurrencies. Price volatility undermines any cryptocurrency’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. Furthermore, a significant portion of cryptocurrency demand, including demand for Bitcoin, is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on the value of Bitcoin or any other cryptocurrencies, and consequently our business, prospects, financial condition and operating results.

Ownership of Bitcoin is pseudonymous, and the supply of accessible Bitcoin is unknown. Individuals or entities with substantial holdings in Bitcoin may engage in large-scale sales or distributions, either on non- market terms or in the ordinary course, which could disproportionately and negatively affect the cryptocurrency market, result in a reduction in the price of Bitcoin and materially and adversely affect the price of our common stock.

There is no registry showing which individuals or entities own Bitcoin or the quantity of Bitcoin that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early Bitcoin adopters hold a significant proportion of the Bitcoin that has been created to date. There are no regulations in place that would prevent a large holder of Bitcoin from selling Bitcoin it holds. To the extent such large holders of Bitcoin engage in large-scale sales or distributions, either on non-market terms or in the ordinary course, it could negatively affect the cryptocurrency market and result in a reduction in the price of Bitcoin. This, in turn, could materially and adversely affect the price of our stock, our business, prospects, financial condition, and operating results.

The open-source structure of the Bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol.

The Bitcoin network operates based on an open-source protocol, not represented by an official organization or authority. Instead it is maintained by a group of core contributors, largely on the Bitcoin Core project on GitHub.com. This group of contributors is currently headed by Wladimir J. van der Laan, the current lead maintainer. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner.

There can be no guarantee that developer support will continue or be sufficient in the future. Additionally, some development and developers are funded by companies whose interests may be at odds with other participants in the network or with investors’ interests. To the extent that material issues arise with the Bitcoin network protocol and the core developers and open-source contributors are unable or unwilling to address the issues adequately or in a timely manner, the Bitcoin network and consequently our business, prospects, financial condition and operating results could be adversely affected.

Significant contributors to all or a network for any particular digital asset, such as Bitcoin, could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect our business.

The Bitcoin network is maintained by a group of contributors, largely on the Bitcoin Core project on GitHub.com, currently headed by Wladimir J. van der Laan, see “—The open-source structure of the Bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol.” These individuals can propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums.

If a developer or group of developers proposes a modification to the Bitcoin network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result, with one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin network”).

This is known as a “hard fork”. Such a hard fork in the blockchain typically would be addressed by community-led efforts to reunite the forked blockchains, and several prior forks have been resolved successfully. However, a “hard fork” in the blockchain could materially and adversely affect the perceived value of Bitcoin as reflected on one or both incompatible blockchains. Additionally, a “hard fork” will decrease the number of users and miners available to each fork of the blockchain as the users and miners on each fork blockchain will not be accessible to the other blockchain and, consequently, there will be fewer block rewards and transaction fees may decline in value. Any of the above could have a material adverse effect on our business, prospects, financial condition, and operating results.

A temporary or permanent blockchain “fork” could have a negative effect on digital assets’ value.

In August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. Since then, Bitcoin has been forked numerous times to launch new digital assets, such as Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond. These forks effectively result in a new blockchain being created with a shared history, and new path forward, and they have a different “proof of work” algorithm and other technical changes.

The value of the newly created Bitcoin Cash and the other similar digital assets may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to these newly created digital assets. The value of Bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future.

Furthermore, a hard fork can introduce new security risks. For example, when Ethereum and Ethereum Classic split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued trading venues through at least October 2016. An exchange announced in July 2016 that it had lost 40,000 Ether from the Ethereum Classic network, which was worth about $100,000 at that time, as a result of replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security.

After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the Bitcoin network, thereby making the network more susceptible to attack.

A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software that users run. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of Bitcoin while resisting community-led efforts to merge the two chains. This would result in a permanent fork, as in the case of Ethereum and Ethereum Classic, as detailed above.

If a fork occurs on a digital asset network which we are mining, such as Bitcoin, or hold digital assets in, it may have a negative effect on the value of the digital asset and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Because there has been limited precedent set for financial accounting for Bitcoin and other cryptocurrency assets, the determinations that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting for Bitcoin and other cryptocurrency assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operation.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

Digital assets, such as Bitcoin, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry, in general, and the digital asset networks, in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

•
continued worldwide growth in the adoption and use of Bitcoin and other digital assets;
•
government and quasi-government regulation of Bitcoin and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;
•
the maintenance and development of the open-source software protocol of the Bitcoin network and Ether network;
•
changes in consumer demographics and public tastes and preferences;
•
the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
general economic conditions and the regulatory environment relating to digital assets; and
•
the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight.

The outcome of these factors could have negative effects on our ability to pursue our business strategy, which could have a material adverse effect on our business, prospects, financial condition, and operating results as well as potentially negative effect on the value of Bitcoin or any other cryptocurrencies we may potentially acquire or hold in the future.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment.

A number of companies that provide Bitcoin or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to maintain these services for our business.

The difficulty that many businesses that provide Bitcoin or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may decrease the usefulness of cryptocurrencies as a payment system and harm public perception of cryptocurrencies. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing Bitcoin or other cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company. Such factors would have a material adverse effect on our business, prospects, financial condition, and operating results.

Cryptocurrencies, including Bitcoin, face significant scaling obstacles that can lead to high fees or slow transaction settlement times and any mechanisms of increasing the scale of cryptocurrency settlement may significantly alter the competitive dynamics in the market.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies, and particularly Bitcoin, is essential to the widespread acceptance of cryptocurrencies as a means of payment, which is necessary to the growth and development of our business.

Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. In this respect, Bitcoin may be particularly affected as it relies on the “proof of work” validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as “sharding”, which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block. For example, the Ethereum network is in the process of implementing software upgrades and other changes to its protocol, the so- called Ethereum 2.0, which are intended to be a new iteration of the Ethereum network that changes its consensus mechanism from “proof-of-work” to “proof-of-stake” and incorporate the use of “sharding”. This version aims to address: a clogged network that can only handle limited number of transactions per second and the large consumption of energy that comes with the “proof-of-work” mechanism. This new upgrade is envisioned to be more scalable, secure, and sustainable, although it remains unclear whether and how it may ultimately be implemented.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all cryptocurrencies. There is also a risk that any mechanisms of increasing the scale of cryptocurrency settlement, such as the ongoing upgrades as part of Ethereum 2.0, may significantly alter the competitive dynamics in the cryptocurrency market and may adversely affect the value of Bitcoin and the price of our common stock. Any of which could have a material adverse effect on our business, prospects, financial condition, and operating results.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business intends to rely on presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, prospects, financial condition, and operating results and potentially the value of any Bitcoin or other cryptocurrencies we may potentially acquire or hold in the future.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that may adversely affect our business, prospects, financial condition, and operating results.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network (the so-called “double-spend” or “51%” attacks), including the Bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control.

Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

For example, in late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50% of the processing power on the Bitcoin network. To the extent that GHash.io did exceed 50% of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the blockchain performed by GHash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40% of the processing power on the Bitcoin network. In the recent years, there have been also a series of 51% attacks on a number of other cryptocurrencies, including Verge and Ethereum Classic, which suffered three consecutive attacks in August 2020.

The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the cryptocurrency ecosystem does not act to ensure greater decentralization of cryptocurrency mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

The price of cryptocurrencies may be affected by the sale of such cryptocurrencies by other vehicles investing in cryptocurrencies or tracking cryptocurrency markets.

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we plan to hold. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may face risks of Internet disruptions, which could have a material adverse effect on the price of cryptocurrencies.

A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, cryptocurrencies and our business of mining cryptocurrencies is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have a material adverse effect on the price of cryptocurrencies and, consequently, our business, prospects, financial condition, and operating results.

The impact of geopolitical and economic events on the supply and demand for cryptocurrencies is uncertain.

Geopolitical crises may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could increase the price of Bitcoin and other cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease and fluctuations as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and our investors.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital assets. In addition, in the future, OFAC or another regulator, may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Risks Related to Cryptocurrency Mining

Bitcoin is the only cryptocurrency that we currently plan to mine and, thus, our future success will depend in large part upon the value of Bitcoin; the value of Bitcoin and other cryptocurrencies may be subject to pricing risk and has historically been subject to wide swings.

Our operating results will depend in large part upon the value of Bitcoin because it is the only cryptocurrency that we currently plan to mine. Specifically, our revenues from our cryptocurrency mining operations are expected to be based upon two factors: (1) the number of block rewards that we successfully mine and (2) the value of Bitcoin. For further details on how our operating results may be directly impacted by changes in the value of Bitcoin, see “—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings.”

Furthermore, in our operations we intend to use application-specific integrated circuit (“ASIC”) chips and machines (which we refer to as “miners”), which are principally utilized for mining Bitcoin. Such miners cannot mine other cryptocurrencies, such as Ether, that are not mined utilizing the “SHA-256 algorithm”.

If other cryptocurrencies were to achieve acceptance at the expense of Bitcoin, causing the value of Bitcoin to decline, or if Bitcoin were to switch its “proof of work” algorithm from SHA-256 to another algorithm for which the miners we plan to use are not specialized (see “—There is a possibility of cryptocurrency mining algorithms transitioning to “proof of stake” validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business”), or the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our business, prospects, financial condition, and operating results would be adversely affected.

Bitcoin and other cryptocurrency market prices have historically been volatile. Our business may be adversely affected if the markets for Bitcoin deteriorate or if its prices decline, including as a result of the following factors:

•
the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time which reduces the block reward earned by miners;
•
disruptions, hacks, “forks”, 51% attacks, or other similar incidents affecting the Bitcoin blockchain network;
•
hard “forks” resulting in the creation of and divergence into multiple separate networks;
•
informal governance led by Bitcoin’s core developers that lead to revisions to the underlying source code or inactions that prevent network scaling, and which evolve over time largely based on
•
self-determined participation, which may result in new changes or updates that affect their speed, security, usability, or value;
•
the ability for Bitcoin blockchain network to resolve significant scaling challenges and increase the volume and speed of transactions;
•
the ability to attract and retain developers and customers to use Bitcoin for payment, store of value, unit of accounting, and other intended uses;
•
transaction congestion and fees associated with processing transactions on the Bitcoin network;
•
the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of Satoshi’s Bitcoin assets;
•
negative public perception of Bitcoin or other cryptocurrencies or their reputation within the fintech influencer community or the general publicity around them;
•
development in mathematics, technology, including in digital computing, algebraic geometry, and quantum computing that could result in the cryptography being used by Bitcoin becoming insecure or ineffective; and
•
laws and regulations affecting the Bitcoin network or access to this network, including a determination that Bitcoin constitutes a security or other regulated financial instrument under the laws of any jurisdiction.

Furthermore, Bitcoin pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, inflating and making their market prices more volatile or creating “bubble” type risks for Bitcoin. Some market observers have asserted that the Bitcoin market is experiencing a “bubble” and have predicted that, in time, the value of Bitcoin will fall to a fraction of its current value, or even to zero. Bitcoin has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, it could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to Bitcoin holdings.

Our historical financial statements, including those for the period from January 7, 2021 (inception) to July 31, 2021, do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of Bitcoin.

The price of Bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We intend to determine the fair value of our Bitcoin based on quoted (unadjusted) prices on the active exchange that we have determined is our principal market for Bitcoin. We intend to perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our Bitcoin assets is impaired. In determining if an impairment has occurred, we will consider the lowest price of one Bitcoin quoted on the active exchange at any time since acquiring the specific Bitcoin held. If the carrying value of a Bitcoin exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that Bitcoin in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price of Bitcoin will not affect the carrying value of our Bitcoin. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we intend to calculate the difference between the sale price and carrying value of the specific Bitcoin sold immediately prior to sale.

As a result, any decrease in the fair value of Bitcoin below our carrying value for such assets at any time since their acquisition will require us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on our financial condition and operating results.

The supply of Bitcoin is limited, and production of Bitcoin is negatively impacted by the Bitcoin halving protocol expected every four years.

The supply of Bitcoin is limited and, once the 21 million Bitcoin have been “unearthed”, the network will stop producing more. Currently, there are approximately 19 million, or 90% of the total supply of, Bitcoin in circulation. Halving is an event within the Bitcoin protocol where the Bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, with the latest halving having occurred in May 2020, which revised the block reward to 6.25 Bitcoin.

Halving reduces the number of new Bitcoin being generated by the network. While the effect is to slow the pace of the release of new coins, it has no impact on the quantity of total Bitcoin already outstanding. As a result, the price of Bitcoin could rise or fall based on overall investor and consumer demand. Given a stable network hash rate, should the price of Bitcoin remain unchanged after the next halving, our revenue related to mining new coins would be reduced by 50%, with a significant impact on profit.

Furthermore, as the number of Bitcoin remaining to be mined decreases, the processing power required to record new blocks on the blockchain may increase. Eventually the processing power required to add a block to the blockchain may exceed the value of the reward for adding a block. Additionally, at some point, there will be no new Bitcoin to mine. Once the processing power required to add a block to the blockchain exceeds the value of the reward for adding a block, we may focus on other strategic initiatives, which may be complimentary to our mining operations. For further details, see “Business—Our Strategy—Retain flexibility in considering strategically adjacent opportunities complimentary to our business model” in the Prospectus.

Any periodic adjustments to the digital asset networks, such as Bitcoin, regarding the difficulty for block solutions, with reductions in the aggregate hashrate or otherwise, could have a material adverse effect on our business, prospects, financial condition, and operating results. If the award of new Bitcoin for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power, or hashrate, to solve blocks and confirmations of transactions on the Bitcoin blockchain could be slowed.

Bitcoin miners record transactions when they solve for and add blocks of information to the blockchain. They generate revenue from both newly created Bitcoin, known as the “block reward” and from fees taken upon verification of transactions, see “Business—Our Planned Cryptocurrency Operations—Expected Revenue Structure” in the Prospectus.

If the aggregate revenue from transaction fees and the block reward is below a miner’s cost, the miner may cease operations. If the award of new units of Bitcoin for solving blocks declines and/or the difficulty of solving blocks increases, and transaction fees voluntarily paid by participants are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward for solving a new block on the Bitcoin network is 6.25 Bitcoins per block; the reward decreased from 12.5 Bitcoin in May 2020, which itself was a decrease from 25 Bitcoin in July 2016. It is estimated that it will “halve” again in about four years after the previous halving.

This reduction may result in a reduction in the aggregate hashrate of the Bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the aggregate hashrate on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions).

Moreover, a reduction in the hashrate expended by miners on any digital asset network could increase the likelihood of a malicious actor or botnet obtaining control in excess of fifty percent (50%) of the aggregate hashrate active on such network or the blockchain, potentially permitting such actor to manipulate the blockchain, see “—If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that may adversely affect our business, prospects, financial condition, and operating results.”

Periodically, the Bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the Bitcoin network protocol. We believe that from time to time there may be further considerations and adjustments to the networks, such as Bitcoin and Ether, regarding the difficulty for block solutions. More significant reductions in the aggregate hashrate on digital asset networks could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of any digital asset network may negatively impact the value of digital assets, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Transactional fees may decrease demand for Bitcoin and prevent expansion.

As the number of Bitcoins awarded in the form of block rewards for solving a block in a blockchain decreases, the relative incentive for miners to continue to contribute to the Bitcoin network may transition to place more importance on transaction fees.

If transaction fees paid for Bitcoin transactions become too high, the marketplace may be reluctant to accept Bitcoin as a means of payment and existing users may be motivated to switch from Bitcoin to another cryptocurrency or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for Bitcoin and prevent the expansion of the Bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of Bitcoin, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our reliance on any particular model of miner may subject our operations to increased risk of failure.

The performance and reliability of our miners and our technology will be critical to our reputation and our operations. If there are any technological issues with our miners, our entire system could be affected. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Any exploitable weakness, flaw, or error common to our miners may affects all our miners, and if a defect other flaw is exploited, our entire mine could go offline simultaneously.

Any interruption, delay or system failure could have a material adverse effect on our business, prospects, financial condition, and operating results.

There is a possibility of cryptocurrency mining algorithms transitioning to “proof of stake” validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business.

“Proof of stake” is an alternative method in validating cryptocurrency transactions. Should the Bitcoin network shift from a “proof of work” validation method to a “proof of stake” validation method, mining would require less energy and may render companies, such as ours, that may be perceived as advantageously positioned in the current climate, for example, due to lower priced electricity, processing, real estate, or hosting, less competitive.

Our business model and our strategic efforts are fundamentally based upon the “proof of work” validation method and the assumption that use of lower priced electricity in our cryptocurrency mining operations will make our business model more resilient to fluctuations in Bitcoin price and will generally provide us with certain competitive advantage. See “Business—Our Key Strengths— Cost leadership with low cost electricity supply and resilient business model with downside protection against drops in Bitcoin prices” in the Prospectus and “— Bitcoin mining activities are energy intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.” Consequently, if the cryptocurrency mining algorithms transition to “proof of stake” validation, we may be exposed to the risk of losing the benefit of our perceived competitive advantage that we hope to gain and our business model may need to be reevaluated. Furthermore, ASIC chips that we intend to use in our operations are also designed for “proof of work” mechanism. Many people within the Bitcoin community believe that “proof of work” is a foundation within Bitcoin’s code that would not be changed. However, there have been debates on mechanism change to avoid the “de facto control” by a great majority of the network computing power. With the possibility of a change in rule or protocol of the Bitcoin network, if our Bitcoin mining chips and machines cannot be modified to accommodate any such changes, our results of operations will be significantly affected. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results, including our ability to continue as a going concern.

We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.

Competitive conditions within the cryptocurrency industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards.

New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently plan to utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the cryptocurrency industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business, prospects, financial condition and operating results could be adversely affected.

To the extent that the profit margins of Bitcoin mining operations are not high, operators of Bitcoin mining operations are more likely to immediately sell Bitcoin rewards earned by mining in the market, thereby constraining growth of the price of Bitcoin that could adversely impact us, and similar actions could affect other cryptocurrencies.

Over the past several years, Bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations.

Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of Bitcoin.

To the extent the price of Bitcoin declines and such profit margin is constrained, professionalized miners are incentivized to more immediately sell Bitcoin earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined Bitcoin for more extended periods. The immediate selling of newly mined Bitcoin greatly increases the trading volume of Bitcoin, creating downward pressure on the market price of Bitcoin rewards.

The extent to which the value of Bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined Bitcoin rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing Bitcoin prices. Lower Bitcoin prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of Bitcoin until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily.

The foregoing risks associated with Bitcoin could be equally applicable to other cryptocurrencies, whether existing now or introduced in the future. Such circumstances could have a material adverse effect on our business, prospects, financial condition, and operating results.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which could adversely impact an investment in us.

To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing Bitcoin users to pay transaction fees as a substitute for or in addition to the award of new Bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain.

Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in certain or all digital asset networks, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Demand for Bitcoin is driven, in part, by its status as one of the most prominent and secure digital assets. It is possible that digital assets, other than Bitcoin, could have features that make them more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for Bitcoin, which could have a negative impact on the price of Bitcoin and have a material adverse effect on our business, prospects, financial condition, and operating results.

Bitcoin, as an asset, holds a “first-to-market” advantage over other digital assets. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest mining power in use to secure its blockchain and transaction verification system. Having a large mining network results in greater user confidence regarding the security and long-term stability of a digital asset’s network and its blockchain; as a result, the advantage of more users and miners makes a digital asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

Despite the marked first-mover advantage of the Bitcoin network over other digital asset networks, it is possible that another digital asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a digital asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce Bitcoin’s market share as well as other digital assets we may become involved in and have a negative impact on the demand for, and price of, such digital assets and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Bitcoin and any other cryptocurrencies that could be held by us are not insured and not subject to FDIC or SIPC protections.

Bitcoin and any other cryptocurrencies that could be held by us are not insured. Therefore, any loss that we may suffer with respect to our cryptocurrencies is not covered by insurance and no person may be liable in damages for such loss, which could adversely affect our operations. We will not hold our Bitcoin or any other cryptocurrencies that we may hold with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our cryptocurrencies will also not be subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Risks Related to our Common Stock and Warrants

We are an Emerging Growth Company.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2025, the last day of the fiscal year following the fifth anniversary of the date of the first sale of GWAC’s IPO; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules.

We expect that we will remain an emerging growth company for the foreseeable future but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2025. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•
not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
reduced disclosure obligations regarding executive compensation; and

•
not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. We have taken advantage of certain of those reduced reporting burdens in this Quarterly Report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

Bitfury Top HoldCo is our controlling shareholder and, as such, may be able to control our strategic direction and exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation.

As of the date of this Quarterly Report, Bitfury Top HoldCo (together with Bitfury Holding) holds approximately 83.4 % of our common stock. Accordingly, Bitfury is able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation.

Bitfury Top HoldCo may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive the Company's stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our common stock.

Furthermore, Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement. For further details, see “Business—Material Agreements—Master Services and Supply Agreement” in the Prospectus and “—Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement and is a holding company with limited assets.” The Master Services and Supply Agreement constitutes a related-party transaction, see “Certain Relationships and Related Person Transactions—Cipher’s Related Party Transaction— Master Services and Supply Agreement” in the Prospectus. Bitfury Top HoldCo is entitled to appoint a majority of the members of the Board, and it has the power to determine the decisions to be taken at our shareholder meetings on matters of our management that require the prior authorization of our shareholders, including in respect of related party transactions, such as the Master Services and Supply Agreement, corporate restructurings and the date of payment of dividends and other capital distributions. Thus, the decisions of Bitfury Top HoldCo as our controlling shareholder on these matters, including its decisions with respect to its or our performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of our common stock holders and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement and is a holding company with limited assets.

Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement. For further details on the Master Services and Supply Agreement, see “Business—Material Agreements—Master Services and Supply Agreement” in the Prospectus. To extent that we decide to order any equipment and/or services from Bitfury Top HoldCo under this agreement, we may be exposed to risk as Bitfury Top HoldCo’s decisions on various matters, including its decisions with respect to its or our performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of our shareholders.

For example, because the Bitfury Group also has its own mining operations outside of the United States, there is a risk that Bitfury Top HoldCo may refuse to deliver the equipment or services that we may seek to order under the Master Services and Supply Agreement if it perceives that it may deliver that equipment or those services on more economically advantageous terms to other third parties or to other companies of the Bitfury Group. If we decide to use the Master Services and Supply Agreement to obtain any equipment and/or services for our operations and Bitfury Top HoldCo is unable, refuses or fails to perform its obligations under the

Master Services and Supply Agreement, whether due to certain economic or market conditions, bankruptcy, insolvency, lack of liquidity, operational failure, fraud, or for any other reason, we may have limited recourse to collect damages in the event of its default, given that Bitfury Top HoldCo is a holding company with limited assets. Non-performance or default risk by any of our suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows.

Any offer or sale by Bitfury Top HoldCo, of our common stock or securities in the Bitfury Top HoldCo itself or another entity that may have a direct or indirect control over us, could have a negative effect on the price and trading volume of our common stock.

Bitfury Top HoldCo (together with Bitfury Holding) holds approximately 83.4% of our common stock. The market price and trading volume of our common stock could be adversely affected by, among other factors, sales of substantial amounts of common stock in the public market, investor perception that substantial amounts of common stock could be sold or by the fact or perception of other events that could have a negative effect on the market for our common stock.

In the future, upon expiration of its respective lock-up, Bitfury Top HoldCo may offer or sell our common stock on the market. Furthermore, at any time, Bitfury Top HoldCo may engage in capital markets transactions with respect to securities in Bitfury Top HoldCo itself or another entity that may have direct or indirect control over us.

Any future transactions by Bitfury Top HoldCo with other investors, such as the ones listed above, could decrease the price and trading volume of our common stock. Furthermore, as the cryptocurrency industry is developing and investments in cryptocurrency and cryptocurrency-related securities may still be highly speculative, it can contribute to any potential price volatility of our common stock and exacerbate any effects of the risks discussed above.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

In the absence of a liquid public trading market:

•
you may not be able to liquidate your investment in shares of our common stock;
•
the market price of shares of our common stock may experience significant price volatility; and
•
there may be less efficiency in carrying out your purchase and sale orders.

Additionally, if our securities become delisted from the Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

The price of our common stock and warrants may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our common stock and warrants in spite of our operating performance, which may limit or prevent investors from readily selling their common stock or warrants and may otherwise negatively affect the liquidity of our common stock or warrants. There can be no assurance that the market price of common stock and warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•
changes in financial estimates by us or by any securities analysts who might cover our stock;
•
proposed changes to laws in the U.S. or foreign jurisdictions relating to our business, or speculation regarding such changes;
•
delays, disruptions or other failures in the supply of cryptocurrency hardware, including chips;
•
conditions or trends in the digital assets industries and, specifically cryptoasset mining space;
•
stock market price and volume fluctuations of comparable companies;
•
fluctuations in prices of Bitcoin and other cryptocurrencies;

•
announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•
significant lawsuits or announcements of investigations or regulatory scrutiny of its operations or lawsuits filed against us;
•
recruitment or departure of key personnel;
•
investors’ general perception of our business or management;
•
trading volume of our common stock;
•
overall performance of the equity markets;
•
publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
the impacts of the ongoing COVID-19 pandemic and related restrictions;
•
general political and economic conditions; and
•
other events or factors, many of which are beyond our control.

In addition, in the past, stockholders have initiated class action lawsuits against public companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause it to incur substantial costs and divert management’s attention and resources from our business.

We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

As a result of Bitfury Top HoldCo holding more than 50% of the voting power of the Board described above, we are a “controlled company” within the meaning of the listing rules of The Nasdaq Stock Market LLC, or the Nasdaq listing rules. Therefore, we will not be required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on The Nasdaq Stock Market LLC, or Nasdaq, including the requirement that compensation committee and nominating and corporate governance committee be composed entirely of “independent” directors (as defined by the Nasdaq listing rules). As a “controlled company”, the Board will not be required to include a majority of “independent” directors. We presently do not intend to rely on those exemptions. However, we cannot guarantee that this may not change going forward.

Should the interests of Bitfury Top HoldCo differ from those of other stockholders, it is possible that the other stockholders might not be afforded such protections as might exist if the Board, or such committees, were required to have a majority, or be composed exclusively, of directors who were independent of Bitfury Top HoldCo or our management. See also “—Bitfury Top HoldCo is our controlling shareholder and, as such, may be able to control our strategic direction and exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation.”

The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. Compliance with public company requirements will increase costs and make certain activities more time-consuming and costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards (or changing interpretations of them), and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. We also expect that being a public company and the associated rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of the Board, particularly to serve on our audit committee, compensation committee, and nominating and governance committee, and qualified executive officers.

As a result of disclosure of information in this Quarterly Report and in filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. In addition, as a result of our disclosure obligations as a public company, we will have reduced flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

As a result of our business combination with a special purpose acquisition company, regulatory obligations may impact us differently than other publicly traded companies.

On August 27, 2021, we consummated the Business Combination, pursuant to which we became a publicly traded company. As a result of this transaction, regulatory obligations have, and may continue, to impact us differently than other publicly traded companies. For instance, the SEC and other regulatory agencies may issue additional guidance or apply further regulatory scrutiny to companies like us that have completed a business combination with a special purpose acquisition company. Managing this regulatory environment, which has and may continue to evolve, could divert management’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed, or have an adverse effect on the price of our securities.

If we fail to put in place appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels.

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. As a public company, we will have significant requirements for enhanced financial reporting and internal controls.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. This assessment will need to include disclosure of any material weaknesses identified by our management in its internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022, our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

If we fail to implement the requirements of Section 404 in the required timeframe once we are no longer an emerging growth company or a smaller reporting company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the Nasdaq. Furthermore, if we are unable to conclude that our internal controls over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts, who may cover us, change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about its competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

Future sales, or the perception of future sales, by our stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

The shares of our common stock reserved for future issuance under the Incentive Award Plan will become eligible for sale in the public market once those shares are issued.

A total of approximately 7% of the fully diluted shares of our common stock has been reserved for future issuance under the Incentive Award Plan, which amount will be subject to increase from time to time. Our compensation committee may determine the exact number of shares to be reserved for future issuance under the Incentive Award Plan at its discretion. We are expected to file one or more registration statements on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to the Incentive Award Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue its securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell our common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell your shares of common stock for a price greater than that which you paid for it.

Anti-takeover provisions in our Certificate of Incorporation and under Delaware law could make an acquisition of the Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our Certificate of Incorporation contains provisions that may delay or prevent an acquisition of the Company or a change in its management in addition to the significant rights of Bitfury Top HoldCo as direct and indirect holder of approximately 83.4% of our common stock. These provisions may make it more difficult for stockholders to replace or remove members of the Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by stockholders to replace or remove the current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions include:

•
the limitation of the liability of, and the indemnification of, its directors and officers;
•
a prohibition on actions by its stockholders except at an annual or special meeting of stockholders;
•
a prohibition on actions by its stockholders by written consent; and
•
the ability of the Board to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the Board.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns 15% or more of its outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with us, whether or not it is desired by, or beneficial to, its stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in our stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders. For more information, see “Description of Securities” in the Prospectus.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a breach of fiduciary duty;
•
any action asserting a claim against us arising under the DGCL or the Governing Documents; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine or otherwise related to our internal affairs.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for potential disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our securities may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On October 22, 2020, Good Works Acquisition Corp. (“GWAC”) consummated its initial public offering (“GWAC IPO”), in which it issued 15,000,000 units (the “Units”) at a price of $10.00 per unit, generating total gross proceeds of $150,000,000. Each Unit consists of one share of common stock of GWAC, par value $0.001 per share, and one-half of one warrant of GWAC (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of GWAC common stock for $11.50 per share, subject to adjustment.

Simultaneous with the consummation of the GWAC IPO, GWAC consummated a private placement of 228,000 units (the “Private Units”) to certain anchor investors at a price of $10.00 per private placement unit, generating total additional proceeds of $2,280,000. Each Private Unit consists of one share of GWAC common stock and one-half of one GWAC warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection with the GWAC IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,250,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On October 26, 2020 and November 17, 2020, the underwriters purchased an additional 1,500,000 Units and an additional 500,000 Units, respectively, pursuant to the partial exercise of the Over-Allotment Option, generating total additional proceeds of $20,000,000. A total of $170,034,612.28 of the net proceeds from the sale of Units in the GWAC IPO (including the partial exercise of the underwriters’ over-allotment option) and the private placement, were placed in a trust account established for the benefit of GWAC’s public shareholders. After deducting payments to existing shareholders of $126,569,574.61 in connection with their exercise of redemption rights, the payment of the $870,120 of deferred underwriting fees and a total of $34,972,329.61 in expenses in connection with the Business Combination paid from the trust account, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	2.1	3/5/2021

3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	3.1	8/31/2021

3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	3.2	8/31/2021

4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	8-K	4.1	10/28/2021

4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	4.1	10/28/2021

10.1	Master Services and Supply Agreement, by and among Bitfury Top HoldCo B.V. and Cipher Mining Technologies Inc. dated August 26, 2021	8-K	10.1	8/31/2021

10.2	Amended and Restated Registration Rights Agreement among Good Works Acquisition Corp., Good Works Acquisition Corp.’ directors, Bitfury Top HoldCo and others, dated August 26, 2021	8-K	10.2	8/31/2021

10.3	Company Lock-Up Agreement by and among Bitfury Top HoldCo B.V. and Good Works Acquisition Corp.	8-K	10.3	8/31/2021

10.4	Sponsor Lock-Up Agreement by and among I-B Goodworks LLC and Good Works Acquisition Corp.	8-K	10.4	8/31/2021

10.5	Form of Indemnification and Advancement Agreement for Cipher Mining Inc.	S-4/A	10.16	6/14/2021

10.6	Form of Indemnification and Advancement Agreement for Cipher Mining Technologies Inc.	S-4/A	10.17	6/14/2021

10.7	Amended and Restated Bitfury Subscription Agreement	8-K	10.7	8/31/2021

10.8	Cipher Mining Incentive Award Plan	8-K	10.8	8/31/2021

10.9	Form of Cipher Mining Inc. Restricted Stock Grant Notice and Restricted Stock Agreement under Incentive Award Plan	8-K	10.8(a)	8/31/2021

10.10	Form of Cipher Mining Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Incentive Award Plan	8-K	10.8(b)	8/31/2021

10.11	Form of Cipher Mining Inc. Stock Option Grant Notice and Stock Option Agreement under Incentive Award Plan	8-K	10.8(c)	8/31/2021

10.12	Form of PIPE Subscription Agreement by and between Good Works Acquisition Corp. and the undersigned subscriber party thereto	8-K	10.1	3/5/2021

10.13	Power Purchase Agreement, dated June 23, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	10.22	7/09/2021

10.14	First Amendment to the Power Purchase Agreement, dated July 9, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	10.23	7/09/2021

10.15	Lease Agreement, dated June 29, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	10.24	7/09/2021

10.16	First Amendment to the Lease Agreement, dated July 9, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	10.25	7/09/2021

10.17	Purchase and Sale Agreement, dated June 28, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	10.26	7/09/2021

10.18	First Amendment to the Purchase and Sale Agreement, dated July 9, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	10.27	7/09/2021

10.19	Hosting Agreement dated April 1, 2021, as amended and restated in its entirety on May 12, 2021, by and between Cipher Mining Technologies Inc. and 500 N 4th Street LLC.	S-4/A	10.20	5/14/2021

10.20	Framework Agreement, dated June 10, 2021, by and between WindHQ LLC and Cipher Mining Technologies Inc.	S-4/A	10.24	6/14/2021

10.21	Fee Side Letter to the Master Services and Supply Agreement by and among Bitfury Top Holdco B.V. and Cipher Mining Technologies Inc.	S-4/A	10.22	6/14/2021

10.22	Non-Fixed Price Sales and Purchase Agreement, dated August 20, 2021	8-K	10.1	9/2/2021

10.23	Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement, dated August 30, 2021	8-K	10.2	9/2/2021

10.24	Framework Agreement on Supply of Blockchain Servers, dated September 2, 2021	8-K/A	10.1	9/10/2021

10.25	Cipher Mining Inc. Non-Employee Director Compensation Policy			*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			**

101.INS	Inline XBRL Instance Document			*

101.SCH	Inline XBRL Taxonomy Extension Schema Document			*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			*

104	Cover Page Interactive Data File (formatted as Inline XBRL)			*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPHER MINING INC.

Date: November 12, 2021	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)