Form 10-K/A
period 2020-12-31
Cipher Mining Inc.
filed 2022-01-21
CIK 1819989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 3)

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
222 Purchase Street, Suite #290
Rye, New York
(914)
370-8006
(Address of Principal Executive Offices, Zip Code and Registrant’s Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	CIFR	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per whole share	CIFRW	The NASDAQ Stock Market LLC
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
As of January 13, 2022,
 250,174,253 shares of Company common stock, par value $0.001 were issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
References throughout this Amendment No. 3 to the Annual Report on Form 10-K to “we,” “us,” “Cipher Mining,” “Company” or “our Company” are to Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.), unless the context otherwise indicates.
This Amendment No. 3 (“Amendment No. 3”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K/A of Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.) for the fiscal year ended December 31, 2020 (the “Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021 (the “Second Amended Filing”).
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares (redeemable and non-redeemable). This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Except as otherwise expressly provided herein, the information in this Amendment No. 3 does not reflect the consummation of the Business Combination, which occurred subsequent to the periods covered hereunder.
Therefore,
on December 17, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 22, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 14, 2021 (“2020 Form 10-K/A No. 2”) and (ii) audited financial statements included in the 2020 Form 10-K/A No. 2 should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Period in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020

Form 10-K/A No. 2.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
We are filing this Amendment No. 3 to amend and restate the Second Amended Filing with modications as necessary to reflect the restatements. Therefore, we are filing this Amendment No. 3 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8, and Controls and Procedures disclosure described in Item 9A of Form 10-K, a signature page and the certifications required to be filed as exhibits.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment No. 3 under Item 15 of Part IV hereof.
Except as described above, this Amendment No. 3 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 3 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 3 should be read in conjunction with the Second Amended Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Second Amended Filing.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report
(Amendment No.
 3)
on Form
10-K/A
(this “Report”), or the context otherwise requires, references to:

•	“anchor investors” are certain funds and accounts managed by Magnetar Financial LLC, Mint Tower Capital Management B.V., Periscope Capital Inc., and Polar Asset Management Partners Inc.;

•	“founder shares” are to shares of our common stock purchased by our initial stockholders, including our sponsor and the anchor investors, in private placements prior to our initial public offering;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

•	“management” or our “management team” are to our executive officers and directors;

•	“private placement units” are to the units issued in a private placement to the anchor investors simultaneously with the closing of our initial public offering;

•	“private placement warrants” are to the warrants included in the private placement units;

•
“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
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

•
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

•	“sponsor” are to I-B Good Works, LLC, a limited liability company, which is an affiliate of I-Bankers Securities, Inc., the underwriter in our initial public offering;

•
“warrants” are to our warrants, which includes the public warrants as well as the warrants underlying the private placement units to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees; and

•	“we,” “us,” “company” or “our company” are to Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.), a Delaware corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.
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

iii

PART I
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could de
c
line, and you could lose all or part of your investment.
Summary of Risk Factors

•
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

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
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

•
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers and directors which may raise potential conflicts of interest.

•
We will likely only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

•
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•
Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Since our initial stockholders, including our sponsor, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
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
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than our auditors and the underwriters of our initial public offering.
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
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders
.
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

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
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
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
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
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots, civil disturbances, regime changes, political upheaval, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.
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

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
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

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

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
We are an emerging growth company within the meaning of the Securities Act, and we are taking advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
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
Following the issuance of the SEC Staff Statement, our management concluded that the Private Warrants should be presented as liabilities with subsequent fair value remeasurement and that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from June 24, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting, see “
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
”
As a result of such material weakness, the restatement, the change in accounting for certain complex features of the common stock and warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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
As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to certain complex financial instruments we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of certain complex financial instruments, and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis for the Affected Period.
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
This Amendment No. 3 (“Amendment No. 3”) to the Annual Report on Form
10-K/A
amends the Annual Report on Form
10-K/A
of Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.) for the fiscal year ended December 31, 2020 (the “Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021 (the “Second Amended Filing”).
The Company has
re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the redeemable common stock, par value $0.001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation,
the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares (redeemable and non-redeemable). This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on December 17, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 22, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form
10-K,
as amended, for the fiscal year ended December 31, 2020, filed with the SEC on June 14, 2021 (“2020 Form
10-K/A
No. 2”), (ii) audited financial statements included in the 2020 Form
10-K/A
No. 2, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form
10-K/A
for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form
10-K/A
No. 2.
The change in accounting classification of the redeemable common stock did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting classification of the redeemable common stock does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.
In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to certain complex financial instruments. For more information, see Item 9A included in this Annual Report on Form
10-K/A,
the Amendment No. 3.

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
Common Stock Subject to Possible Redemption
We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 17,000,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of redeemable and non-redeemable
common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 7,614,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from June 24, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 3, our management re-evaluated,
with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to
Rule 13a-15(b)
under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s certain complex financial instruments as described in the Explanatory Note to this Amendment, a material weakness existing and our disclosure controls and procedures were not effective as of December 31, 2020.
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

Management’s Report on Internal Controls Over Financial Reporting
Our Second Amended Filing did not, and this Amendment No. 3 does not, include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companie
s.
C
hanges in Internal Control over Financial Reporting
Other than as noted, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment No. 3, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHER MINING INC.

By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
Date: January 21, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyler Page	Director, Chief Executive Officer	January 21, 2022
Tyler Page	(Principal Executive Officer)

/s/ Edward Farrell	Chief Financial Officer	January 21, 2022
Edward Farrell	(Principal Financial and Accounting Officer)

/s/ Caitlin Long	Director	January 21, 2022
Caitlin Long

/s/ Holly Morrow Evans	Director	January 21, 2022
Holly Morrow Evans

/s/ Robert Dykes	Director	January 21, 2022
Robert Dykes

/s/ James Newsome	Director	January 21, 2022
James Newsome

/s/ Cary Grossman	Director	January 21, 2022
Cary Grossman

/s/ Wesley Williams	Director	January 21, 2022
Wesley Williams

GOOD WORKS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Cipher Mining Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Cipher Mining Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
New York, NY
February 17, 2021, except for the merger agreement disclosed in Note 12 as to which the date is March 5, 2021, restatement disclosed in Note 2 – Amendment 1 as to which the date is May 7, 2021, restatement disclosed in Note 2 – Amendment 2 as to which the date is June 14, 2021, and Note 2 and Note 8 – Amendment 3 and change of name Note 1, as to which the date is January 21, 2022.

CIPHER MINING INC.
BALANCE SHEET
DECEMBER 31, 2020
(Restated- See Note 2)

Assets
Cash	$1,276,364
Prepaid expenses	297,371

Total current assets	1,573,735
Cash and securities held in Trust Account	170,027,342

Total Assets	$171,601,077

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity
Accounts payable and accrued expenses	$129,388

Total current liabilities	129,388
Warrant liabilities	123,070

Total Liabilities	252,458
Commitments
Common stock subject to possible redemption, $0.001 par value;17,000,000 shares at redemption value	170,000,000
Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,478,000 shares issued and outstanding (excluding 17,000,000 shares subject to possible redemption)	4,478
Additional paid-in capital	1,451,172
Accumulated deficit	(107,031)

Total stockholders’ equity	1,348,619

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity	$171,601,077

The accompanying notes are an integral part of these financial statements.

CIPHER MINING INC.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated-See
Note 2)

For the Period from June 24, 2020 (Inception) through December 31, 2020
Formation and operating costs	$153,657

Loss from operations	(153,657)

Other income
Change in fair value of warrant liabilities	19,284
Interest income	27,342

Total other income	46,626

Net loss	$(107,031)

Basic and Diluted weighted-average redeemable common shares outstanding	6,711,864
Basic and Diluted net loss per redeemable common share	$(0.01)
Basic and Diluted weighted-average non-redeemable common shares outstanding	4,015,186

Basic and Diluted net loss per non-redeemable common share	$(0.01)

The accompanying notes are an integral part of these financial statements.

CIPHER MINING INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated-See
Note 2)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 24, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to founders	4,312,500	4,313	20,687	—	25,000
Sale of 1,355,000 to anchor investors	1,355,000	1,355	(1,355)	—	—
Forfeiture of 1,355,000 by initial stockholders	(1,355,000)	(1,355)	1,355	—	—
Sale of 562,500 to GW Sponsor 2, LLC	562,500	563	162,562	—	163,125
Forfeiture of 562,500 by initial stockholders	(562,500)	(563)	563	—	—
Sale of 228,000 Private Units on October 22, 2020 (Restated)	228,000	228	2,279,772	—	2,280,000
Fair value of derivative warrant liabilities issued in private placement	—	—	(142,353)	—	(142,353)
Forfeiture of 62,500 by initial stockholders	(62,500)	(63)	63	—	—
Accretion to common stock subject to possible redemption amount (Restated)	—	—	(870,122)	—	(870,122)
Net loss	—	—	—	(107,031)	(107,031)
Balance as of December 31, 2020	4,478,000	$4,478	$1,451,172	$(107,031)	$1,348,619

The accompanying notes are an integral part of these financial statements.

CIPHER MINING INC.
STATEMENT OF CASH FLOW
FOR THE PERIOD FROM JUNE 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated-See
Note 2)

For the Period from June 24, 2020 (Inception) Through December 31, 2020
Cash flows from operating activities:
Net loss	$(107,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(27,342)
Change in fair value of warrant liabilities	(19,284)
Changes in operating assets and liabilities:
Prepaid expenses	(297,371)
Accounts payable and accrued expenses	129,388

Net cash used in operating activities	(321,640)

Cash flows from investing activities:
Investments held in Trust	(170,000,000)

Net cash used in investing activities	(170,000,000)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	169,129,879
Proceeds from sale of Private Placement Units	2,280,000
Sale of shares to GW Sponsor 2, LLC	163,125
Proceeds from note payable-related party	135,000
Payment of note payable-related party	(135,000)

Net cash provided by financing activities	171,598,004

Net change in cash	1,276,364
Cash, beginning of the period	—

Cash, end of period	$1,276,364

The accompanying notes are an integral part of these financial statements.

CIPHER MINING INC.
NOTES TO RESTATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Note 1—Description of Organization, Business Operations and Basis of Presentation and Summary of Significant Accounting Policies
Organization and General
Cipher Mining Inc. (formerly known as Good Works Acquisition Corp. until August 27, 2021) (the “Company”) was incorporated in Delaware on June 24, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).
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
The Company’s financial statements as of December 31, 2020 and for the period from June 24, 2020 (Inception) through December 31, 2020 ( the “Affected Period”), is restated in its Form
10-K/A
(Amendment No. 2) to correct the misapplication of accounting guidance related to the Company’s Public Warrants and is further restated in this Annual Report on Form
10-K/A
(Amendment No. 3) to correct the misapplication of accounting guidance related to the Company’s Public Shares the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable.

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
Investment Held in Trust Account
Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity
in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$—	$—	$203
U.S. Treasury Securities held in Trust Account	170,027,139	—	—	170,027,139

	$170,027,342	$—	$—	$170,027,342

Liabilities:
Private stock warrant liabilities (Restated)	$—	$—	$123,070	$123,070
	$—	$—	$123,070	$123,070

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
ETF.
Remaining term:
The Company’s remaining term is based on the remaining contractual term of the warrants.

The change in fair value of Private Warrants through December 31, 2020 is as follows:

Warrant liabilities at June 24, 2020 (inception)	$—
Issuance of private warrants	142,353
Change in fair value of warrant liabilities	(19,283)

Warrant liabilities at December 31, 2020	$123,070

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
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the IPO, 17,000,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital.
Offering Costs
Offering costs consisted of legal, accounting, and underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the common stock issued were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of redeemable and non-redeemable
common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 7,614,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from June 24, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of redeemable and non-redeemable
common stock:

	For the Period from
	June 24, 2020 (Inception)
	Through December 31, 2020
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(66,969)	$(40,062)
Denominator:
Basic and diluted weighted average shares outstanding	6,711,864	4,015,186

Basic and diluted net loss per share	$ (0.01)	$ (0.01)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 2— Restatement of Financial Statements
Amendment No.1
In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in its initial public offering, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company restated its financial statements in Amendment No. 1 on form
10-K/A
as filed on May 7, 2021.
Amendment No.2
In June 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its Public Warrants the Company issued in its initial public offering, the Company’s previously issued financial statements for the year ended December 31, 2020 should no longer be relied upon. As such, the Company restated its financial statements in Amendment No. 2 on Form
10-K/A
for the year ended December 31, 2020 as filed on June 14, 2021.
Amendment No.3
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 2 to its Annual Report on Form
10-K/A,
filed with the SEC on June 14, 2021, to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Public Shares, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020:	As Previously Reported	Adjustment	As Restated
Total assets	$171,601,077	$—	$171,601,077

Total liabilities	$252,458	$—	$252,458

Common stock subject to possible redemption	166,348,609	3,651,391	170,000,000
Preferred stock	—	—	—
Common stock	4,843	(365)	4,478
Additional paid-in captial	5,102,198	(3,651,026)	1,451,172
Accumulated deficit	(107,031)	—	(107,031)

Total stockholders’ equity	$5,000,010	$(3,651,391)	$1,348,619

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity	$171,601,077	$—	$171,601,077

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of stockholders’ equity for the period from June 24, 2020 (inception) through December 31, 2020:

	As Previously Reported	Adjustment	As Restated
Balance as of June 24, 2020 (inception)	$—	$—	$—
Issuance of common stock to founders	25,000	—	25,000
Sale of 15,000,000 Units on October 22, 2020 through public offering	150,000,000	(150,000,000)	—
Sale of 562,500 to GW Sponsor 2, LLC	163,125	—	163,125
Sale of 228,000 Private Units on October 22, 2020	2,280,000	—	2,280,000
Sale of 1,500,000 Units on October 26, 2020 through over-allotment	15,000,000	(15,000,000)	—
Sale of 500,000 Units on November 17, 2020 through over-allotment	5,000,000	(5,000,000)	—
Forfeiture of 62,500 by initial stockholders	—		—
Underwriters’ discount	(450,000)	450,000	—
Other offering expenses	(420,121)	420,121	—
Fair value of derivative warrant liabilities issued in public offering and private placement (Restated)	(142,353)	—	(142,353)
Maximum number of redeemable shares (Restated)	(166,348,610)	166,348,610	—
Accretion to common stock subject to possible redemption amount (Restated)	—	(870,122)	(870,122)
Net loss (Restated)	(107,031)	—	(107,031)
Balance as of December 31, 2020	$5,000,010	$(3,651,391)	$1,348,619
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from June 24, 2020 (inception) through December 31, 2020:

For the Period from June 24, 2020 (inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of common stock subject to possible redemption (restated)	$167,567,559	$(167,567,559)	$—
Change in value of common stock subject to possible redemption (restated)	$(1,218,950)	$1,218,950	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from June 24, 2020 (inception) through December 31, 2020:

	Earnings Per Share for Common Stock
	As Previously Reported (1)	Adjustment	As Restated
For the Period from June 24, 2020 (inception) through December 31, 2020
Net loss	$(107,031)	$—	$(107,031)
Basic and Diluted weighted-average redeemable common shares outstanding	16,723,356	(10,011,492)	6,711,864
Basic and Diluted net loss per redeemable common share	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted weighted-average non-redeemable common shares outstanding	4,483,216	(468,030)	4,015,186
Basic and Diluted net loss per non-redeemable common shares	$(0.02)	$0.01	$(0.01)

(1) -
The weighted average shares outstanding was calculated based on the two-class
method, where the earnings per share was determined based on redeemable and non-redeemable
common stock. The Company revised its earnings per share calculation to allocate income and losses by the weighted average shares of redeemable and non-redeemable
common stock outstanding for the respective period.

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

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2020
U.S. Money Market	$203	$—	$—	$203
U.S. Treasury Securities	170,027,139	4,916	(148)	170,031,907

	$170,027,342	$4,916	$(148)	$170,032,110

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
Underwriting Agreement
The Company granted the underwriters a

-day option
from the date of Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions.
On October 26
, 2020
, the underwriters purchased an additional 1,500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. On November 17
, 2020
, the underwriters purchased an additional 500,000 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $20,000,000 to the Company. On November 17
, 2020
, the underwriters canceled the remainder of the Over-Allotment Option.
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
The Company will pay
I-Bankers
Securities, Inc. a cash fee for such services upon the consummation of a Business Combinati
o
n in an amount equal to 4.5% of the gross proceeds of Public Offering (exclusive of any applicable finders’ fees which might become payable).
Note 8 – Common Stock Subject to Possible Redemption
The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of the Initial Public Offering, there were 21,478,000 shares of common stock outstanding, of which 17,000,000 were subject to possible redemption and classified outside of permanent equity in the balance sheet.
The common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$170,000,000
Less:
Fair value of Public Warrants at issuance	(10,263,558)
Offering costs allocated at common stock subject to possible redemption	(819,932)
Plus:
Accretion on common stock subject to possible redemption	11,083,490

Common stock subject to possible redemption	$170,000,000

Note 9 – Stockholders’ Equity
Common Stock
 — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2020, there were 4,478,000 shares of common stock issued and outstanding, excluding 17,000,000 shares subject to possible redemption.
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

Note 11 – Income Tax
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
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	3.80%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(24.8)%

Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 12 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On March 5, 2021, the Company (or “Good Works”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “
Merger Agreement
”), by and among Currency Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“
Merger Sub
”), and Cipher Mining Technologies Inc., a Delaware corporation (“
Cipher
”), an affiliate of Bitfury Holding B.V. (“BHBV”). The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Merger Sub will merge with and into Cipher, with Cipher as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Good Works (the “
Merger
”) and, in connection with the Merger, (ii) Good Works will change its name to Cipher Mining Inc.
Cipher will be treated as the acquiror for accounting purposes
. The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by Good Works stockholders and the fulfillment (or waiver) of other customary closing conditions. In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Cipher common stock, par value $0.001 issued and outstanding shall be converted into the right to receive four hundred thousand (400,000) shares of Good Works common stock, par value $0.001 (“
Good Works Common Stock
”); provided that the exchange ratio shall be adjusted as needed to ensure the aggregate Merger consideration received by the sole stockholder of Cipher equals two hundred million (200,000,000) shares of Good Works Common Stock (at a value of ten dollars ($10.00) per share). Additionally, Good Works will provide the proceeds of the trust account and additional PIPE funding (see paragraph below) equaling no less than $400,000,000, subject to customary closing adjustments.
Concurrent with execution of the Merger Agreement, Good Works entered into subscription agreements (the “
Subscription Agreements
”) with certain investors (the “
PIPE Investors
”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and Good Works agreed to issue and sell to such investors, immediately following the Closing (as defined in the Merger Agreement), an aggregate of 37,500,000 shares of Good Works Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $375,000,000 (the “
PIPE Financing
”).
Concurrent with the execution of the Merger Agreement and the execution of the Subscription Agreements with the PIPE Investors, Bitfury, the parent company of Cipher, agreed to subscribe for and purchase, and Good Works agreed to issue and sell to Bitfury, concurrent with the Closing (as defined in the Merger Agreement), an aggregate of 5,000,000 shares of Good Works Common Stock in exchange for a benefit-in-kind
commitment as payment for such shares (the “Bitfury Private Placement”) pursuant to a subscription agreement with Good Works (the “
Bitfury Subscription Agreement
”). Bitfury agreed to cause BHBV to discount the Service Fees (as that term is defined in the Master Service and Supply Agreement, “MSSA”) charged by BHBV under the MSSA as follows: that the first $200,000,000 of Service Fees payable by Cipher to BHBV under the MSSA described above shall be subject to a discount of 25%, to be applied at the point of invoicing and shown as a separate line item on each relevant invoice. For the avoidance of doubt, when the aggregate value of such discount reaches $50,000,000, such discount shall automatically cease to apply. Such discount shall constitute BHBV’s benefit-in-kind
commitment as payment on behalf of its parent entity, for the issuance of the 5,000,000 shares of Good Works Common Stock pursuant to the Bitfury Private Placement.