Form 10-Q/A
period 2021-03-31
Cipher Mining Inc.
filed 2022-01-21
CIK 1819989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 2)

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant had 250,174,253
shares of common stock outstanding at January 13, 2022.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Quarterly Report on Form
10-Q
to “we,” “us,” “Cipher Mining,” “Company” or “our company” are to Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.), unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form

10-Q/A

amends the Quarterly Report on Form

10-Q/A

of Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.) for the three months ended March 31, 2021 (the “Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021 (the “Original Filing”).
The Company
has

re-evaluated

the Company’s application of ASC

480-10-S99-3A

to its accounting classification of the redeemable common stock, par value $0.001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation,

the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. While there were no changes to the Company’s balance sheet for the period ended March 31, 2021, in connection with the change in presentation for the Public Shares, the Company determined it should restate (i) its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares (redeemable and non-redeemable) and (ii) its supplementary cash flow disclosure. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the
Company.
Therefore, on December 17, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q,
as amended, for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021 should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements, related footnotes, and other financial data as of and for the period ended March 31, 2021 included in the Original Filling as a result of this error.
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

ii

PART I - FINANCIAL INFORMATION
CIPHER MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Restated) (Unaudited)
Assets
Cash	$613,606	$1,276,364
Prepaid expenses	299,227	297,371

Total current assets	912,833	1,573,735
Cash and securities held in trust account	170,064,998	170,027,342

Total Assets	$170,977,831	$171,601,077

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity
Accounts payable and accrued expenses	$410,781	$129,388

Total current liabilities	410,781	129,388
Warrant liability	233,942	123,070

Total Liabilities	644,723	252,458
Commitments
Common stock subject to possible redemption, $0.001 par value, 17,000,000 and 17,000,000 shares at March 31, 2021 and December 31, 2020, respectively, at redemption value	170,000,000	170,000,000
Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,478,000 and 4,478,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, excluding 17,000,000 and 17,000,000 shares subject to possible redemption, respectively	4,478	4,478
Additional paid-in capital	1,451,172	1,451,172
Accumulated deficit	(1,122,542)	(107,031)

Total stockholders’ equity	333,108	1,348,619

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity	$170,977,831	$171,601,077

See accompanying notes to unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2021
(Restated)
(Unaudited)

Operating expenses	$232,453
Business combination expenses	709,842

Loss from operations	$(942,295)

Other income (expense)
Interest income	37,656
Change in warrant liability	(110,872)

Total other expense	(73,216)

Net loss	$(1,015,511)

Basic and diluted weighted average redeemable common shares outstanding	17,000,000

Basic and diluted net loss per redeemable common share	$(0.05)

Basic and diluted weighted-average non-redeemable common shares outstanding	4,478,000

Basic and diluted net loss per non-redeemable common share	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021
(Restated)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,478,000	$4,478	$1,451,172	$(107,031)	$1,348,619
Net loss	—	—	—	(1,015,511)	(1,015,511)
Balance - March 31, 2021	4,478,000	$4,478	$1,451,172	$(1,122,542)	$333,108

See accompanying notes to unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2021
(Restated)
(Unaudited)

Cash flows from operating activities:
Net loss	$(1,015,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant liability	110,872
Interest earned on cash and marketable securities held in trust account	(37,656)
Changes in operating assets and liabilities:
Prepaid expenses	(1,857)
Accounts payable and accrued expenses	281,394

Net cash used in operating activities	(662,758)

Net change in cash	(662,758)
Cash, beginning of the period	1,276,364

Cash, end of period	$613,606

See accompanying notes to unaudited condensed consolidated financial statements.

CIPHER MINING INC.
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
On March 5
,
2021, the Company (or “Good Works”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “
Merger Agreement
”), by and among Currency Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“
Merger Sub
”), and Cipher Mining Technologies Inc., a Delaware corporation (“
Cipher
”).
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
”) and, in connection with the Merger, (ii) Good Works will change its name to Cipher Mining Inc. The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “
Business Combination
”.
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
Representations and Warranties; Covenants
The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of Good Works and Cipher and that each of the parties have undertaken to procure approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “
HSR Act
”). In addition, Good Works has agreed to adopt an equity incentive plan as described in the Merger Agreement.
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
The obligation of Cipher to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Good Works and Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of Good Works having been performed or complied with in all material respects, (ii) the aggregate cash proceeds from Good Works trust account, together with the proceeds from the PIPE Financing (as defined below), equaling no less than $400,000,000 (after deducting any amounts paid to Good Works stockholders that exercise their redemption rights in connection with the Business Combination and net of unpaid transaction expenses incurred or subject to reimbursement by Good Works), (iii) Good Works total outstanding Indebtedness (as defined in the Merger Agreement) shall be less than twenty-five million dollars ($25,000,000.00), and (iv) the approval by Nasdaq of Good Works listing application in connection with the Business Combination
.
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
Good Works Sponsor Support Agreement
Concurrently with the execution of the Merger Agreement, Good Works, and
I-B
Good Works, LLC (the “
Sponsor
”) and certain other stockholders of Good Works entered into an Acquiror Support Agreement (the “
Acquiror Support Agreement
”) pursuant to which the parties agreed to, among other things, (i) vote at any meeting of the stockholders of Good Works all of its shares of Good Works Common Stock held of record or thereafter acquired in favor of the Proposals (as defined in the Merger Agreement), (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement.
Cipher Support Agreement
Concurrently with the execution of the Merger Agreement, the sole stockholder of Cipher representing the requisite votes necessary to approve the Business Combination entered into support agreements (the “
Company Support Agreement
”) with Good Works and Cipher, pursuant to which such holder agreed to (i) vote at any meeting of the stockholders of Cipher all of its Cipher Common Stock held of record or thereafter acquired in favor of the Proposals (as defined in the Merger Agreement) and appoint Good Works as such holder’s proxy, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, in each case, on the terms and subject to the conditions set forth in the Company Support Agreement.
Restrictive Covenant Agreements
Concurrently with the execution of the Merger Agreement, Bitfury Top Holdco B.V. (“
Bitfury
”), Cipher’s sole stockholder, and Good Works entered into a Restrictive Covenant Agreement pursuant to which Bitfury agreed, during the term of the agreement and subject to the parameters and limitations set forth in the agreement, not to hire or solicit Cipher Mining Inc.’s employees, not to compete with Cipher Mining Inc. and not to disparage Cipher Mining Inc. The agreement will terminate upon the earlier of seven years from the date of its execution or the termination of the Master Services and Supply Agreement (the “
MSSA
”) between Bitfury Holding B.V. (“
BHBV
”) and Cipher. The MSSA is included as Exhibit F to Exhibit 2.1 hereto, and the terms of the MSSA are incorporated herein by reference. Concurrently with the execution of the Merger Agreement, BHBV and Good Works entered into a Restrictive Covenant Agreement pursuant to which BHBV agreed, during the term of the agreement and subject to the parameters and limitations set forth in the agreement, not to hire or solicit Cipher Mining Inc.’s employees, not to compete with Cipher Mining Inc. and not to disparage Cipher Mining Inc.. The agreement will terminate upon the earlier of seven years from the date of its execution or the termination of the MSSA.

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
Lock-Ups
The Sponsor, certain holders of Good Works Common Stock, and Bitfury, Cipher’s sole stockholder immediately prior to the closing of the Business Combination, will enter into lock-up
agreements (the “
Lock-Up
Agreements
”) and be subject to post-closing
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
Amended and Restated Registration Rights Agreement
At the closing of the Business Combination, the Sponsor, certain stockholders of Good Works, and Bitfury (collectively, the “
Holders
”) will enter into an amended and restated registration rights agreement (the “
Registration Rights Agreement
”) with Good Works pursuant to which, among other things, the parties thereto will be granted certain customary registrant rights with respect to shares of Good Works Common Stock.
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

Note 2 – Summary of Significant Accounting Policies
Basis of Presentation (Restated)
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 20, 2020, the Company’s annual report on Form
10-K
as filed with t
h
e SEC on February 17, 2021, the Company’s amended annual report on Form
10-K/A
as filed with the SEC on May 7, 2021, the Company’s second amended annual report on Form
10-K/A
as filed with the SEC on June 14, 2021, and the Company’s third amended annual report on Form
10-K/A
as filed with the SEC
on January 21, 2022, as
well as the Company’s Current Reports on Form
8-K,
as filed with the SEC on March 5, 18, and 30, 2021. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
As described in Note 3—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the three months ended March 31, 2021 (the “Affected Period”), is restated in this Quarterly Report on Form
10-Q/A
(Amendment No. 2) (this “Quarterly Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued unaudited condensed consolidated financial statements for such period. The restated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.
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

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$—	$—	$203
U.S. Treasury Securities held in Trust Account	170,064,795	—	—	170,064,795

	$170,064,998	$—	$—	$170,064,998

Liabilities:
Private stock warrant liabilities	$—	$—	$233,942	$233,942

	$—	$—	$233,942	$233,942

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$—	$—	$203
U.S. Treasury Securities held in Trust Account	170,027,139	—	—	170,027,139

	$170,027,342	$—	$—	$170,027,342

Liabilities:
Private stock warrant liabilities	$—	$—	$123,070	$123,070

	$—	$—	$123,070	$123,070

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

Net Income (loss) Per Share (Restated)
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of redeemable and non-redeemable
common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 7,614,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of redeemable and non-redeemable
common stock:

	For the Three Months
	ended March 31, 2021
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(803,785)	$(211,726)
Denominator:
Basic and diluted weighted average shares outstanding	17,000,000	4,478,000

Basic and diluted net loss per share	$(0.05)	$(0.05)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Restatement of Financial Statements
Amendment No. 1
In June 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public Warrants the Company issued in its initial public offering, the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in Amendment No. 1 on form
10-Q/A
as filed on June 14, 2021.
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
Amendment No.2
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Quarterly Report on Form
10-Q/A,
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
Impact of the Restatement
The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

	As Previously Reported	Adjustment	As Restated
Balance - December 31, 2020 (Restated)	$5,000,010	$(3,651,391)	$1,348,619
Net loss (Restated)	(1,015,510)	(1)	(1,015,511)
Change in value of common stock subject to possible redemption (Restated)	(3,651,392)	3,651,392	—

Balance as of March 31, 2021	$333,108	$—	$333,108

Note 3 – Restatement of Financial Statements – (Continued)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 1, 2021 through March 31, 2021:

For the Period from January 1, 2021 through March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of common stock subject to possible redemption (restated)	$3,651,391	$(3,651,391)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from January 1, 2021 through March 31, 2021:

	Earnings Per Share for Common Stock
	As Previously
	Reported (1)	Adjustment	As Restated
For the Three Months Ended March 31, 2021
Net loss	$(1,015,510)	$(1)	$(1,015,511)
Basic and Diluted weighted-average redeemable common shares outstanding	16,638,964	361,036	17,000,000
Basic and Diluted net loss per redeemable common share	$0.00	$(0.05)	$(0.05)
Basic and Diluted weighted-average non-redeemable common shares outstanding	4,839,036	(361,036)	4,478,000
Basic and Diluted net loss per non-redeemable common shares	$(0.21)	$0.16	$(0.05)

(1) -
The weighted average shares outstanding was calculated based on the two-class
method, where the earnings per share was determined based on redeemable and non-redeemable
common stock. The Company revised its earnings per share calculation to allocate losses by the weighted average shares of redeemable and non-redeemable
common stock outstanding for the respective period.

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

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value as of December 31, 2021
U.S. Money Market	$203	$—	$—	$203
U.S. Treasury Securities	170,027,139	4,916	(148)	170,031,907

	$170,027,342	$4,916	$(148)	$170,032,110

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value as of March 31, 2021
U.S. Money Market	$203	$—	$—	$203
U.S. Treasury Securities	170,027,139	37,656	—	170,064,795

	$170,027,342	$37,656	$—	$170,064,998

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

Note 9 – Stockholders’ Equity
Common Stock —
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2021 and December 31, 2020, respectively, there were 4,478,000 and 4,478,000 as restated shares of common stock issued and outstanding, excluding 17,000,000 and 17,000,000 as restated shares, respectively, subject to possible redemption.
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
This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q/A
of Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.) for the three months ended March 31, 2021 (the “Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021 (the “Original Filing”).
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
Therefore, on December 17, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q,
as amended, for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021 should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements, related footnotes, and other financial data as of and for the period ended March 31, 2021 included in the Original Filling should be restated in the Form
10-Q/A
No. 2, as a result of this error.
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
”).
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
”) and, in connection with the Merger, (ii) Good Works will change its name to Cipher Mining Inc. The Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “
Business Combination
”.

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
Representations and Warranties; Covenants
The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of Good Works and Cipher and that each of the parties have undertaken to procure approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “
HSR Act
”). In addition, Good Works has agreed to adopt an equity incentive plan as described in the Merger Agreement.
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
The obligation of Cipher to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Good Works and Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of Good Works having been performed or complied with in all material respects, (ii) the aggregate cash proceeds from Good Works trust account, together with the proceeds from the PIPE Financing (as defined below), equaling no less than $400,000,000 (after deducting any amounts paid to Good Works stockholders that exercise their redemption rights in connection with the Business Combination and net of unpaid transaction expenses incurred or subject to reimbursement by Good Works), (iii) Good Works total outstanding Indebtedness (as defined in the Merger Agreement) shall be less than twenty-five million dollars ($25,000,000.00), and (iv) the approval by Nasdaq of Good Works listing application in connection with the Business Combination
.

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
Good Works Sponsor Support Agreement
Concurrently with the execution of the Merger Agreement, Good Works, and
I-B
Good Works, LLC (the “
Sponsor
”) and certain other stockholders of Good Works entered into an Acquiror Support Agreement (the “
Acquiror Support Agreement
”) pursuant to which the parties agreed to, among other things, (i) vote at any meeting of the stockholders of Good Works all of its shares of Good Works Common Stock held of record or thereafter acquired in favor of the Proposals (as defined in the Merger Agreement), (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement.
Cipher Support Agreement
Concurrently with the execution of the Merger Agreement, the sole stockholder of Cipher representing the requisite votes necessary to approve the Business Combination entered into support agreements (the “
Company Support Agreement
”) with Good Works and Cipher, pursuant to which such holder agreed to (i) vote at any meeting of the stockholders of Cipher all of its Cipher Common Stock held of record or thereafter acquired in favor of the Proposals (as defined in the Merger Agreement) and appoint Good Works as such holder’s proxy, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, in each case, on the terms and subject to the conditions set forth in the Company Support Agreement.

Restrictive Covenant Agreements
Concurrently with the execution of the Merger Agreement, Bitfury Top Holdco B.V. (“
Bitfury
”), Cipher’s sole stockholder, and Good Works entered into a Restrictive Covenant Agreement pursuant to which Bitfury agreed, during the term of the agreement and subject to the parameters and limitations set forth in the agreement, not to hire or solicit Cipher Mining Inc.’s employees, not to compete with Cipher Mining Inc. and not to disparage Cipher Mining Inc. The agreement will terminate upon the earlier of seven years from the date of its execution or the termination of the Master Services and Supply Agreement (the “
MSSA
”) between Bitfury Holding B.V. (“
BHBV
”) and Cipher. The MSSA is included as Exhibit F to Exhibit 2.1 hereto, and the terms of the MSSA are incorporated herein by reference. Concurrently with the execution of the Merger Agreement, BHBV and Good Works entered into a Restrictive Covenant Agreement pursuant to which BHBV agreed, during the term of the agreement and subject to the parameters and limitations set forth in the agreement, not to hire or solicit Cipher Mining Inc.’s employees, not to compete with Cipher Mining Inc. and not to disparage Cipher Mining Inc.. The agreement will terminate upon the earlier of seven years from the date of its execution or the termination of the MSSA.
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

Lock-Ups
The Sponsor, certain holders of Good Works Common Stock, and Bitfury, Cipher’s sole stockholder immediately prior to the closing of the Business Combination, will enter into lock-up
agreements (the “
Lock-Up
Agreements
”) and be subject to post-closing
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
Amended and Restated Registration Rights Agreement
At the closing of the Business Combination, the Sponsor, certain stockholders of Good Works, and Bitfury (collectively, the “
Holders
”) will enter into an amended and restated registration rights agreement (the “
Registration Rights Agreement
”) with Good Works pursuant to which, among other things, the parties thereto will be granted certain customary registrant rights with respect to shares of Good Works Common Stock.
Liquidity and Going Concern
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
and
15d-15(e)
under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s certain complex financial instruments as described in the
10-K/A
filed on May 7, 2021, June 14, 2021 and January 21, 2022, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.
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

CIPHER MINING INC.

Date: January 21, 2022	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: January 21, 2022	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)