Form 10-Q/A
period 2021-06-30
Cipher Mining Inc.
filed 2022-01-21
CIK 1819989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(
Amendment No. 1
)

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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form

10-Q

amends the Quarterly Report on Form

10-Q/A

of Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.) for the three and six months ended June 30, 2021 (the “Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021 (the “Original Filing”).
The Company has
re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the redeemable common stock, par value $0.001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 22, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation,
the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. While there were no changes to the Company’s balance sheet for the period ended June 30, 2021, in connection with the change in presentation for the Public Shares, the Company determined it should restate (i) its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares (redeemable and non-redeemable) and (ii) its supplementary cash flow disclosure. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on December 17, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form

10-Q,

for the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements, related footnotes, and other financial data as of and for the period ended June 30, 2021 included in the Original Filling, as a result of this error.
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

ii

PART I - FINANCIAL INFORMATION
CIPHER MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Restated) (Unaudited)
Assets
Cash	$127,722	$1,276,364
Prepaid expenses	247,593	297,371

Total current assets	375,315	1,573,735
Cash and securities held in Trust Accoun t	170,032,591	170,027,342

Total Assets	$170,407,906	$171,601,077

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$918,867	$129,388

Total current liabilities	918,867	129,388

Warrant liability	199,402	123,070

Total Liabilities	1,118,269	252,458

Commitments
Common stock subject to possible redemption, $0.001 par value, 17,000,000 and 17,000,000 shares at June 30,2021 and December 31, 2020, respectively, at redemption value	170,000,000	170,000,000
Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,478,000 and 4,478,000 shares of common stock issued and outstanding at June 30, 2021 and December 31, 2020, excluding 17,000,000 and 17,000,000 shares, respectively, subject to possible redemption	4,478	4,478
Additional paid-in capital	1,451,172	1,451,172
Accumulated Deficit	(2,166,013)	(107,031)

Total stockholders’ equity	(710,363)	1,348,619

Total Liabilities and Stockholders’ Equity	$170,407,906	$171,601,077

See accompanying notes to unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2021
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Operating expenses	$230,534	$2,000	$462,987	$2,000
Business combination expenses	859,590	—	1,569,432	—

Loss from operations	(1,090,124)	(2,000)	(2,032,419)	(2,000)

Other income (expense)
Interest income	12,113	—	49,769	—
Change in warrant liability	34,540	—	(76,332)	—

Total other income (expense)	46,653	—	(26,563)	—

Net loss	$(1,043,471)	$(2,000)	$(2,058,982)	$(2,000)

Basic and diluted weighted average redeemable common shares outstanding	17,000,000	—	17,000,000	—

Basic and diluted net loss per redeemable common share	$(0.05)	$—	$(0.10)	$—

Basic and diluted weighted average non-redeemable common shares outstanding	4,478,000	—	4,478,000	—

Basic and diluted net loss per non-redeemable common share	$(0.05)	$—	$(0.10)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2021
(Restated)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,478,000	$4,478	$1,451,172	$(107,031)	$1,348,619
Net loss	—	—	—	(1,015,511)	(1,015,511)
Balance - March 31, 2021	4,478,000	4,478	1,451,172	(1,122,542)	333,108

Net loss	—	—	—	(1,043,471)	(1,043,471)
Balance - June 30, 2021	$4,478,000	$4,478	$1,451,172	$(2,166,013)	$(710,363)

(1)
Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.) was formed on June 24, 2020. The Founders Shares were not issued until July 2020. As a result, a comparative consolidated statement of changes in stockholder’s equity for the period ended June 2020 is not applicable. See accompanying notes to unaudited condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2021
(Unaudited)

	For the six months ended June 30,
	2021	2020
	(As Restated)
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

Note 1 – Description of Organization and Business Operations –
(Cont.)

In order to protect the amounts held in the Trust Account, Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $
10.00
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

as filed with the SEC on February 17, 2021, the Company’s amended annual report on Form

10-K/A

as filed with the SEC on May 7, 2021, the Company’s sec
o
nd amended annual report on Form

10-K/A

as filed with the SEC on June 14, 2021, and the Company’s third amended annual report on Form

10-K/A

as filed with the SEC on January
2
1
, 2022, as well as the Company’s Current Reports on Form

8-K,

as filed with the SEC on March 5, 18, and 30, 2021. The interim results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
As described in Note 3—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the three and six months ended June 30, 2021 (the “Affected Period”), is restated in this Quarterly Report on Form
10-Q/A
(Amendment No. 1) (this “Quarterly Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued unaudited condensed consolidated financial statements for such period. The restated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.
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

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$170,032,591	$—	$—	$170,032,591

	$170,032,591	$—	$—	$170,032,591

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Private stock warrant liabilities	$—	$—	$199,402	$199,402

	$—	$—	$199,402	$199,402

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market held in Trust Account	$203	$—	$—	$203
U.S. Treasury Securities held in Trust Account	170,027,139	—	—	170,027,139

	$170,027,342	$—	$—	$170,027,342

Liabilities:
Private stock warrant liabilities	$—	$—	$123,070	$123,070

	$—	$—	$123,070	$123,070

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

Note 2 – Summary of Significant Accounting Policies –
(Cont.)

Common Stock Subject to Possible Redemption
The Company accounts for common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 17,000,000 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.
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
Net Loss Per Common Share (Restated)
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of redeemable and non-redeemable
common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 7,614,000 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for three and six months ended June 30, 2021. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of redeemable and non-redeemable
common stock:

	For the Three Months		For the Six Months
	ended June 30, 2021		ended June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(825,915)	$(217,556)	$(1,629,700)	$(429,282)
Denominator:
Basic and diluted weighted average shares outstanding	17,000,000	4,478,000	17,000,000	4,478,000

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.10)	$(0.10)

Note 2 – Summary of Significant Accounting Policies –
(Cont.)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 – Restatement of Financial Statements
The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form
10-Q,
filed with the SEC on August 10, 2021, to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
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

	As Previously Reported	Adjustment	As Restated
Balance - December 31, 2020 (Restated)	$5,000,010	$(3,651,391)	$1,348,619
Net loss (Restated)	(1,015,510)	(1)	(1,015,511)
Change in value of common stock subject to possible redemption (Restated)	(3,651,392)	3,651,392	—
Balance as of March 31, 2021	$333,108	$—	$333,108
Net loss (Restated)	(1,043,471)	—	(1,043,471)
Balance as of June 30, 2021	$(710,363)	$—	$(710,363)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 1, 2021 through June 30, 2021:

For the Period from January 1, 2021 through June 30, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of common stock subject to possible redemption (restated)	$3,651,391	$(3,651,391)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three and six months ended June 30, 2021:

	Earnings Per Share for Common Stock
	As Previously Reported (1)	Adjustment	As Restated
For the Three Months Ended June 30, 2021
Net loss	$(1,043,472)	$1	$(1,043,471)
Basic and Diluted weighted-average redeemable common shares outstanding	17,000,000	—	17,000,000
Basic and Diluted net loss per redeemable common share	$(0.00)	$(0.05)	$(0.05)
Basic and Diluted weighted-average non-redeemable common shares outstanding	4,478,000	—	4,478,000
Basic and Diluted net loss per non-redeemable common shares	$(0.23)	$0.18	$(0.05)

	Earnings Per Share for Common Stock
	As Previously Reported (1)	Adjustment	As Restated
For the Six Months Ended June 30, 2021
Net loss	$(2,058,982)	$—	$(2,058,982)
Basic and Diluted weighted-average redeemable common shares outstanding	16,818,439	181,561	17,000,000
Basic and Diluted net loss per redeemable common share	$(0.00)	$(0.10)	$(0.10)
Basic and Diluted weighted-average non-redeemable common shares outstanding	4,659,492	(181,492)	4,478,000
Basic and Diluted net loss per non-redeemable common shares	$(0.44)	$0.34	$(0.10)
(1) - The weighted average shares outstanding was calculated based on the two-class
method, where the earnings per share was determined based on redeemable and non-redeemable
common stock. The Company revised its earnings per share calculation to allocate net losses by the weighted average shares of redeemable and non-redeemable
common stock outstanding for the respective period.
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

Note 6 – Related Party Transactions –
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

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value as of December 31, 2021
U.S. Money Market	$203	$—	$—	$203
U.S. Treasury Securities	170,027,139	4,916	(148)	170,031,907

	$170,027,342	$4,916	$(148)	$170,032,110

	Carrying Value/Amortized Cost	Gross Unrealized Gains	T-Bill Maturity	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Money Market	$203	$2,908	$170,074,000	$(44,520)	$170,032,591
U.S. Treasury Securities	170,064,795	9,205	$(170,074,000)	—	—

	$170,064,998	$12,113	$0	$(44,520)	$170,032,591

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

Note 8 – Commitments –
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
Note 9 – Stockholders’ Equity
Common Stock —
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. At June 30, 2021 and December 31, 2020, respectively, there were 4,478,000 and 4,478,000 shares of common stock issued and outstanding, excluding 17,000,000 and 17,000,000 shares, respectively, subject to possible redemption.
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

Note 10 – Warrants –
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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q/A
of Cipher Mining Inc. (formerly known as Good Works Acquisition Corp.) for the six months ended June 30, 2021 (the “Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021 (the “Original Filing”).
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
Therefore, on December 17, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q,
as amended, for the six months ended June 30, 2021, filed with the SEC on August 10, 2021 should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements, related footnotes, and other financial data as of and for the period ended June 30, 2021 included in the Original Filling should be restated in the Form
10-Q/A
No. 1, as a result of this error.
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

and

15d-15(e)

under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s certain complex financial instruments as described in the

10-K/A

filed on May 7, 2021, June 14, 2021, and January 21, 2022, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, other than the material weakness related to the warrant accounting as described in the Form
10-K/A
filed on January 21, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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