Form 10-K
period 2021-12-31
Cipher Mining Inc.
filed 2022-03-04
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39625

Cipher Mining Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-1614529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Vanderbilt Avenue, Floor 54, Suite C New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 262-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CIFR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per whole share	CIFRW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b ‑2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of Good Works Acquisition Corp. (“GWAC”), our predecessor, on June 30, 2021, based on the closing price of $9.95 for shares of GWAC’s common stock, was approximately $200.4 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of March 1, 2022 was 250,174,253,

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: San Francisco, CA

i

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K, or this Annual Report contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10‑K may be forward‑looking statements. In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward‑looking statements contained in this Annual Report on Form 10‑K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock‑based compensation, revenue recognition, business strategy, buildout timing, plans and market growth.

The forward‑looking statements in this Annual Report on Form 10‑K are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, plans or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10‑K. The forward‑looking statements in this Annual Report on Form 10‑K are based upon information available to us as of the date of this Annual Report on Form 10‑K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10‑K and the documents that we reference in this Annual Report on Form 10‑K and have filed as exhibits to this Annual Report on Form 10‑K with the understanding that our actual future results, levels of timing and activity, performance and achievements may be materially different from what we expect. We qualify all of our forward‑looking statements by these cautionary statements. These forward‑looking statements speak only as of the date of this Annual Report on Form 10‑K. Except as required by applicable law, we do not plan to publicly update or revise any forward‑looking statements contained in this Annual Report on Form 10‑K, whether as a result of any new information, future events or otherwise.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Cipher,” “we,” “us” or “our” refer to Cipher Mining Technologies Inc., prior to the consummation of the Business Combination (the “Closing” and, such date of the consummation of the Business Combination (as defined below), the “Closing Date”) and to Cipher Mining Inc. and its consolidated subsidiaries following the Business Combination. References to “GWAC” or “Good Works” refer to our predecessor company prior to the consummation of the Business Combination.

WHERE YOU CAN FIND MORE INFORMATION

Our corporate website address is https://www.ciphermining.com (“Corporate Website"). The contents of, or information accessible through, our Corporate Website are not part of this Form 10‑K.

The Company maintains a dedicated investor website at https://investors.ciphermining.com/investors (“Investors Website”) which is similarly not part of this Form 10‑K. We make our filings with the SEC, including our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and all amendments to those reports, available free of charge on our Investor Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our Investor Website as a distribution channel of material information about the Company including through press releases, investor presentations, sustainability reports, and notices of upcoming events. We intend to utilize our Investor Website as a channel of distribution to reach public investors and as a means of disclosing material non‑public information for complying with disclosure obligations under Regulation FD.

Any reference to our Corporate Website or Investor Website addresses do not constitute incorporation by reference of the information contained on or available through those websites, and you should not consider such information to be a part of this Form 10‑K or any other filings we make with the SEC.

SELECTED DEFINITIONS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•
“Alborz LLC Agreement” are to the Amended and Restated Limited Liability Company Agreement of Alborz LLCA, dated January 28, 2022;
•
“Amended and Restated Bitfury Subscription Agreement” are to that certain subscription agreement, dated as of March 4, 2021, as amended and restated in its entirety on July 8, 2021 and as subsequently amended and restated in its entirety on August 27, 2021, by and among Bitfury Top HoldCo and GWAC;
•
“Anchor Investors” are to certain funds and accounts managed by Magnetar Financial LLC, Mint Tower Capital Management B.V., Peridian Fund, L.P., and Polar Multi-Strategy Master Fund;
•
“Bitfury Group” are to Bitfury Top HoldCo and its subsidiaries;
•
“Bitfury Holding” are to Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo;
•
“Bitfury Private Placement” are to the private placement pursuant to which GWAC entered into the Amended and Restated Bitfury Subscription Agreement with Bitfury Top HoldCo pursuant to which Bitfury Top HoldCo agreed to subscribe for and purchase, and Good Works agreed to issue and sell to Bitfury Top HoldCo (or an affiliate of Bitfury Top HoldCo), an aggregate of 6,000,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate of cash and/or forgiveness of outstanding indebtedness owed by Cipher to Bitfury Top HoldCo (or an affiliate of Bitfury Top HoldCo) of $60,000,000;
•
“Bitfury Top HoldCo” are to Bitfury Top HoldCo B.V., the holder of 100% of the shares of Cipher Common Stock prior to the Business Combination;
•
“Board” are to our board of directors;
•
“Business Combination” are to the Merger and other transactions contemplated by the Merger Agreement, collectively, including the PIPE Financing and the Bitfury Private Placement;
•
“Bylaws” are to the Amended and Restated Bylaws of Cipher Mining Inc., adopted on August 27, 2021;
•
“Certificate of Incorporation” are to the Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc., as filed with the Delaware Secretary of State on August 27, 2021;
•
“Cipher” are to the Cipher Mining Technologies Inc., a Delaware corporation, prior to the consummation of the Business Combination and to Cipher Mining Inc. and its consolidated subsidiaries following the Business Combination;
•
“Cipher Common Stock” are to the shares of common stock, par value $0.001 per share, of Cipher;
•
“Closing” are to the closing of the Business Combination;
•
“Closing Date” are to August 27, 2021;
•
“Code” are to the Internal Revenue Code of 1986, as amended;
•
“Company Support Agreement” are to that certain support agreement, dated as of March 4, 2021, by and among GWAC, Cipher and Bitfury Top HoldCo;
•
“COVID-19” are to the novel coronavirus, SARS-CoV-2 or COVID-19 or any mutation of the same, including any resulting epidemics, pandemics, disease outbreaks or public health emergencies;

•
“DGCL” are to the Delaware General Corporation Law, as amended; “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•
“Exchange Ratio” are to the ratio of 400,000 shares of our common stock for each 1 share of Cipher Common Stock;
•
“Effective Time” are to the effective time of the Merger;
•
“Governing Documents” are to the Certificate of Incorporation and the Bylaws;
•
“GWAC” are to Good Works Acquisition Corp., a Delaware corporation;
•
“GWAC Common Stock” are to, prior to consummation of the Transactions, GWAC’s common stock, par value $0.001 per share and, following consummation of the Transactions, to the common stock, par value $0.001 per share, of Cipher;
•
“GWAC Founder Shares” are to the 4,478,000 shares of GWAC Common Stock held by the Sponsor, GWAC Sponsor 2, LLC, the Anchor Investors, GWAC’s officers and directors, and certain other GWAC stockholders (collectively, the “Founders”);
•
“GWAC’s IPO” are to the initial public offering by GWAC which closed on October 19, 2020;
•
“GWAC Private Placement Shares” are to the 228,000 private placement shares of GWAC underlying 228,000 of GWAC Private Placement Units;
•
“GWAC Private Placement Units” are to the 228,000 units that were issued in a private placement at a price of $10.00 per unit to certain funds and accounts managed by the Anchor Investors, simultaneously with the closing of the GWAC’s IPO; each unit consists of one GWAC Private Placement Share and one-half of one Warrant;
•
“GWAC Support Agreement” are to that certain support agreement, entered into on March 4, 2021, as amended and restated in its entirety on May 12, 2021, by and among GWAC, the Sponsor, GW Sponsor 2, LLC, Magnetar Financial LLC, Mint Tower Capital Management B.V., Peridian Fund, L.P., Polar Multi-Strategy Master Fund, and Cipher;
•
“Incentive Award Plan” are to the Cipher Mining Inc. 2021 Incentive Award Plan;
•
“Master Services and Supply Agreement” or the “MSSA” are to the master services and supply agreement to entered into at Closing by Cipher and Bitfury Top HoldCo;
•
“Merger” are to the merger of Merger Sub with and into Cipher pursuant to the Merger Agreement, with Cipher as the surviving company in the Merger and, after giving effect to such Merger, Cipher becoming a wholly-owned subsidiary of GWAC;
•
“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of March 4, 2021, by and among GWAC, Cipher and Merger Sub;
•
“Merger Sub” are to Currency Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of GWAC;
•
“PIPE Financing” are to the private placement pursuant to which GWAC entered into the PIPE Subscription Agreements (containing commitments to funding that are subject only to conditions that generally align with the conditions set forth in the Merger Agreement) with certain investors whereby such investors purchased an aggregate of 32,235,000 shares of our common stock at a purchase price of $10.00 per share for an aggregate commitment of $322,350,000;

v

•
“PIPE Investors” are to the investors who participated in the PIPE Financing and entered into the PIPE Subscription Agreements;
•
“PIPE Subscription Agreements” are to the subscription agreements entered into by and between GWAC and each of the PIPE Investors in connection with the PIPE Financing;
•
“Private Placement Shareholders” are to the holders of the GWAC Private Placement Shares;
•
“Private Placement Warrants” means the currently outstanding 114,000 private placement warrants to purchase ordinary shares of Cipher that were issued to the Anchor Investors as part of GWAC’s IPO, which are substantially identical to the Public Warrants, subject to certain limited exceptions;
•
“public shares” are to shares of GWAC Common Stock sold as part of the units in the GWAC’s IPO (whether they were purchased in the GWAC’s IPO or thereafter in the open market);
•
“public stockholders” are to the holders of public shares, including the Sponsor and GWAC’s officers and directors to the extent the Sponsor and GWAC’s officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;
•
“Public Warrants” are to the currently outstanding 8,500,000 redeemable warrants to purchase ordinary shares of Cipher that were issued in GWAC’s IPO;
•
“Registration Rights Agreement” are to that certain registration rights agreement, dated as of August 26, 2021, by and among GWAC, Cipher, the Sponsor, Bitfury Top HoldCo and the other parties thereto;
•
“SEC” are to the United States Securities and Exchange Commission;
•
“Sponsor” are to I-B Good Works LLC, a Delaware limited liability company;
•
“Stockholder Restrictive Covenant Agreement” are to that certain restrictive covenant agreement, dated as of March 4, 2021, by and among Bitfury Top HoldCo and GWAC;
•
“Transaction Agreements” are to the Merger Agreement, the GWAC Support Agreement, the Company Support Agreement, the Registration Rights Agreement, the PIPE Subscription Agreements, each Letter of Transmittal, the Proposed Certificate of Incorporation, the Proposed Bylaws, and all the other agreements, documents, instruments and certificates entered into in connection herewith and/or therewith and any and all exhibits and schedules thereto;
•
“Transactions” are to, collectively, the Business Combination and the other transactions contemplated by the Merger Agreement;
•
“transfer agent” are to Continental Stock Transfer & Trust Company;
•
“Trust Account” are to the trust account of GWAC that holds the proceeds from the GWAC’s IPO, governed by the Trust Agreement;
•
“Trust Agreement” are to the investment management trust agreement, dated October 19, 2020, by and between GWAC and Continental Stock Transfer & Trust Company, as trustee, entered into in connection with the GWAC’s IPO;
•
“Warrants” are to the Public Warrants and the Private Placement Warrants; and
•
“Warrant Agreement” means the warrant agreement, dated October 19, 2020, between GWAC and Continental Stock Transfer & Trust Company, as warrant agent, which sets forth the expiration and exercise price of and procedure for exercising the Warrants.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10‑K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
Our business and the markets in which we plan to operate are new and rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•
We will need to raise additional capital, which may not be available on terms acceptable to us, or at all.
•
Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, Bitcoin.
•
If we fail to timely complete the planned construction of our sites and commence operations, it could have a material adverse effect on our business.
•
If we are unable to successfully maintain our power and hosting arrangements or secure the sites for our data centers, on acceptable terms or at all or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.
•
We depend on third parties to provide us with certain critical equipment and may rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to an ongoing significant shortage and high innovation pace.
•
We are exposed to risks related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.
•
Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and may have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, or even fully or partially ban mining operations.
•
Our business is subject to the impact of global market, economic and political conditions that are beyond our control and that could significantly impact our business and make our financial results more volatile.
•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
•
The global COVID-19 pandemic and the disruption caused by various countermeasures to reduce its spread, could adversely affect our business, prospects, financial condition, and operating results.
•
We may be affected by price fluctuations in the wholesale and retail power markets.
•
We will be vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.
•
The properties in our mining network may experience damages, including damages that are not covered by insurance.

PART I

Item 1. Business.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Cipher,” “we,” “us” or “our” refers to Cipher Mining Technologies Inc., prior to the consummation of the Business Combination (as defined below) (the “Closing” and, such date of the consummation of the Business Combination, the “Closing Date”) and to Cipher Mining Inc. and its consolidated subsidiaries following the Business Combination. References to “GWAC” or “Good Works” refer to our predecessor company prior to the consummation of the Business Combination.

Business Overview

We are an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, we are developing and growing a cryptocurrency mining business, specializing in Bitcoin. Our key mission is to become a leading Bitcoin mining company in the United States.

We were established by the Bitfury Group, a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. On August 27, 2021, we consummated the Business Combination with Good Works. As a stand-alone, U.S.-based cryptocurrency mining business, specializing in Bitcoin, we have begun our buildout of cryptocurrency mining sites in the United States. We began deployment of capacity in the first quarter of 2022, with mining operations beginning at one site in February 2022 and with power and infrastructure readiness at two of our other mining sites planned by the end of March 2022.

In connection with our planned buildout, we entered into the Standard Power Hosting Agreement, the WindHQ Joint Venture Agreement and the Luminant Power Agreement, all of which, together, are expected to cover sites for our data centers referenced above, see “Business—Material Agreements”. Pursuant to these agreements, we expect to have access, for at least five years, to an average cost of electricity of approximately 2.7 c/kWh. We expect that this will help competitively position us to achieve our goal of becoming a leading Bitcoin mining operator in the United States.

We expect that in the near-term the substantial majority of our capital expenditures will be devoted to the buildout of our mining sites and the acquisition of mining hardware. In August 2021, we entered into an agreement with Bitmain Technologies Limited (“Bitmain”) to purchase 27,000 Antminer S19j Pro (100 TH/s) miners, which are expected to be delivered in nine batches on a monthly basis between January 2022 and September 2022. In September 2021, we also entered into a framework agreement with SuperAcme Technology (Hong Kong) Limited (“SuperAcme”) to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners, which are expected to be delivered in six batches on a monthly basis between July 2022 and year-end 2022. For further details on these and other agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commitments.”

We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that Cipher will become an important player in the Bitcoin network due to our planned large-scale operations, best-in-class technology, market-leading power and hosting arrangements and a seasoned, dedicated senior management team.

As of March 3, 2022, Bitfury Top HoldCo (together with Bitfury Holding) beneficially owns approximately 82.3% of our common stock with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has the power to elect all of our directors and we are a “controlled company” under the Nasdaq Stock Exchange (“Nasdaq”) corporate governance standards. For additional information, see “Risk Factors—Risks Related to our Common Stock and Warrants—We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.”

Our Key Strengths

We believe that we have a number of strengths that will give us a competitive advantage in the global cryptocurrency, and specifically Bitcoin, mining business, including:

Scale potential to become a leading Bitcoin mining operation in the United States

In the cryptocurrency, and specifically Bitcoin mining business, we believe that scale can be a key factor in driving cost and margin improvements as well as providing a degree of protection against price volatility. As further discussed in “—Our Strategy” and “—Our Planned Cryptocurrency Operations—Operational Buildout Plan”, we plan to deploy approximately 445MW of electrical power to mining operations by the end of the first half of 2023. To date, we have entered into mining machine purchase contracts to deliver a computational power (hashrate) of approximately 8.5 EH/s in 2022, based on agreed delivery schedules with Bitmain and SuperAcme and assuming timely deliveries, of which we expect to own approximately 7.2 EH/s. From the second half of 2023, we plan to expand deployment of energy capacity at existing and potentially new sites using cash flows that we expect to generate from our operations and potentially additional sources of financing.

Our aim is that by the end of 2025, we will have the potential to reach a cumulative electrical power capacity of approximately 745MW and corresponding hashrate of approximately 32 EH/s. For the key estimates and assumptions underlying our expectations, see “—Our Planned Cryptocurrency Operations—Operational Buildout Plan”.

Furthermore, we expect that our focus on U.S. operations will further support our potential. We believe that the United States currently provides the optimal geographic platform for the development of a cryptocurrency mining business, both in terms of its transparency and regulatory environment, including access to capital markets and the general contractual protections afforded by the U.S. legal system. As further discussed in “—Our Strategy”, we believe that this stability and transparency of the regulatory environment will allow us to establish and develop strong Bitcoin mining operations and, in conjunction with our other strengths, will allow us to pursue our goal of becoming a leading Bitcoin miner in the United States.

Cost leadership with reliable electricity supply and resilient business model with downside protection against drops in Bitcoin prices

For our planned buildout, we entered into separate power and hosting arrangements with each of Standard Power, WindHQ and Luminant to provide us with hosting and power services. For further details on those arrangements, see “Business—Material Agreements—Power Arrangements and Hosting Arrangements”. With those arrangements, we expect to have access, for at least five years, to competitive electricity costs, with an average cost of electricity of approximately 2.7 c/kWh. We also plan to utilize leading technology and mining equipment to maximize computing power output per MW, while minimizing downtime and repair costs. We anticipate that our use of different operational modes will allow us to balance between maximum output per chip and maximum efficiency to respond to varying market, weather and power conditions.

The overall hashrate of the Bitcoin network is highly correlated with Bitcoin price, and any significant fall in Bitcoin price may force high-cost miners to cease their mining activities, which would typically result in a proportional decrease of the network power. As the number of blocks available for mining is set by Bitcoin protocol irrespective of the network’s hashrate or Bitcoin price increases, in periods of low Bitcoin prices, low-cost producers have the opportunity to take the market share of less-efficient participants and keep their economics resilient by mining a larger number of blocks.

In line with our business model, we believe that our anticipated controlled power costs as well as the expected use of leading technology and reliable operations and maintenance services will provide our mining operations with resilience against drops in Bitcoin prices.

Key management’s track record with relevant expertise and capabilities

At Cipher, we have assembled an experienced executive management team with many years of relevant experience and significant industry and technical knowledge.

Strategic adjacencies with compelling long-term opportunities

With the development of cryptocurrency exchanges and similar platforms, we believe that institutional investors will increasingly want to gain exposure to Bitcoin. Accordingly, we believe that we are strategically well positioned not only to develop our cryptocurrency mining business, but also to enhance it through other long-term opportunities in the Bitcoin ecosystem. As our expected Bitcoin inventory will be freshly minted, originated within the U.S. regulatory system and not previously transacted, we believe that it may make us a particularly attractive candidate for potential partnership opportunities. Those opportunities could include, for example, potential partnerships with larger companies in energy, technology and financial services as well as offering of mining-as-a-service.

Our Strategy

Our strategy is to become a leading Bitcoin mining operator in the United States. Key elements of this strategy are:

Focus on building our operations in the United States

We believe that the North American market, and specifically the United States, represents a particularly attractive geographic region for establishment and development of Bitcoin mining operations. Two key drivers for this are the attractive market dynamics and its stable regulatory environment. We believe that the strong cryptocurrency mining dynamics in the United States are particularly driven by the low-cost energy and reliable power infrastructure, investor interest in cryptocurrencies and an opportunity to move mining away from China, which in September 2021 declared that all digital currency-related business activities are illegal, effectively banning mining and trading in cryptocurrencies. On the regulatory side, while crypto asset regulation in the United States, as in the rest of the world, is still in development (see “Business—Government Regulation”), we believe that the regulatory framework for Bitcoin in the United States is sufficiently well established and accepted. Furthermore, we believe that the U.S. digital asset ecosystem is more tightly regulated and may attract more compliance-oriented investors, which is expected to contribute to the overall stability of this ecosystem.

As outlined in our “—Our Planned Cryptocurrency Operations—Operational Buildout Plan”, by the end of the first half of 2023, we aim to set up and begin operations across several sites in the United States. We would then aim to expand deployment of energy capacity at existing and potentially new sites in the United States. In progressing through our buildout, we aim to capitalize on the advantages that we expect from our power and hosting arrangements and our use of the leading technology and mining equipment to maximize computing power output per MW, while minimizing downtime and repair costs. We anticipate that our use of different operational modes will allow us to balance between maximum output per chip and maximum efficiency to respond to varying market conditions.

As part of our operations, we plan to utilize one or more third-party mining pools and have already entered into an agreement with one mining pool. We anticipate our average payments to the third-party mining pool operators to be in the range of approximately 0-1.25%. We have no immediate plans to establish our own mining pool. We intend to periodically re-evaluate this as part of our overall strategy going forward and, in the future, we may also decide to stop using mining pools.

Establish our cost leadership and maintain strong relationships with our industry partners

We seek to structure our relationships with our equipment and service providers, power and hosting suppliers and other potential partners as long-term partnerships. We believe that such approach may create incentives for better long-term development of our operating platform as well as for our partners.

Retain flexibility in considering strategically adjacent opportunities complimentary to our business model

As the cryptocurrency ecosystem develops and our business, including Bitcoin inventory, grows, we aim to retain certain flexibility in considering and engaging in various strategic initiatives, which may be complimentary to our mining operations in the United States. For example, we could consider initiatives such as: (i) engaging in lending out Bitcoin as an additional line of revenue; (ii) expanding our operations to mining other cryptocurrencies;

(iii) engaging into strategic acquisitions or joint ventures; (iv) leveraging our expected Bitcoin holdings to enter into strategic partnerships in the fintech space; (v) engaging in asset management products; and (vi) providing mining-as-a-service, which may involve working with infrastructure investors on managed Bitcoin mining deployments and other potential projects.

Our Planned Cryptocurrency Operations

Operational Buildout Plan

We began deployment of capacity in the first quarter of 2022, with mining operations beginning at one site in February 2022 and with power and infrastructure readiness at two of our other sites planned by the end of March 2022. By the end of the first half of 2023, we plan to deploy approximately 445MW of electrical power capacity. To date, we have entered into mining machine purchase contracts to deliver hashrate of approximately 8.5 EH/s in 2022, based on agreed delivery schedules with Bitmain and SuperAcme and assuming timely deliveries, of which we expect to own approximately 7.2 EH/s, with the remainder going to WindHQ pursuant to the WindHQ Joint Venture Agreement. For further details, see “Business—Material Agreements—Power Arrangements and Hosting Arrangements— WindHQ”.

From the second half of 2023 until then end of 2025, we plan to expand the deployment of capacity at our existing or new sites by deploying approximately 100MW of additional electrical power capacity per annum, with a cumulative additional hashrate of approximately 25 EH/s. For this, we expect to utilize the cash flow that we expect to generate from our operations and potentially additional sources of financing.

By the end of 2025, we will have the potential to reach a cumulative electrical power capacity of approximately 745MW and corresponding hashrate of approximately 32 EH/s. Based on our projections and assuming the current market conditions, including the competitive landscape, and an expected overall hashrate of the Bitcoin network of approximately 791 EH/s in December 2025 (Source: BitOoda, “2021 Year End Bitcoin Hashpower Estimates”, September 2021), we estimate that our share in the overall hashrate of the Bitcoin network could amount to approximately 4% by December 2025. Our expectations and estimates are subject to a number of important assumptions, including, but not limited to, our hashrate and the network hashrate estimates, our buildout schedule and the amount, timing of delivery and quality of the hardware we receive, including ASIC chips.

Expected Revenue Structure

We expect our revenue to comprise a combination of block rewards and transaction fees, earned for verifying transactions in support of the blockchain:

•
block rewards are rewards paid in Bitcoin that are programmed into the Bitcoin software and awarded to a miner or a group of miners for solving the cryptographic problem required to create a new block on a given blockchain; and
•
transaction fees are fees paid in Bitcoin that miners receive to confirm transactions across the network.

The graphic below shows a simplified summary of our business model and mining revenue generation:

Source: Cipher

Block rewards are fixed and the Bitcoin network is designed to periodically reduce them through halving. Most recently in May 2020, the block reward was reduced from 12.5 to 6.25 Bitcoin, and it is estimated that it will halve again to 3.125 Bitcoin in March 2024.

Bitcoin miners also collect transaction fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. Miners have historically accepted relatively low transaction confirmation fees, because miners have a very low marginal cost of validating unconfirmed transactions, but transaction fees may vary.

Subject to our strategic development plans, we may from time-to-time exchange Bitcoin for fiat currency through OTC providers or exchanges to fund our operations and growth.

Material Agreements

We entered into several key agreements that we expect will be material to our operations. The following descriptions of our material agreements do not purport to be complete and are qualified in their entirety by reference to each such agreement, which are attached as exhibits to this Annual Report on Form 10-K.

Power Arrangements and Hosting Arrangements

Luminant

On June 23, 2021, we and Luminant ET Services Company LLC (“Luminant”) entered into a power purchase agreement for the supply of electric power to one of our planned sites in Texas, which was subsequently amended and restated on July 9, 2021 and February 28, 2022 (as amended, the “Luminant Power Agreement”). The agreement provides for a take or pay arrangement, whereby, starting from the Initial Delivery Date (as defined below), Luminant shall supply, and we shall accept, a total electrical power capacity of a minimum of 200MW and up to 210MW (the “Contract Quantity”) during the Initial Term (as defined below) at a predetermined MWh rate. The agreement also provides for certain curtailment events when Luminant has a right to curtail a certain portion of the energy delivered in each contractual year.

On June 29, 2021, with amendment and restatement on July 9, 2021, we also entered into a lease agreement with Luminant’s affiliate, under which Luminant’s affiliate leases us a plot of land to set up the planned data center, ancillary infrastructure and electrical system (the “Interconnection Electric Facilities”) at the relevant site (as amended and restated, the “Luminant Lease Agreement”).

Under the Luminant Power Agreement, we are required to provide Luminant a collateral of $12,553,804 (the “Independent Collateral Amount”). Half of the Independent Collateral Amount was paid to Luminant on

September 1, 2021 as the Company received notice that Luminant had commenced construction of the Interconnection Electrical Facilities. The other half will be due 15 days prior to the date on which the Interconnection Electric Facilities are completed and made operational. Such amount shall remain in place through the term of the Luminant Power Agreement. Furthermore, pursuant to the Luminant Power Agreement, if Luminant’s exposure reaches 95% of the posted Independent Collateral Amount, we are required to post additional cash collateral (in increments of $100,000) (the “Variable Collateral”) such that the sum of the Independent Collateral Amount, lien value credit (provided for in the agreement) and such additional Variable Collateral equal an amount no less than 105% of Luminant’s exposure.

The details of the construction of the Interconnection Electric Facilities, including the collateral (in addition to the Independent Collateral Amount), are set out in a separate purchase and sale agreement between us and another Luminant affiliate, Vistra Operations Company LLC (“Vistra”), which was entered into on June 28, 2021, and amended and restated on July 9, 2021 (as amended and restated, the “Luminant Purchase and Sale Agreement”). Specifically, under this agreement, we provided $3,063,020 as collateral independent of the Independent Collateral Amount. The agreement also provides that the Interconnection Electric Facilities are targeted to be completed and made operational by April 30, 2022, with an outside closing date of July 31, 2022. The Luminant Purchase and Sale Agreement provides that the Interconnection Electrical Facilities are to be sold to us upon completion of their construction for $13,159,349 to be paid in monthly installments over a five-year period and which will carry interest of 11.21% per annum. Upon conclusion of the Luminant Lease Agreement, the Interconnection Electrical Facilities are to be sold to Vistra at a price to be determined based upon bids obtained in the secondary market.

The Luminant Power Agreement provides that the parties’ respective obligations under the agreement shall become effective as of the first day of the month following (i) the date on which the Interconnection Electric Facilities are completed and made operational by Luminant, and Luminant is ready to deliver energy, and (ii) the date the Interconnection Electric Facilities are ready to accept energy (together, the “Initial Delivery Date”) and shall continue for five years thereafter (the “Initial Term”). Subject to certain early termination exceptions, the agreement provides for a subsequent automatic annual renewal, unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of then current term. The Luminant Lease Agreement became effective on August 27, 2021 (the “Effective Date”) and shall continue for five years thereafter, subject to renewal provisions aligned with the Luminant Power Agreement.

Standard Power

On April 1, 2021, we entered into a Bitcoin mining hosting agreement with Standard Power and, subsequently on May 12, 2021, we entered into an amendment and restatement to the agreement (as amended and restated, the “Standard Power Hosting Agreement”). Under the Standard Power Hosting Agreement, we agree to provide to Standard Power Bitcoin miners with a specified energy utilization capacity of two hundred Megawatts (200 MWs), or more if agreed, necessary to generate computational power at the respective facilities (the “Miners”). We can acquire such Miners from the Bitfury Group or another supplier. Standard Power, in turn, is obligated to (i) host the Miners in specialized containers and provide the electrical power and transmission and connection equipment necessary for the mining and (ii) host, operate and manage the Miners there, in each case in accordance with the terms and conditions of the Standard Power Hosting Agreement.

The Standard Power Hosting Agreement provides that Standard Power shall provide an electric power infrastructure, including containers, necessary to operate the Miners with a specified energy utilization capacity of initially at least forty Megawatts (40 MWs). We are currently in discussions with Standard Power to amend the Standard Power Hosting Agreement to shift the initial power availability date to 2023 for a site to be agreed upon between us and Standard Power.

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

The Standard Power Hosting Agreement provides that Standard Power shall purchase these specialized containers from Bitfury Top HoldCo’s affiliate or from another supplier.

Under the Standard Power Hosting Agreement, we are obligated to pay (i) the Hosting Fee, which is comprised of the (a) Base Hosting Fee and the Infrastructure Fee and (b) the Bitcoin Profits Sharing Fee, subject to the applicable Hosting Fee Cap, and (ii) Operational Service Fee (all terms are defined in the Standard Power Hosting Agreement). The Bitcoin Profits Sharing Fee amounts to fifteen percent (15.00%) of the Bitcoin Profits (generally defined as Bitcoins mined at the respective facilities under the Standard Power Hosting Agreement minus all the operating reasonable expenses for the respective period) throughout the initial term of five (5) years.

The Standard Power Hosting Agreement also provides that we are required to provide Standard Power either with an acceptable form of credit guarantee or a security deposit in cash equal to three (3) months aggregate Base Hosting Fee and Infrastructure Fee paid at least fourteen (14) days before the date first Miners have been delivered to the facility.

The Standard Power Hosting Agreement provides for the initial term of five (5) years with automatic five (5) year renewal provisions.

WindHQ

On June 10, 2021, we and WindHQ LLC (“WindHQ”) signed a framework agreement for a joint venture for the construction, buildout, deployment and operation of one or more data centers in the United States (“Data Centers”) (the “WindHQ Joint Venture Agreement”).

The WindHQ Joint Venture Agreement provides that the parties shall collaborate to fund the construction and buildout of certain specified Data Centers at locations already identified by the parties (“Initial Data Centers”). Each Initial Data Center will be owned by a separate limited liability company (each, an “Initial Data Center LLC”), and WindHQ will own 51% of the initial membership interests of each Initial Data Center LLC and we will 49% of the initial membership interests of each Initial Data Center LLC.

The WindHQ Joint Venture Agreement includes a development schedule for additional electrical power capacity through the joint identification, procurement, development and operation of additional Data Centers (“Future Data Centers”) totaling (including the Initial Data Centers) 110MW by December 31, 2022, 210MW by December 31, 2023, 340MW by December 31, 2024, and 500MW by December 31, 2026. Each Future Data Center will be owned by a separate limited liability company (each, a “Future Data Center LLC”, and collectively with the Initial Data Center LLCs, the “Data Center LLCs”), and we and WindHQ, or our respective affiliates, shall each become a member of each Data Center LLC by entering into a limited liability company agreement for each such Data Center (“LLC Agreement”). WindHQ will own at least 51% of the initial membership interests of each Future Data Center LLC and we will own a maximum of 49% of the initial membership interests of each Future Data Center LLC. Furthermore, under the WindHQ Joint Venture Agreement, WindHQ is required to use commercially reasonable efforts to procure energy for Future Data Centers at the most favorable pricing then available. Similarly, we are required to use commercially reasonable efforts to procure the applicable equipment needed for the Future Data Centers at the most favorable pricing then available.

Under the WindHQ Joint Venture Agreement, WindHQ agrees to provide a series of services to each of the Data Centers, including but not limited to: (i) the design and engineering of each of the Data Centers; (ii) the procurement of energy equipment and others related services such as logistics for each of the Data Centers; and (iii) the construction work for each of the Data Centers. Furthermore, we are required to support and monitor (in some cases remotely) the operations of the hardware at each Data Center (particularly the mining servers) as required under the WindHQ Joint Venture Agreement.

A development fee equal to 2% of capital expenditures in respect of the initial development of each Data Center shall be paid 50% to WindHQ and 50% to us. Furthermore, a fee equal to 2% of the gross revenues of each of the Data Centers will be payable monthly based on the immediately prior month gross revenue of such Data Center, 50% to WindHQ and 50% to us.

For each Data Center, WindHQ and we will cooperate to prepare a financial model incorporating the relevant economic factors of such Data Center, including a determination of a target projected return for any expansion projects for such Data Center (such return, the “Economic Threshold” for such Data Center), and both WindHQ and we will provide the initial funding required for each Data Center on a pro rata basis in accordance with our respective ownership interests in the applicable Data Center LLC. Either WindHQ or we may propose expansion projects to be undertaken by a Data Center LLC (“Expansion Projects”). For any Expansion Project with a projected return expected to equal or exceed the Economic Threshold for the applicable Data Center, WindHQ and we will fund such Expansion Project through the subscription for additional membership interests in the applicable Data Center LLC. If the projected return for an Expansion Project is less than the Economic Threshold for the applicable Data Center and either WindHQ or we do not approve of the applicable Data Center LLC undertaking such Expansion Project, then WindHQ (if WindHQ proposed the Expansion Project) or we (if we proposed the Expansion Project) may form a separate limited liability company to pursue the Expansion Project, and the applicable Initial Data Center LLC shall enter into a shared facilities agreement with such separate limited liability company that provides such limited liability company with the rights necessary to proceed with such Expansion Project at the applicable Data Center.

In the absence of any material breaches by either party, the WindHQ Joint Venture Agreement may only be terminated by mutual written consent of both parties.

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Alborz LLC (the “Alborz LLC Agreement”). The Alborz LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Alborz facility located in Texas.

Term Sheets

On March 2, 2022, Cipher Mining Technologies, entered into a non-binding term sheet for a joint venture with Numus Navitas, LLC (“Navitas”) and Permian BTC JVCO, LP (“PBJ”) to build, equip and operate mining sites in Texas (the “Navitas/PBJ JV”). Under this arrangement, we are expected to provide site design, equipment procurement and deployment services, while Navitas and PBJ are expected to contribute a site, power infrastructure and the related interconnection agreement. It is anticipated that any site set up under this arrangement will be owned by a limited liability company, in which we will hold a minimum of 51% of all outstanding membership interests, Navitas will hold a maximum of 30% and PBJ will hold a maximum of 19%.

On March 2, 2022, Cipher Mining Technologies also entered into a non-binding term sheet with Luminant for land lease, energy supply and related services for one additional planned site in Texas. Under this arrangement, Luminant is expected to lease to us sufficient land, at a location agreed upon by both parties, to set up a cryptocurrency mining facility. Luminant is also expected to supply a total electrical power capacity of approximately 200MW, at a predetermined MWh rate, and the relevant energy management services. The arrangement is planned for a 15-year initial term expected to commence in the second quarter of 2023, which is indicative and subject to interconnection and substation deployment.

All term sheets are non-binding and remain subject to completion of due diligence and internal approval processes from all parties as well as the negotiation and execution of definitive agreements. The final terms of the definitive agreements, if any, may be significantly different from those set forth in the respective non-binding term sheets.

Master Services and Supply Agreement

In connection with the Business Combination, on August 26, 2021, Bitfury Top HoldCo and Cipher entered into the Master Services and Supply Agreement. The initial term of the agreement is 84 months, with automatic 12-month renewals thereafter (unless either party provides sufficient notice of non-renewal). Pursuant to this agreement, Cipher can request and Bitfury Top HoldCo is required to use commercially reasonable efforts to provide, or procure the provision of, certain equipment and/or services, such as construction, engineering and operations, in each case as may be required to launch and maintain Cipher’s mining centers in the United States.

Specifically, under the terms of the Master Services and Supply Agreement, Cipher can request and Bitfury Top HoldCo is required to: (i) use commercially reasonable efforts to manufacture (or procure the manufacture by its suppliers and/or subcontractors) and supply to Cipher the quantity, specification and type of equipment (including modular data centers, servers, ASIC chips and miners); and (ii) provide certain project management and quality control, engineering, procurement, construction, commissioning, operations, maintenance, consulting and other related services as outlined in the Master Services and Supply Agreement.

Additionally, the Master Services and Supply Agreement provides that, subject to certain de minimis thresholds, Bitfury Top HoldCo agrees not to compete with Cipher in the Bitcoin mining business in the United States.

The Master Services and Supply Agreement is not exclusive to Bitfury Top HoldCo or any of its affiliates, and Cipher may retain any other parties to manufacture and deliver any equipment or perform any of the services required. The Master Services and Supply Agreement does not set out precise types, specifications, quantities or timings of any equipment or services deliveries. If Cipher decides to order any equipment under the Master Services and Supply Agreement, it will set out the relevant type, specifications, quantity and timing for delivery of equipment in individual purchase orders. Similarly, Cipher will request the relevant services under individual statements of work. Cipher is not obligated to order any equipment or services from Bitfury under the Master Services and Supply Agreement. The agreement does not provide for any minimum level or volume of services or any minimum quantity or type of equipment (including ASIC chips or miners) that Cipher would be required to order. If an order is made, the timeframes for any particular deliveries are to be set out in the relevant individual purchase orders or statements of work.

The Master Services and Supply Agreement provides that Cipher can use: (i) subject to certain notice requirements, a right of first refusal regarding the purchase of chips that Bitfury Top HoldCo makes available to the market in future; and (ii) “most-favored nation pricing” protection in relation to any services (with reference to the United States prices) and/or equipment (with reference to the worldwide prices) that it may decide to order from Bitfury Top HoldCo.

In addition to the Master Services and Supply Agreement, Cipher and Bitfury Holding also entered into a fee side letter, which sets out the basic pricing framework applicable under the Master Services and Supply Agreement for any services. Under the side letter, monthly fees for any potential future services, if any, would be determined by reference to two groups of services, which may be provided under the Master Services and Supply Agreement: (i) Bitfury Top HoldCo’s “onsite” services fee would be calculated on a straight cost +5% basis (plus applicable duties and taxes); and (ii) Bitfury Top HoldCo’s “remote services” would be calculated on a ratchet basis applying a management fee of $1000/MW up to 445MW (capped at $200,000/month) and $450USD/MW above 445MW (plus applicable duties and taxes).

In October and December 2021, as a part of the Master Services and Supply Agreement, we entered into agreements with Bitfury Top HoldCo and Bitfury USA Inc. providing us an option to purchase mining rigs and some additional equipment. For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commitments.”

Bitfury Top HoldCo is our controlling shareholder. The Master Services and Supply Agreement and any potential agreements thereunder constitute related-party transactions. For further details, see “Certain Relationships and Related Person Transactions— Cipher’s Related Party Transaction—Master Services and Supply Agreement”. Bitfury Top HoldCo is entitled to appoint a majority of the members of the Board, and it has the power to determine the decisions to be taken at Cipher’s shareholder meetings on matters of Cipher’s management that require the prior authorization of our shareholders, including in respect of related party transactions, such as the Master Services and Supply Agreement, corporate restructurings and the date of payment of dividends and other capital distributions. Thus, the decisions of Bitfury Top HoldCo as our controlling shareholder on these matters, including its decisions with respect to its or our performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of Cipher stockholders. For further details, see “Risk Factors—Risks Related to our Common Stock and Warrants—Bitfury Top HoldCo is our controlling shareholder and, as such, may be able to control our strategic direction and exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation.”

Competition

Bitcoin is mined all over the world by a variety of miners, including individuals, public and private companies and mining pools. We currently plan to set up the majority of our initial sites in Texas, where we may face significant and increasing competition, as Texas, through its regulatory and economic incentives, has encouraged cryptocurrency mining companies, like ours, to locate their operations in the state. For further details, see “Risk Factors—Risks Related to Our Business, Industry and Operations—Delays or disruptions in the development or operation of our Texas sites could also materially and adversely affect our business, results of operations and financial condition.” There is also a possibility that, in the future, foreign governments may decide to subsidize or in some other way support certain large-scale cryptocurrency mining projects, see “Risk Factors—Risks Related to Regulatory Framework—Regulatory actions in one or more countries could severely affect the right to acquire, own, hold, sell or use certain cryptocurrencies or to exchange them for fiat currency.”

Thus, we expect to compete against a number of companies and entities operating both within the United States and abroad. Equally important, as Bitcoin price increases, additional miners may be drawn into the market. The corollary would mean that as Bitcoin price decreases, miners that are less cost-efficient may be driven out of the market.

Blockchain and Bitcoin Industry Overview

Our business model centers on cryptocurrency mining operations and, specifically, Bitcoin mining.

Blockchain, Cryptocurrencies and Other Digital Assets

A blockchain is a decentralized, distributed ledger. Unlike a centralized database whereby an entire database, or full copies of that database, remains in the control of one person or entity stored on a computer that is controlled or owned by that same person or entity, a blockchain ledger typically has partial copies of itself across various computers or participants (“nodes”) in the network. Each new block requires a method of consensus between nodes of the network in order for the block to post to the ledger and become permanent. There are various methods being developed for executing a consensus.

Currently, the most popular application of blockchain is cryptocurrency. Cryptocurrencies are currencies that are not backed by a central bank or a national, supra-national or quasi-national organization and are not typically backed by hard assets or other credit. Cryptocurrencies are typically used as a medium of exchange, similar to fiat currencies like the U.S. Dollar, that is transacted through and recorded on a blockchain.

In addition to cryptocurrencies, there are other assets, such as contracts or other information that reside on a blockchain that represent a form of ownership. Examples may include insurance contracts, deeds, wills, health data or securities. Together with cryptocurrencies, these other assets, which also include virtual currencies, digital coins and tokens, and other blockchain assets, make up a class of assets called “digital assets”. The value of digital assets is determined by the value that various market participants place on them through their transactions, for example, via peer-to-peer transactions, e-commerce or exchanges.

Bitcoin

Bitcoin is the oldest and most commonly used cryptocurrency today. Bitcoin was invented in 2008 by an unknown person under the pseudonym Satoshi Nakamoto, and launched in 2009 as a medium of exchange. As of the date of this Annual Report on Form 10-K, Bitcoin is the world’s most valuable cryptocurrency by market capitalization.

As described in the original white paper by Nakamoto, Bitcoin is a decentralized, peer-to-peer version of electronic cash that allows online payments to be sent from one party to another without going through a financial institution. Upon verification by computers (“miners”) serving the Bitcoin network, authenticated transactions are forever added to a public ledger (“chain”) for all to view. Without the need for a trusted third party to determine which transactions are authentic, Bitcoin allows any two willing market participants to transact, thereby minimizing transaction costs, reducing the minimum practical transaction size, and enabling the ability to make non-reversible payments for non-reversible services.

Sending Bitcoin

When Bitcoins are sent, the transactions are broadcasted to all nodes in the Bitcoin network. Each node bundles a collection of transactions into an encrypted block and applies computation power to decipher the code (“hash”) to the encrypted block, which requires verification that all transactions within the block are valid. Once a node cracks the code, that code is sent to all other miners who can easily verify that the hash is indeed correct. And when enough nodes agree that the hash is correct, the block is added to the existing chain and miners move on to work on the next block by utilizing the hash of the accepted block as the previous hash.

The verification is necessary because, unlike physical cash that can only be held by one party at a time, cryptocurrency is a digital file that could be fraudulently copied and sent to multiple recipients if there are no safeguards in place. To address this double-spending problem, the public ledger in the Bitcoin network keeps track of user balances and a complete history of every transaction executed among Bitcoin network participants, all the while keeping participants anonymous.

Bitcoin Parameters

When Bitcoin was created, the inventor limited its supply to 21 million coins. 1 Bitcoin is equal to 100 million satoshi, which is the smallest unit of Bitcoin. This supply limitation ensures that Bitcoin remains scarce, and the divisibility enables small-sized transactions even in a rising Bitcoin price environment.

Bitcoin Distribution

As of the date of this Annual Report on Form 10-K, there were approximately 19 million Bitcoins in circulation. To distribute Bitcoins into circulation and incentivize miners for expending time and computation power to find solutions to encrypted blocks, the Bitcoin network rewards the miner who finds the right hash with Bitcoins.

The number of Bitcoin rewards is reduced by 50% for every 210,000 blocks mined, and given that a block is added to the ledger approximately every 10 minutes (time for the Bitcoin system to mine a new block), the “halving event” takes place roughly once every 4 years until all 21 million Bitcoins have been “unearthed”. Currently, each block mined rewards 6.25 Bitcoins and the next halving is expected to occur on March 2024, at which point each block mined would only reward 3.125 Bitcoins.

Transaction Fees

When a user decides to send Bitcoin to a recipient, the transaction is first broadcasted to a memory pool before being included in a block. Because each block can only contain up to 1 megabyte of transaction information, it is in this memory pool that miners can pick and choose which transactions to bundle into the next block and verify. During periods of heavy network usage, there can oftentimes be more transactions awaiting confirmation than there is space in a block. Consequently, not all attempted transactions will be verified immediately and some transactions can take up to a day or longer to verify.

In such situations where there are more transactions in the memory pool than there is space on the next block, users compete for miners’ computation power by adding fees (“tips”) onto their transactions in the hope that miners would prioritize their transactions. Due to the 1 megabyte limitation, miners tend to favor smaller transactions that are easier to validate. Larger “tips” are required to incentivize miners to mine larger transactions. When the network congestion eases, the miners then turn their focus upon the remaining transactions.

Wallet

Bitcoins are held in Bitcoin wallets, which is a software program for storing Bitcoins. Each wallet is assigned a unique address. When users transact directly, using wallets, or indirectly, through exchanges, Bitcoins are moved from one wallet address to another after the transaction has been verified by miners.

Bitcoin Mining

The term “mining” is used to define a process whereby the blockchain consensus is formed. The Bitcoin consensus process, for example, entails solving complex mathematical problems using custom-designed computers.

However, many more public and private blockchains are being developed with different algorithms or consensus models, which can use different hardware and methods for performing the function of adding blocks to their blockchains.

Hashing

To mine Bitcoin, computers solve difficult mathematical problems to verify transactions in support of the blockchain. As an incentive to expend time, power and other resources to mine Bitcoin, miners are rewarded in Bitcoin and transaction fees. Each computation is a hash, and the speed at which these problems can be solved at is measured in hash rate. Initially, miners used general purpose chips such as Central Processing Units (“CPUs”) and Graphics Processing Units (“GPUs”) to complete calculations.

In recent years, however, ASIC chips have replaced GPUs in order to improve speeds. As miners across the world compete to solve these computations at the fastest hash rate, miners are rewarded in proportion to their processing contribution of the overall network. Due to this dynamic, low-cost energy sources and the most powerful ASIC chips are in high demand and can be difficult to obtain, requiring miners to become more sophisticated and better capitalized to compete in the future.

Energy Price

As computers continuously compute and verify each block of transactions, they require a reliable and large amount of electricity. Given how electricity costs account for a significant proportion of a miner’s operating expenses, having the lowest possible electricity price may provide a company with a significant advantage over its peers.

Cooling

Bitcoin is mined by chips housed in data centers. Due to the amount of energy that computers expend in order to solve complex computations, advanced cooling systems may be needed to prevent the computers from overheating. Some miners achieve this by placing their hardware in cold climate locations or underground. Others resort to traditional air or fan cooling systems. Yet another solution is to submerse computers in non-conductive, cooling liquid.

Mining pools

A “mining pool” is the pooling of resources by miners, which allows miners to combine their processing power over a network, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to the “hashing” capacity each miner contributes to the pool's mining power, used to generate each block. Mining pools emerged partly in response to the growing difficulty and available hashing power that competes to place a block on the bitcoin blockchain. As additional miners competed for the limited supply of blocks, individuals found that they were working for months without finding a block and receiving any reward for their mining efforts.

The mining pool operator provides a service that coordinates the computing power of the independent mining enterprises. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ hashing power, identifies new block rewards, records how much work all the participants are doing, and assigns block rewards for successful algorithm solutions in-proportion to the individual hash rate that each participant contributed to a given successful mining transaction. Pool fees are typically deducted from amounts the pool miners may otherwise earn.

Government Regulation

We will operate in a complex and rapidly evolving regulatory environment and expect to be subject to a wide range of laws and regulations enacted by U.S. federal, state and local governments, governmental agencies and regulatory authorities, including the SEC, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, as well as similar entities in other countries. Other regulatory bodies, governmental or semi-governmental, have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws and further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have been proposed in the U.S. Congress related to our business, which may be adopted and have an impact on us. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors—Risks Related to Regulatory Framework”.

Furthermore, as we may strategically expand our operations into new areas, see “Business—Our Strategy— Retain flexibility in considering strategically adjacent opportunities complimentary to our business model”, we may become subject to additional regulatory requirements.

Intellectual Property

We plan to use specific hardware and software for our cryptocurrency mining operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations. We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we may in the future develop certain proprietary software applications for purposes of our cryptocurrency mining operation.

Employees

As of the date of this Annual Report on Form 10-K, we had ten full-time employees and officers. We believe our employee relations to be good.

Seasonality

The Company’s annual and quarterly operating results have the potential to be significantly affected by seasonality related to weather and the related energy commodity price volatility. The price of electric power typically peaks during the winter and summer months, and more generally during extreme weather events, which can potentially impact the Company’s results. Additionally, extreme weather conditions may impact the efficiency and uptime of our mining operations which will have an impact on operating results.

Additional Information

Cipher Mining Inc. was incorporated as a Delaware corporation in January 2021. Cipher Mining Common Stock and Cipher Mining Warrants began trading on August 30, 2021 on Nasdaq under the ticker symbols “CIFR” and “CIFRW,” respectively.

Our Corporate Website is https://www.ciphermining.com. At our investor relations page, https://investors.ciphermining.com, we make available free of charge a variety of information for investors, including our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10‑K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock or public warrants could decline and you could lose part or all of your investment.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Cipher,” “we,” “us” or “our” refer to Cipher Mining Technologies Inc., prior to the consummation of the Business Combination and to Cipher Mining Inc. and its consolidated subsidiaries following the Business Combination.

Risks Related to Our Business, Industry and Operations

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

Our business and the markets in which we plan to operate are new and rapidly evolving, which makes it difficult to evaluate and assess our future prospects and the risks and challenges that we may encounter. These risks and challenges include, among others, our ability to:

•
implement our business model in a timely manner, in particular our ability to set up our planned cryptocurrency mining facilities in Texas;
•
establish and maintain our commercial and supply partnerships, including our power and hosting arrangements as well as our arrangements for the supply of mining equipment;
•
react to challenges from existing and new competitors;
•
comply with existing and new laws and regulations applicable to our business and in our industry; and
•
anticipate and respond to macroeconomic changes, and industry benchmarks and changes in
•
the markets in which we plan to operate.

Our strategy may not be successful, and we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If the risks and uncertainties that we plan for when building out and operating our business are incorrect or change, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, prospects, financial condition and operating results could be adversely affected.

We will need to raise additional capital, which may not be available on terms acceptable to us, or at all.

We are in the process of an active operational buildout and anticipate that we will need additional capital to implement our initial buildout phase, potentially including the planned buildout of our mining sites in 2022. During the eleven months ended December 31, 2021, we paid approximately $114.9 million as deposits on equipment, primarily for miners, and have significant future commitments related to these deposits, for which we will need additional capital in order to meet these commitments in accordance with the existing contractual terms. For further details, see “Business—Our Planned Cryptocurrency Operations—Operational Buildout Plan” and “—Liquidity and Capital Resources.”

If we are unable to obtain adequate debt or equity financing for our planned buildout, we may be required to delay or change our buildout plan, which may adversely affect our business. From time to time, we may also require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances. Accordingly, we may determine to engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Our ability to obtain additional funds may also be affected by economic uncertainly and any disruptions in credit or capital markets as a result of geopolitical instability, see “—We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.”

Furthermore, if we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and it could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, Bitcoin.

All of our sources of revenue will be dependent on cryptocurrencies and, specifically, Bitcoin and the broader blockchain and Bitcoin mining ecosystem. Due to the highly volatile nature of the cryptocurrency markets and the prices of cryptocurrency assets, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency ecosystem. Bitcoin prices depend on numerous market factors beyond our control and, accordingly, some underlying Bitcoin price assumptions relied on by us may materially change and actual Bitcoin prices may differ materially from those expected. For instance, the introduction of cryptocurrencies backed by central banks, known as “CBDCs,” could significantly reduce the demand for Bitcoin. Due to the highly volatile nature of the price of Bitcoin, our operating results may fluctuate significantly from period to period in accordance with market sentiments and movements in the broader cryptocurrency ecosystem. In particular, our operating results may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

•
market conditions across the broader blockchain ecosystem;
•
investment and trading activities of highly active retail and institutional investors, cryptocurrency users, speculators and miners;
•
financial strength of market participants;
•
developments and innovations in cryptocurrency mining equipment, including ASIC chip designs;
•
changes in consumer preferences and perceived value of digital assets, including due to evolving cryptographic algorithms and emerging trends in the technology securing blockchains;
•
publicity and events relating to the blockchain ecosystem, including public perception of the impact of the blockchain ecosystem on the environment and geopolitical developments;
•
the correlation between the prices of digital assets, including the potential that a crash in one digital asset or widespread defaults on one digital asset exchange or trading venue may cause a crash in the price of other digital assets, or a series of defaults by counterparties on digital asset exchanges or trading venues;
•
fees and speed associated with processing Bitcoin transactions;
•
level of interest rates and inflation;

•
changes in the legislative or regulatory environment, or actions by governments or regulators that impact monetary policies, fiat currency devaluations, trade restrictions, the digital assets industry generally, or mining operations specifically;
•
difficulty obtaining hardware and related installation costs;
•
access to cost-effective sources of electrical power;
•
adverse legal proceedings or regulatory enforcement actions, judgments, settlements or other legal proceeding and enforcement-related costs;
•
increases in operating expenses that we expect to incur to build-up and expand our operations and to remain competitive;
•
system failure or outages, including with respect to our mining hardware, power supply and third-party networks;
•
breaches of security or data privacy;
•
loss of trust in the network due to a latent fault in the Bitcoin network;
•
our ability to attract and retain talent;
•
our ability to hedge risks related to our ownership of digital assets;
•
the introduction of new digital assets, leading to a decreased adoption of Bitcoin; and
•
our ability to compete with our existing and new competitors.

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

As part of our strategy, we plan to set up and begin operations at several sites in the United States. We began deployment of capacity in the first quarter of 2022, with mining operations beginning at one site in February 2022 and with power and infrastructure readiness at two of our other mining sites planned by the end of March 2022. For further details on our planned buildout, see “Business—Our Planned Cryptocurrency Operations—Operational Buildout Plan.” We entered into definitive power and hosting arrangements with Standard Power, WindHQ and Luminant, which intend to cover our sites referenced above. For further details, see “Business—Material Agreements—Power Arrangements and Hosting Arrangements.” Furthermore, although these definitive agreements include provisions allowing us to secure the sites for our data centers, actually securing these sites on terms acceptable to us may not occur within our timing expectations or at all. Securing the sites for our data centers may also be subject to various governmental approvals and require entry into ancillary agreements. Additionally, we may need to secure interconnection agreements as part of securing the sites for our data centers. Our inability to secure the sites for our data centers could adversely impact the anticipated timing of our buildout.

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

We depend on third parties to provide us with certain critical equipment and rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to an ongoing significant shortage and high innovation pace.

In order to build and sustain our operations we will depend on third parties to provide us with ASIC chips and other critical components for our mining equipment, which may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. We believe that the current microchip and semiconductor shortage that the entire industry is experiencing leads to price fluctuations and disruption in the supply of key miner components. Specifically, the ASIC chips have been subject to significant price increases and shortages.

We have limited operating history and cannot order ASIC chips or other equipment or services without advance payments because ASIC chip manufacturers and suppliers typically do not guarantee reserve foundry capacity or supplies without substantial order deposits. While as part of our buildout we have already entered into certain arrangements for supply of miners and other equipment and services (for further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commitments”), we cannot guarantee that we or our counterparties, under these or any other future arrangements, will be able to timely place or fulfill our purchase orders to ensure sufficient supply of the required equipment at prices acceptable to us or at all. Additionally, the market for ASIC chip production is continuously undergoing active developments and high pace of innovation. For example, in February 2022, it was reported that Intel is developing a new ASIC chip designed for ultra-low-voltage and energy-efficient Bitcoin mining. Some of our competitors may enter into supply arrangements for mining equipment, which may have greater capabilities or lower costs compared to ours, which could substantially harm our competitive position and results of operations.

Furthermore, while we generally expect to fund our buildout, including our purchases of ASIC chips and other equipment and services, with the funds received in connection with the Business Combination, we anticipate that we will need additional capital to implement our buildout, see “—We will need to raise additional capital, which may not be available on terms acceptable to us, or at all.” Thus, there is a risk that we will not be able to progress our buildout as planned.

Our ability to source ASIC chips and other critical components in a timely matter and at an acceptable price and quality level is critical to our operational buildout timeline and the development under our current business model. See “Business—Bitcoin Mining Technology—ASIC chips”. We will be exposed to the risk of disruptions or other failures in the overall global supply chain for cryptocurrency hardware. This is particularly relevant to the ASIC chip production since there is only a small number of fabrication facilities capable of such production, which increases our risk exposure to manufacturing disruptions or other supply chain failures. For further details see “—We are exposed to risks related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.”

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

If we fail to timely complete the planned construction of our sites and commence operations, it could have a material adverse effect on our business.

We began deployment of capacity in the first quarter of 2022, with mining production beginning at one site in February 2022 and power and infrastructure readiness at two of our other planned cryptocurrency mining sites planned by the end of March 2022. For further details, see “Business—Our Planned Cryptocurrency Operations—Operational Buildout Plan”. We cannot give assurances that the construction at any of our planned sites will be completed as scheduled, without cost overrun or at all. Given current lead times for new mining hardware and certain equipment, we need to commit to purchasing mining machines and equipment in advance of a site becoming fully operational, and we may not have the power capacity or finalized infrastructure to support these mining machines. A failure or material delay in our ability to develop and operate the sites in accordance with, or in excess of, expectations could have a material adverse effect on our business, prospects, financial condition and operating results. Even if the construction is completed on a timely basis, we cannot give assurances that the full commercial operations will begin as we expected due to delays in receipt and installation of mining machines or otherwise.

Delays or disruptions in the development or operation of our Texas sites could also materially and adversely affect our business, results of operations and financial condition.

We currently expect to have a concentration of sites in Texas. As part of our strategy, we expect beginning deployment of capacity, with power and infrastructure readiness across four sites in Texas in the first three quarters of 2022, deploying approximately 264MW of capacity there. Thus, we expect to be particularly exposed to changes in market conditions and natural disasters in this state. Texas, through its regulatory and economic incentives, has encouraged cryptocurrency mining companies, like ours, to locate their operations in the state. As such, we may face increased competition in Texas for suitable mining sites and skilled workers. If we experience delays in construction or commencement of mining operations, supply chain disruptions (such as the global microchip and semiconductor shortage), increased costs of component parts or raw materials, increased costs or lack of skilled labor or disputes with our third party contractors or service providers, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, or even fully or partially ban mining operations.

Mining Bitcoin requires large amounts of electrical power, and electricity costs are expected to account for a significant portion of our overall costs. The availability and cost of electricity will restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we plan to operate may negatively impact the viability and the expected economic return for Bitcoin mining activities in that location.

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

We entered into separate definitive power and hosting arrangements with Standard Power, WindHQ and Luminant, which intend to cover at least four sites where we expect to begin our buildout. For further details, see “Business—Material Agreements—Power Arrangements and Hosting Arrangements”. If our counterparties fail to perform their obligations under these agreements, we may be forced to look for alternative power providers. There is no assurance that we will be able to find such alternative suppliers on acceptable terms in a timely manner or at all. See also “—We are exposed to risk of nonperformance by counterparties, including our counterparties under our power and hosting arrangements.”

Furthermore, there may be significant competition for suitable sites. Government regulators, including local permitting officials, may also potentially restrict our ability to set up cryptocurrency mining operations in certain locations. They can also restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision of electricity to mining operations. For example, in 2018, the board of commissioners of Chelan County Public Utility District in Washington voted to stop reviewing applications for mining facilities following a review of the impact of existing operations. While we are not aware of the existence of any such restrictions in our planned mining locations, new ordinances and other regulations at the federal, state and local levels can be introduced at any time. Specifically, those can be triggered by certain adverse weather conditions or natural disasters, see “—We will be vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.”

Furthermore, as cryptocurrency mining becomes more widespread, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption significantly increases. The consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for Bitcoin mining activities or create a negative consumer sentiment and perception of Bitcoin, specifically, or cryptocurrencies, generally. This, in turn, could lead to governmental measures restricting or prohibiting cryptocurrency mining or the use of electricity for Bitcoin mining activities. Any such development in the jurisdictions where we plan to operate could increase our compliance burdens and have a material adverse effect on our business, prospects, financial condition, and operating results. Government regulators in other countries may also ban or substantially limit their local cryptocurrency mining activities, which could have a material effect on our supply chains for mining equipment or services and the price of Bitcoin. For example, on September 24, 2021, the Chinese government declared that all digital currency-related business activities are illegal, effectively banning mining and trading in cryptocurrencies, such as Bitcoin. We believe that this development increases our domestic competition as many of those cryptocurrency miners or new entrants in this market are moving, or consider moving, their cryptocurrency mining operations or establishing new operations in the United States. For further details on our competition, see “—We will operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.”

Additionally, our mining operations could be materially adversely affected by power outages and similar disruptions. Given the power requirements for our mining equipment, it would not be feasible to run this equipment on back-up power generators in the event of a government restriction on electricity or a power outage. Under some of our power arrangements, our power supply could be automatically reduced or curtailed by the market regulators or grid operators in cases of certain system disruptions or emergencies. If we are unable to receive adequate power supply and are forced to reduce or shut down our operations due to the availability or cost of electrical power, it would have a material adverse effect on our business, prospects, financial condition, and operating results.

We may be affected by price fluctuations in the wholesale and retail power markets.

While the majority our power and hosting arrangements contain fixed power prices, some also contain certain price adjustment mechanisms in case of certain events. Furthermore, a portion of our power and hosting arrangements includes merchant power prices, or power prices reflecting market movements.

Market prices for power, generation capacity and ancillary services, are unpredictable. Over the past year, the market prices for power have generally been increasing, driven in part by the price increases in various commodities, including natural gas. Depending upon the effectiveness of any price risk management activity undertaken by us, an increase in market prices for power, generation capacity, and ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:

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

We will be vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.

Our business will be subject to the risks of severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, any of which could result in system failures, power supply disruptions and other interruptions that could harm our business. We expect that a substantial portion of our business and operations will be located in Texas, thus we will be particularly vulnerable to disruptions affecting that state.

For example, in February 2021, Texas was hit with a major winter storm, which triggered power outages across the state for several days and left millions of homes, offices and factories without power. Future power outages may disrupt our business operations and adversely affect our results of operations. Furthermore, the grid damages that occurred in Texas could potentially lead to delays and increased prices in our procurement of certain equipment essential to our operations, such as switch gears, cables and transformers. This could adversely impact our anticipated buildout timing.

While the majority of our power and hosting arrangements contain fixed power prices, some portion of our power arrangements have merchant power prices, or power prices reflecting the market movements. In an event of a major power outage, such as the abovementioned power outage in Texas, the merchant power prices could be too high to make Bitcoin mining profitable. Furthermore, even the fixed-price power arrangements would still depend upon prevailing market prices to some degree. To extent the power prices increase significantly as result of severe weather conditions, natural disasters or any other causes, resulting in contract prices for power being significantly lower than current market prices, the counterparties under our power and hosting arrangements may refuse to supply power to us during that period of fluctuating prices, see “—We are exposed to risk of nonperformance by counterparties, including our counterparties under our power and hosting arrangements.”

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

We are exposed to risk of nonperformance by counterparties, whether contractual or otherwise. Risk of nonperformance includes inability or refusal of a counterparty to perform because of a counterparty’s financial condition and liquidity or for any other reason. For example, our counterparties under our power and hosting arrangements may be unable to deliver the required amount of power at the required time for a variety of technical or economic reasons. For example, in the past, we have experienced certain power availability postponements due to infrastructure supply delays. For further details, see “Business—Material Agreements—Power Arrangements and Hosting Arrangements”. Furthermore, there is a risk that during a period of power price fluctuations or prolonged or sharp power price increases on the market, our counterparties may find it economically preferable to refuse to supply power to us, despite the contractual arrangements. Any significant nonperformance by counterparties, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Our mining operations can only be successful and ultimately profitable if the costs associated with Bitcoin mining, including hardware costs, are lower than the price of Bitcoin itself. In the course of the normal operation of our cryptocurrency mining facilities, our miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. Declines in the condition of our miners and other hardware will require us, over time, to repair or replace those miners. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Any upgrading process may require substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Our business will be subject to limitations inherent within the supply chain of certain of our components, including competitive, governmental, and legal limitations, and other events. For example, we expect that we will significantly rely on foreign imports to obtain certain equipment and materials. We anticipate that a large part of cryptocurrency miners for our operations will be imported from Malaysia and other parts of equipment and materials, including ASIC chips, will be manufactured in, and imported from, South Korea or Taiwan. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect our necessary supply chains. See also, “—We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.” Our third-party manufacturers, suppliers and subcontractors may also experience disruptions by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions, such as those that were triggered by the COVID-19 pandemic, for example. Depending on the magnitude of such effects on our supply chain, shipments of parts for our miners, or any new miners that we order, may be delayed or costs could increase.

Furthermore, the global supply chain for cryptocurrency miners is presently heavily dependent on China, where numerous cryptocurrency mining equipment suppliers are located. In the wake of the COVID-19 pandemic, the industry experienced some significant supply disruptions from China. In the recent years, the Chinese government has also been actively advancing a crackdown on Bitcoin mining and trading in China. Specifically, in September 2021, the Chinese government declared that all digital currency-related business activities are illegal, effectively banning mining and trading in cryptocurrencies, such as Bitcoin. Most Bitcoin miners in China were taken offline. While the supply of cryptocurrency hardware from China has not yet been banned, China has in the past limited the shipment of products in and out of its borders and there is a risk that further regulation or government action, on the national or local level in China, could lead to significant disruptions in the supply chain for cryptocurrency hardware. Overall, we cannot anticipate all the ways in which this regulatory action and any additional restrictions could adversely impact our industry and business. If further regulation or government action follows, for example, in the form of prohibition on production or exports of the mining equipment, it is possible that our industry may be severely affected. Should any disruptions to the China-based global supply chain for cryptocurrency hardware occur, such as, for example, as result of worsening of the U.S. trade relations with China, including imposition of new tariffs, trade barriers and bilateral trade frictions, we may not be able to obtain adequate equipment from the manufacturer on a timely basis. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

The properties in our mining network may experience damages, including damages that are not covered by insurance.

Our planned mining operations in Texas, and any other future sites we establish, will be subject to a variety of risks relating to physical condition and operation, including:

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

Additionally, our mining operations could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. For further details on our reliance on the power generating capacity, see “—Bitcoin mining activities are energy intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.” Our insurance is anticipated to cover the replacement costs of any lost or damaged miners, but will not cover any interruption of our mining activities. Our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines.

We are recently formed and our success and future growth will, to a significant degree, depend on the skills and services of our management. Our loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.

We have a limited operating history, and our success and future growth will to a significant degree depend on the skills and services of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Operating Officer, Chief Construction Officer and our Deputy General Counsel / Corporate Secretary. We will need to continue to grow our management in order to alleviate pressure on our existing team and in order to set up and develop our business. If our management, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be significantly harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

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

Furthermore, from time to time, we may modify aspects of our business model or engage in various strategic initiatives, which may be complimentary to our mining operations in the United States. For further information on our strategy, see “Business—Our Strategy—Retain flexibility in considering strategically adjacent opportunities complimentary to our business model”. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business, damage our reputation and limit our growth. Additionally, any such changes to our business model or strategy could cause us to become subject to additional regulatory scrutiny and a number of additional requirements, including licensing and permit requirements. All of the abovementioned factors may impose additional compliance costs on our business and higher expectations from regulators regarding risk management, planning, governance and other aspects of our operations.

Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector and we may fail to capitalize on certain important business and market opportunities. Such circumstances could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may experience difficulties in effectively managing our buildout and, subsequently, managing our growth and expanding our operations.

We expect to experience significant growth in the scope of our operations. Our ability to manage our buildout will require us to build upon and to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Additionally, rapid growth in our business may place a strain on our managerial, operational and financial resources and systems. We may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business, prospects, financial condition and operating results could be adversely affected.

Our business is subject to the impact of global market, economic and political conditions that are beyond our control and that could significantly impact our business and make our financial results more volatile.

We plan to source our mining equipment and the components for its production primarily from Asia, particularly Malaysia, South Korea and Taiwan. Our third-party manufacturers, suppliers and contractors, on the other hand, may rely on supplies of raw materials for the production of such components and equipment from various other markets, including Eastern Europe and other markets. Accordingly, our business and results of operations are subject to risks associated with instability in a specific country’s or region’s political or economic conditions, including:

•
economic conditions in Europe and Asia, and political conditions in Eastern Europe, Asia, the Trans-Pacific region and other emerging markets;
•
trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•
political, financial market or economic instability relating to epidemics or pandemics, including the ongoing COVID-19 pandemic (for further discussion of the risks presented by the ongoing COVID-19 pandemic, see “—The global COVID-19 pandemic and the disruption caused by various countermeasures to reduce its spread, could adversely affect our business, prospects, financial condition, and operating results.”);
•
uncertainties related to any geopolitical, economic and regulatory effects or changes due to recent or upcoming domestic and international elections;
•
the imposition of governmental economic sanctions on countries;
•
potentially negative consequences from changes in tax laws or tax examinations;
•
potential difficulty of enforcing agreements through some foreign legal systems;
•
differing and, in some cases, more stringent labor regulations;
•
potentially negative consequences from fluctuations in foreign currency exchange rates;
•
partial or total expropriation; and
•
differing protection of intellectual property.

Our failure to successfully manage our geographically diverse supply chain could impair our ability to react quickly to changing business and market conditions. Our future success will depend, in large part, on our ability to anticipate and effectively manage these and other risks. Any of these factors could, however, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for some of our mining equipment components. Our operations would be particularly vulnerable to potential interruptions in the supply of certain critical materials and metals, such as neon gas and palladium, which are used in semiconductor manufacturing. Any interruption to semiconductor chip supply could significantly impact our ability to receive the mining equipment and timely roll-out of our operations. Furthermore, any potential increase in geopolitical tensions in Asia, particularly in the Taiwan Strait, could also significantly disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. The world’s largest semiconductor chip manufacturer is located in Taiwan and a large part of equipment and materials for our cryptocurrency miners, including ASIC chips, is manufactured in, and imported from, Taiwan. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our company. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

The global COVID-19 pandemic and the disruption caused by various countermeasures to reduce its spread, could adversely affect our business, prospects, financial condition, and operating results.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the outbreak and global spread of the novel coronavirus disease (“COVID-19”). The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments of more than 80 countries across the world, including the United States, introduced measures aimed at preventing the spread of COVID-19, including, amongst others, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, quarantines and the imposition of both local and more widespread “work from home” measures. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as result of the COVID-19 pandemic or otherwise, could result in a variety of risks to our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

We may experience disruptions to our business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of our employees or our counterparties to perform their jobs. We may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, we had to temporarily shut down the construction at our Alborz site in response to employees being impacted by COVID-19. The temporary shut down was less than a week, and we resumed the construction at the site immediately after. If we are unable to effectively set up and service our miners, our ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect our business, prospects, financial condition, and operating results.

We will operate in a highly competitive industry and we compete against companies that operate in less regulated environments as well as companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.

The cryptocurrency ecosystem is highly innovative, rapidly evolving, and characterized by competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. In the future, we expect competition to further intensify with existing and new competitors, within and outside the United States, which may have various advantages over us, such as:

•
greater mining capabilities;

•
more timely introduction or adoption of new technologies;
•
preferred relationships with suppliers of mining machines and other equipment;
•
access to more competitively priced power;
•
greater financial resources to make acquisitions;
•
lower labor, compliance, risk mitigation and research and development costs;
•
larger and more mature intellectual property portfolios;
•
greater number of applicable licenses or similar authorizations;
•
established core business models outside of the mining or trading of digital assets, allowing them to operate on lesser margins or at a loss;
•
operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and
•
substantially greater financial, technical and other resources.

Furthermore, regulatory actions, as well as any other political developments in the regions with active cryptocurrency trading or mining, may increase our domestic competition as some of those cryptocurrency miners or new entrants in this market may move their cryptocurrency mining operations or establishing new operations in the United States. See also “—The impact of geopolitical and economic events on the supply and demand for cryptocurrencies is uncertain.” We may not be able to compete successfully against present or future competitors. We may not have the resources to compete with larger providers of similar services and, consequently, may experience great difficulties in expanding and improving our operations to remain competitive. For details on our current competitive landscape, see “Business—Competition.”

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

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin and adversely affect our business.

Our business strategy is substantially dependent on the market price of Bitcoin. As of the date of this Annual Report on Form 10-K, Bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, there are more than 13,400 alternative digital assets tracked by CoinMarketCap.com.

Many entities, including consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms or digital currencies that do not use proof-of-work mining like the Bitcoin network. Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments from Russia to the European Union have been discussing potential creation of new digital currencies. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, Bitcoin and other cryptocurrencies as a medium of exchange or store of value. As a result, the value of Bitcoin could decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

To finance any acquisitions or joint ventures, we may choose to issue shares of common stock, preferred stock, debt or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing stockholders or provide rights to such preferred stock holders in priority over our common stock holders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using stock as consideration.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results and financial condition may be adversely affected.

We anticipate that our brand and reputation, particularly in the cryptocurrency ecosystem, will be an important factor in success and development of our business. As part of our strategy, we will seek to structure our relationships with equipment and service providers, our power suppliers and other potential partners as long-term partnerships, see “Business—Our Strategy—Position ourselves as a leader on the global cost curve and maintain strong relationships with our industry partners.” Thus, maintaining, protecting, and enhancing our reputation is also important to our development plans and relationships with our power suppliers, equipment and service providers and other counterparties.

Furthermore, we believe that the importance of our brand and reputation may increase as competition further intensifies. Our brand and reputation could be harmed if we fail to perform under our agreements or if our public image were to be tarnished by negative publicity, unexpected events or actions by third parties. Furthermore, Bitfury Top HoldCo is our controlling shareholder, if any member of the Bitfury Group is subject to negative news or extensive publicity, this, even if untrue, may cause our counterparties to lose confidence in us. Any unfavorable publicity about us, including our technology, our personnel, our controlling shareholder or Bitcoin and cryptoassets generally could have an adverse effect on the engagement of our partners and suppliers and may result in our failure to maintain or expand our business and successfully execute our business model.

Failure to keep up with evolving trends and shareholder expectations relating to ESG businesses or reporting could adversely impact our reputation, share price and access to and cost of capital.

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial markets participants have become increasingly focused on companies’ ESG practices in evaluating their investments and business relationships, including the impact of Bitcoin mining operations on the environment. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are currently no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about, or ratings or assessments of, our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital.

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

If we are unable to protect the confidentiality of our trade secrets or other intellectual property rights, our business and competitive position could be harmed.

Our ability to conduct our business in a profitable manner relies in part on our proprietary methods and designs, which we primarily protect as trade secrets. We rely upon trade secret and other intellectual property laws, physical and technological security measures and contractual commitments to protect our trade secrets and other intellectual property rights, including entering into non-disclosure agreements with employees, consultants and third parties with access to our trade secrets. However, such measures may not provide adequate protection and the value of our trade secrets could be lost through misappropriation or breach of our confidentiality agreements. For example, an employee with authorized access may misappropriate our trade secrets and provide them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully, because enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. Thus, if any of our trade secrets were to be disclosed or misappropriated, our competitive position could be harmed. In addition to the risk of misappropriation and unauthorized disclosure, our competitors may develop similar or better methods independently in a manner that could prevent legal recourse by us, which could result in costly process redesign efforts or other competitive harm. Furthermore, any of our intellectual property rights could be challenged, invalidated, circumvented, infringed, diluted, disclosed or misappropriated and adequate legal recourse may be unavailable. Thus, there can be no assurance that our trade secrets or other intellectual property rights will be sufficient to protect against competitors operating their business in a manner that is substantially similar to us.

Third parties may claim that we are infringing upon, misappropriating or otherwise violating their intellectual property rights, which may prevent or inhibit our operations and cause us to suffer significant litigation expense even if these claims have no merit.

Our commercial success depends on our ability to operate without undue cost and distraction of claims that we are infringing the intellectual property rights of third parties. However, third parties may own patents (or have pending patent applications that later result in patents) that our operations may infringe. In addition, third parties may purchase patents for the purpose of asserting claims of infringement and attempting to extract license fees via settlements from us. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Further, because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that its operations infringe.

Finally, third parties could accuse us of misappropriating their trade secrets. Any claims of patent infringement or trade secret misappropriation, even claims without merit, could be costly and time-consuming to defend and could require us to divert resources away from operations. In addition, if any third party has a meritorious or successful claim that we are infringing their intellectual property, we may be forced to redesign our operations or secure a license from such third parties, which may be costly or impractical. We also may be subject to significant damages or injunctions that may cause a material adverse effect to our business and operations, if we cannot license or develop an alternative for any infringing aspect of its business, and may result in a material loss in revenue, which could adversely affect the trading price of our shares and harm our investors.

We and our third-party service providers, including mining pool service providers, may fail to adequately secure or maintain the confidentiality, integrity or availability of the data we hold or detect any related threats, which could disrupt our normal business operations and our financial performance and adversely affect our business.

Our business operations and reputation depend on our ability to maintain the confidentiality, integrity and availability of data, digital assets and systems related to our business, customers, proprietary technologies, processes and intellectual property. We and our business and commercial partners, such as mining pools and other third parties with which we interact, rely extensively on third-party service providers’ information technology (“IT”) systems, including renewable energy infrastructure, cloud-based systems and on-premises servers (i.e., data centers), to record and process transactions and manage our operations, among other matters.

We and our third-party service providers, partners and collaborators, may in the future experience failures of, or disruptions to, IT systems and may be subject to attempted and successful security breaches or data security incidents. Security breaches or data security incidents experienced by us or our third-party service providers, manufacturers, joint collaborators, or other business or commercial partners, can vary in scope and intent from economically-driven attacks to malicious attacks targeting our key operating systems with the intent to disrupt, disable or otherwise cripple our operations. This can include any combination of phishing attacks, malware, ransomware attacks, insider threats or viruses targeted at our key systems and IT systems as well as those of our third-party service providers. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target, and we may not be able to implement adequate preventative measures. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means. A successful security breach or security incident may target us directly, or indirectly target or impact us through our third-party service providers, manufacturers, joint collaborators, or other business or commercial partners. A security breach or other security incident at a third-party service provider’s location or ours, or within a third-party service provider’s systems or ours, could affect our control over personal or confidential information or negatively impact our operations and ability to earn revenue.

The inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information and proprietary information, may adversely affect our business or our reputation and could have a material adverse effect on our financial condition. In addition, undiscovered vulnerabilities in our equipment or services could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our equipment services and business. In the case of such a security breach, security incident or other IT failure, we may suffer damage to our key systems and experience (i) interruption in our services, (ii) loss of ability to control or operate our equipment; (iii) misappropriation of personal data and (iv) loss of critical data that could interrupt our operations, which may adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business. A security breach may also trigger mandatory data breach notification obligations under applicable privacy and data protection laws, which, if applicable, could lead to widespread negative publicity and a loss in confidence regarding the effectiveness of our data security measures. Furthermore, mitigating the risk of future attacks or IT systems failures have resulted, and could in the future result, in additional operating and capital costs in systems technology, personnel, monitoring and other investments. In addition, insurers are currently reluctant to provide cybersecurity insurance for digital assets and cryptocurrency assets and we do not currently hold cybersecurity insurance, therefore, in the event of any such actual or potential incidents, our costs and resources devoted and any impacted assets may not be partially or fully recoverable. Most of our sensitive and valuable data, including digital assets, are stored with third-party custodians and service providers. Therefore, we rely on the digital asset community to optimize and protect sensitive and valuable data, confidential information and identify vulnerabilities. There can be no guarantee that these measures and the work of the digital asset developer community will identify all vulnerabilities, errors and defects, or will identify and resolve all vulnerabilities, errors and defects, prior to a malicious actor being able to utilize them. Any actual or perceived data security breach at any of those third-party custodians and service providers could lead to theft or irretrievable loss of our fiat currencies or digital assets, which may or may not be covered by insurance maintained by us or our third-party custodians or service providers.

Risks Related to Regulatory Framework

Regulatory changes or actions may restrict the use of Bitcoin in a manner that adversely affects our business, prospects or operations.

Bitcoin and other forms of digital assets have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. Bitcoin and other digital assets are viewed differently by different regulatory and standards setting organizations globally as well as in the United States on the federal and state levels. For example, the Financial Action Task Force (“FATF”) and the U.S. Internal Revenue Service (“IRS”) consider a digital asset as currency or an asset or property. Further, the IRS applies general tax principles that apply to property transactions to transactions involving virtual currency. The U.S. Commodity Futures Trading Commission (“CTFC”) classifies Bitcoin as a commodity. The SEC has also publicly stated that it considers Bitcoin to be a commodity, but that some digital assets should be categorized as securities. How a digital asset is characterized by a regulator impacts the rules that apply to activities related to that digital asset.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently. Certain governments have deemed digital assets illegal or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in Bitcoin and other digital assets for consumer transactions and barring banking institutions from accepting deposits of digital assets. Other nations, however, allow digital assets to be used and traded without restriction. In some jurisdictions, such as in the U.S., digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on Bitcoin, for example banning its use, regulating its operation, or otherwise changing its regulatory treatment. Such changes may introduce a cost of compliance, or have a material impact on our business model, and therefore our financial performance and shareholder returns. If the use of Bitcoin is made illegal in jurisdictions where Bitcoin is currently traded in heavy volumes, the available market for Bitcoin may contract. For example, on September 24, 2021, the People’s Bank of China announced that all activities involving digital assets in mainland China are illegal, which corresponded with a significant decrease in the price of Bitcoin. If another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of Bitcoin. As a result, the markets and opportunities discussed in this prospectus may not reflect the markets and opportunities available to us in the future.

Digital asset trading platforms may also be subject to increased regulation and there is a risk that increased compliance costs are passed through to users, including us, as we exchange Bitcoin earned through our mining activities. There is a risk that a lack of stability in the Bitcoin exchange market and the closure or temporary shutdown of Bitcoin exchanges due to fraud, business failure, hackers or malware, or government-mandated restrictions may reduce confidence in the Bitcoin network and result in greater volatility in or suppression of Bitcoin’s value and consequently have an adverse impact on our operations and financial performance.

In the U.S., the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CTFC, the SEC, the Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market. Increasing regulation and regulatory scrutiny may result in new costs for us and our management may have to devote increased time and attention to regulatory matters or change aspects of our business. Increased regulation may also result in limitations on the use cases of Bitcoin. In addition, regulatory developments may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act (“BSA”), we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records. See also “—If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost- prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.”

Furthermore, in the future, foreign governments may decide to subsidize or in some other way support certain large-scale Bitcoin mining projects, thus adding hashrate to the overall network. Such circumstances could have a material adverse effect on the amount of Bitcoin that we may be able to mine as well as the value of Bitcoin and, consequently, our business, prospects, financial condition and operating results.

We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and materially and adversely impact our business. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business model at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we plan to hold or expect to acquire for our own account.

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

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost- prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and results of operations.

Cryptocurrencies are treated as “money” by FinCEN, and businesses engaged in the transfer of money or other payments services are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. While FinCEN has issued guidance that cryptocurrency mining, without engagement in other activities, does not require registration and licensure with FinCEN, this could be subject to change as FinCEN and other regulatory agencies continue their scrutiny of the Bitcoin network and digital assets generally. To the extent that our business activities cause us to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities would cause us to be deemed a “money transmitter” or equivalent designation under state law in any state in which we may operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, including implementing a know-your-counterparty program and transaction monitoring, maintenance of certain records and other operational requirements.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses. Furthermore, we may not be capable of complying with certain federal or state regulatory obligations applicable to “money services businesses” and “money transmitters”, such as monitoring transactions and blocking transactions, because of the nature of the Bitcoin blockchain. If it is deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate.

The application of the Commodity Exchange Act and the regulations promulgated thereunder by the U.S. Commodity Futures Trading Commission to our business is unclear and is subject to change in a manner that is difficult to predict. To the extent we are deemed to be or subsequently become subject to regulation by the U.S. Commodity Futures Trading Commission in connection with our business activities, we may incur additional regulatory obligations and compliance costs, which may be significant.

The CFTC has stated, and judicial decisions involving CFTC enforcement actions have confirmed, that Bitcoin and other digital assets fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936, as amended (the “CEA”), and the regulations promulgated by the CFTC thereunder (“CFTC Rules”). As a result, the CFTC has general enforcement authority to police against manipulation and fraud in the spot markets for Bitcoin and other digital assets. From time to time, manipulation, fraud and other forms of improper trading by other participants involved in the markets for Bitcoin and other digital assets have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies and civil litigation. Such investigations, inquiries, enforcement actions and litigation may cause negative publicity for Bitcoin and other digital assets, which could adversely impact mining profitability.

In addition to the CFTC’s general enforcement authority to police against manipulation and fraud in spot markets for Bitcoin and other digital assets, the CFTC has regulatory and supervisory authority with respect to commodity futures, options, and/or swaps (“Commodity Interests”) and certain transactions in commodities offered to retail purchasers on a leveraged, margined, or financed basis. Although we do not currently engage in such transactions, changes in our activities, the CEA, CFTC Rules, or the interpretations and guidance of the CFTC may subject us to additional regulatory requirements, licenses and approvals which could result in significant increased compliance and operational costs.

Furthermore, trusts, syndicates and other collective investment vehicles operated for the purpose of trading in Commodity Interests may be subject to regulation and oversight by the CFTC and the National Futures Association (“NFA”) as “commodity pools”. If our mining activities or transactions in Bitcoin and other digital assets were deemed by the CFTC to involve Commodity Interests and the operation of a commodity pool for the Company’s shareholders, we could be subject to regulation as a commodity pool operator and required to register as such. Such additional registrations may result in increased expenses, thereby materially and adversely impacting an investment in our ordinary shares. If we determine it is not practicable to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our business.

While we are not aware of any provision of the CEA or CFTC rules currently applicable to the mining of Bitcoin and other digital assets, this is subject to change. We cannot be certain how future changes in legislation, regulatory developments, or changes in CFTC interpretations and policy may impact the treatment of digital assets and the mining of digital assets. Any resulting requirements that apply to or relate to our mining activities or our transactions in Bitcoin and digital assets may cause us to incur additional extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in our ordinary shares.

Bitcoin’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize Bitcoin, we may be subject to regulatory scrutiny, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition. Furthermore, a determination that Bitcoin is a “security” may adversely affect the value of Bitcoin and our business.

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.

Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin and Ethereum (as currently offered and sold) are securities under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of the date of this prospectus, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, Bitcoin and Ethereum are the only digital assets which senior officials at the SEC have publicly stated are unlikely to be considered securities. With respect to all other digital assets, there is no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset could be deemed a security under applicable laws.

Any enforcement action by the SEC or any international or state securities regulator asserting that Bitcoin is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as our business. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States and elsewhere through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars and other currencies.

The regulatory and legislative developments related to climate change may materially adversely affect our brand, reputation, business, results of operations and financial position.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the increasing focus on climate change and its potential impact, including from governmental bodies, interest groups and stakeholders. For example, the Paris Agreement became effective in November 2016, and signatories are required to submit their most recent emissions goals in the form of nationally determined contributions.

Despite our sustainability objectives, including our target of carbon neutrality in mining operations by 2023, given the very significant amount of electrical power required to operate Bitcoin mining machines, as well as the environmental impact of mining for the rare earth metals used in the production of mining servers, the Bitcoin mining industry may become a target for future environmental and energy regulations.

Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, costs to purchase renewable energy credits or allowances, and other costs to comply with such regulations. Specifically, imposition of a tax or other regulatory fee in a jurisdiction where we operate or on electricity that we purchase could result in substantially higher energy costs, and due to the significant amount of electrical power required to operate Bitcoin mining machines, could in turn put our facilities at a competitive disadvantage. Any future climate change regulations could also negatively affect our ability to compete with companies situated in areas not subject to such limitations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increasing awareness of climate change and any negative publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could have a material adverse effect on our financial position, prospects, results of operations and cash flows.

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

Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Some media reports have suggested that persons have, in the past, imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments from Russia to the European Union have been discussing potential creation of new digital currencies. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, Bitcoin and other cryptocurrencies as a medium of exchange or store of value. As a result, the value of Bitcoin could decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Even if we retain our own Bitcoin, the price of Bitcoin can be adversely affected by hacking incidents. There is a risk that some or all of our Bitcoin assets and any other cryptocurrencies we may potentially acquire or hold in the future could be lost or stolen. Hackers or malicious actors may launch attacks to steal or compromise cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Cryptocurrency transactions and accounts are not insured by any type of government program and cryptocurrency transactions generally are permanent by design of the networks. Certain features of cryptocurrency networks, such as decentralization, the open source protocols, and the reliance on peer-to-peer connectivity, may increase the risk of fraud or cyber-attack by potentially reducing the likelihood of a coordinated response.

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

There is no registry showing which individuals or entities own Bitcoin or the quantity of Bitcoin that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early Bitcoin adopters hold a significant proportion of the Bitcoin that has been created to date. There are no regulations in place that would prevent a large holder of Bitcoin from selling the Bitcoin it holds. To the extent such large holders of Bitcoin engage in large-scale sales or distributions, either on non-market terms or in the ordinary course, it could negatively affect the cryptocurrency market and result in a reduction in the price of Bitcoin. This, in turn, could materially and adversely affect the price of our stock, our business, prospects, financial condition, and operating results.

The open-source structure of the Bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol.

The Bitcoin network operates based on an open-source protocol, not represented by an official organization or authority. Instead it is maintained by a small group of core contributors, largely on the Bitcoin Core project on GitHub.com. These individuals can propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums.

As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current lead maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner.

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

If a fork occurs on a digital asset network which we hold or are mining, such as Bitcoin, it may have a negative effect on the value of the digital asset and could have a material adverse effect on our business, prospects, financial condition, and operating results.

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
•
the maintenance and development of the open-source software protocol of the Bitcoin network and other digital asset block-chains;
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

Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. In this respect, Bitcoin may be particularly affected as it relies on the “proof of work” validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as “sharding”, which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block. For example, the Ethereum network is in the process of implementing software upgrades and other changes to its protocol, which are intended to create a new iteration of the Ethereum network that changes its consensus mechanism from “proof-of-work” to “proof-of-stake” and incorporate the use of “sharding”. This version aims to address: a clogged network that can only handle limited number of transactions per second and the large consumption of energy that comes with the “proof-of-work” mechanism. This new upgrade is envisioned to be more scalable, secure, and sustainable, although it remains unclear whether and how it may ultimately be implemented.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all cryptocurrencies. If the Bitcoin network is unable to introduce similar changes to address scaling issues, the price of Bitcoin may decrease as users seek alternative networks. There is also a risk that any mechanisms of increasing the scale of cryptocurrency settlement, such as the ongoing upgrades as part of Ethereum 2.0, may significantly alter the competitive dynamics in the cryptocurrency market and may adversely affect the value of Bitcoin and the price of our common stock. Alternatively, if Bitcoin does make changes to its protocol to address scaling issues, these changes may render our business model obsolete. See “—Risks Related to Cryptocurrency Mining—There is a possibility of cryptocurrency mining algorithms transitioning to “proof of stake” validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business.” Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Geopolitical crises may motivate large-scale purchases or sales of Bitcoin and other cryptocurrencies, which could increase the price of Bitcoin and other cryptocurrencies rapidly. Any significant sharp rise in demand for cryptocurrencies may increase the likelihood of a subsequent price decrease and fluctuations as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and our investors.

Furthermore, any potential political, legal and economic instability in the regions with active cryptocurrency trading or mining, may lead to disruptions in cryptocurrency trading or mining activity and have a destabilizing effect on the prices of Bitcoin or other cryptocurrencies. For example, in early January 2022, amid political protests in Kazakhstan, the local government ordered a temporary shut down of internet service, which took an estimated 15% of the world’s Bitcoin miners offline. This, in turn, may have contributed to a decline in the price of the Bitcoin from USD46,055 on January 3, 2022 to USD41,908 on January 7, 2022. Any potential political, legal and economic instability could also increase our domestic competition. See “—We will operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.”

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
•
informal governance led by Bitcoin’s core developers that lead to revisions to the underlying source code or inactions that prevent network scaling, and which evolve over time largely based on self- determined participation, which may result in new changes or updates that affect their speed, security, usability, or value;
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

Our historical financial statements, including those for the eleven months ended December 31, 2021 or for the period from January 7, 2021 (inception) to January 31, 2021, do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of Bitcoin.

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

Furthermore, as the number of Bitcoin remaining to be mined decreases, the processing power required to record new blocks on the blockchain may increase. Eventually the processing power required to add a block to the blockchain may exceed the value of the reward for adding a block. Additionally, at some point, there will be no new Bitcoin to mine. Once the processing power required to add a block to the blockchain exceeds the value of the reward for adding a block, we may focus on other strategic initiatives, which may be complimentary to our mining operations. For further details, see “Business—Our Strategy—Retain flexibility in considering strategically adjacent opportunities complimentary to our business model.”

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

Bitcoin miners record transactions when they solve for and add blocks of information to the blockchain. They generate revenue from both newly created Bitcoin, known as the “block reward” and from fees taken upon verification of transactions, see “Business—Our Planned Cryptocurrency Operations—Expected Revenue Structure”.

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

Our business model and our strategic efforts are fundamentally based upon the “proof of work” validation method and the assumption that use of lower priced electricity in our cryptocurrency mining operations will make our business model more resilient to fluctuations in Bitcoin price and will generally provide us with certain competitive advantage. See “Business—Our Key Strengths—Cost leadership with low cost electricity supply and resilient business model with downside protection against drops in Bitcoin prices” and “—Bitcoin mining activities are energy intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.” Consequently, if the cryptocurrency mining algorithms transition to “proof of stake” validation, we may be exposed to the risk of losing the benefit of our perceived competitive advantage that we hope to gain and our business model may need to be reevaluated. Furthermore, ASIC chips that we intend to use in our operations are also designed for “proof of work” mechanism. Many people within the Bitcoin community believe that “proof of work” is a foundation within Bitcoin’s code that would not be changed. However, there have been debates on mechanism change to avoid the “de facto control” by a great majority of the network computing power. With the possibility of a change in rule or protocol of the Bitcoin network, if our Bitcoin mining chips and machines cannot be modified to accommodate any such changes, our results of operations will be significantly affected. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results, including our ability to continue as a going concern.

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

Risks Related to our Common Stock and Warrants

We are an Emerging Growth Company.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2025, the last day of the fiscal year following the fifth anniversary of the date of the first sale of the GWAC’s IPO; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules.

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
•
reduced disclosure obligations regarding executive compensation; and
•
not being required to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. We have taken advantage of certain of those reduced reporting burdens in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

As of March 3, 2022, Bitfury Top HoldCo B.V. (“Bitfury Top HoldCo”) (together with Bitfury Holding B.V. (“Bitfury Holding”), an affiliate of Bitfury Top HoldCo) holds approximately 82.3% of our common stock. Accordingly, Bitfury is able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation. Bitfury Top HoldCo may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Cipher, could deprive Cipher’s stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Cipher, and might ultimately affect the market price of shares of our common stock.

Furthermore, Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement. For further details, see “Business—Material Agreements—Master Services and Supply Agreement” and “—Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement and is a holding company with limited assets.” The Master Services and Supply Agreement and any potential agreements thereunder constitute related-party transactions, see “Certain Relationships and Related Person Transactions—Cipher’s Related Party Transaction—Master Services and Supply Agreement”. Bitfury Top HoldCo is entitled to appoint a majority of the members of the Board, and it has the power to determine the decisions to be taken at our shareholder meetings on matters of our management that require the prior authorization of our shareholders, including in respect of related party transactions, such as the Master Services and Supply Agreement, corporate restructurings and the date of payment of dividends and other capital distributions. Thus, the decisions of Bitfury Top HoldCo as our controlling shareholder on these matters, including its decisions with respect to its or our performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of our common stock holders and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement and is a holding company with limited assets.

Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement. For further details on the Master Services and Supply Agreement, see “Business—Material Agreements—Master Services and Supply Agreement”. To extent that we decide to order any equipment and/or services from Bitfury Top HoldCo under this agreement, we may be exposed to risk as Bitfury Top HoldCo’s decisions on various matters, including its decisions with respect to its or our performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of our shareholders.

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

Bitfury Top HoldCo (together with Bitfury Holding) holds approximately 82.3% of our common stock. The market price and trading volume of our common stock could be adversely affected by, among other factors, sales of substantial amounts of common stock in the public market, investor perception that substantial amounts of common stock could be sold or by the fact or perception of other events that could have a negative effect on the market for our common stock.

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

The Sponsor and Bitfury Top HoldCo beneficially own a significant equity interest in Cipher and may take actions that conflict with your interests.

The interests of the Sponsor and Bitfury Top HoldCo may not align with the interests of Cipher and our other stockholders. The Sponsor and Bitfury Top HoldCo are each in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor and Bitfury Top HoldCo, and their respective affiliates, may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our Certificate of Incorporation provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than Cipher and its subsidiaries) do not have any fiduciary duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as Cipher or any of its subsidiaries.

Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 8,614,000 shares of our common stock will become exercisable in accordance with the terms of the Warrant Agreement governing those securities. The exercise price of these warrants will be $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market price of our common stock. However, there is no guarantee that the public warrants will be in the money at a given time prior to their expiration, and as such, the warrants may expire worthless. See “—The public warrants may not be in the money at a given time, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.”

There is no guarantee that our public warrants will ever be in the money, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share of our common stock. There is no guarantee that our public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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
•
the market price of shares of our common stock or public warrants may experience significant price volatility; and
•
there may be less efficiency in carrying out your purchase and sale orders.

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

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. Compliance with public company requirements will increase costs and make certain activities more time- consuming and costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

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

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. In addition, as a result of our disclosure obligations as a public company, we will have reduced flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

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

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. As a public company, we have significant requirements for enhanced financial reporting and internal controls.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). This assessment will need to include disclosure of any material weaknesses identified by our management in its internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2022, our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

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

A total of approximately 7% of the fully diluted shares of our common stock was initially reserved for future issuance under the Incentive Award Plan, which amount is subject to increase from time to time. Our compensation committee may determine the exact number of shares to be reserved for future issuance under the Incentive Award Plan at its discretion. On November 17, 2021, we filed a registration statement with the SEC on Form S-8, to register 42,104,588 shares of our common stock that we may issue pursuant to the Incentive Award Plan. This, and any similar registration statements filed on Form S-8 in the future, is automatically effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market.

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

We may issue additional shares of its common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

Pursuant to the Incentive Award Plan, we may issue an aggregate of approximately 7.0% of the fully diluted shares of our common stock a, which amount will be subject to increase from time to time. For additional information about this plan, please read the discussion under the heading “Executive Compensation—Incentive Award Plan.” We may also issue additional shares of our common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•
existing stockholders’ proportionate ownership interest in us will decrease;
•
the amount of cash available per share, including for payment of dividends in the future, may decrease;
•
the relative voting strength of each previously outstanding our common stock may be diminished; and
•
the market price of our common stock or public warrants may decline.

Anti-takeover provisions in our Certificate of Incorporation and under Delaware law could make an acquisition of Cipher, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our Certificate of Incorporation contains provisions that may delay or prevent an acquisition of Cipher or a change in its management in addition to the significant rights of Bitfury Top HoldCo as direct and indirect holder of approximately 82.3% of our common stock. These provisions may make it more difficult for stockholders to replace or remove members of the Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by stockholders to replace or remove the current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions include:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns 15% or more of its outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with us, whether or not it is desired by, or beneficial to, its stockholders. This could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in our stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders. For more information, see “Description of Securities.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of February 1, 2022, the Company leases executive office space at 1 Vanderbilt Avenue, New York, NY 10017.

Management believes its leased facilities are adequate for the Company’s near-term needs.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On August 30, 2021, our common stock and public warrants began trading on the Nasdaq Stock Exchange under the symbols “CIFR” and “CIFRW,” respectively. Prior to that time, GWAC’s ordinary shares and public warrants were listed on the Nasdaq under the symbols “GWAC” and “GWACW,” respectively.

Holders

As of March 1, 2022, there were 63 holders of record of our common stock and one holder of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of the Board and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board may deem relevant.

Recent Sales of Unregistered Equity Securities

•
On August 27, 2021, we issued an aggregate of 32,235,000 shares of common stock to certain investors concurrently with the closing of the Business Combination at $10.00 per share for an aggregate purchase price of $322,350,000. The shares of common stock were not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Each of the investors represented that it was a “qualified institutional buyer” as defined Rule 144A under the Securities Act or an institutional “accredited investor” within the mean of Rule 501(a) under the Securities Act and that it was not acquiring such shares with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act, and appropriate legends were affixed to the certificates representing such shares (or reflected in restricted book entry with the Company's transfer agent).
•
On August 27, 2021, we issued an aggregate of 6,000,000 shares of common stock to Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo B.V., concurrently with the closing of the Business Combination at $10.00 per share for an aggregate purchase price of $60,000,000. The shares of common stock were not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The investor represented that it was a “qualified institutional buyer” as defined Rule 144A under the Securities Act or an institutional “accredited investor” within the mean of Rule 501(a) under the Securities Act and that it was not acquiring such shares with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act, and appropriate legends were affixed to the certificates representing such shares (or reflected in restricted book entry with the Company's transfer agent).

Use of Proceeds

On October 22, 2020, GWAC consummated its initial public offering (“GWAC IPO”), in which it issued 15,000,000 units (the “Units”) at a price of $10.00 per unit, generating total gross proceeds of $150,000,000. Each Unit consists of one share of common stock of GWAC, par value $0.001 per share, and one‑half of one warrant of GWAC (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of GWAC common stock for $11.50 per share, subject to adjustment.

Simultaneous with the consummation of the GWAC IPO, GWAC consummated a private placement of 228,000 units (the “Private Units”) to certain anchor investors at a price of $10.00 per private placement unit, generating total additional proceeds of $2,280,000. Each Private Unit consists of one share of GWAC common stock and one‑half of one GWAC warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In connection with the GWAC IPO, the underwriters were granted a 45‑day option from the date of the prospectus (the “Over‑Allotment Option”) to purchase up to 2,250,000 additional units to cover over‑allotments (the “Over‑Allotment Units”), if any. On October 26, 2020 and November 17, 2020, the underwriters purchased an additional 1,500,000 Units and an additional 500,000 Units, respectively, pursuant to the partial exercise of the Over‑Allotment Option, generating total additional proceeds of $20,000,000. A total of $170,034,612.28 of the net proceeds from the sale of Units in the GWAC IPO (including the partial exercise of the underwriters’ over‑allotment option) and the private placement, were placed in a trust account established for the benefit of GWAC’s public shareholders. After deducting payments to existing shareholders of $126,569,574.61 in connection with their exercise of redemption rights, the payment of the $870,120 of deferred underwriting fees and a total of $34,972,329.61 in expenses in connection with the Business Combination paid from the trust account, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward‑looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth in Part 1, Item 1A, “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10‑K.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Cipher,” “we,” “us” or “our” refer to Cipher Mining Technologies Inc., prior to the consummation of the Business Combination (the “Closing” and, such date of the consummation of the Business Combination, the “Closing Date”) and to Cipher Mining Inc. and its consolidated subsidiaries following the Business Combination. References to “GWAC” or “Good Works” refer to our predecessor company prior to the consummation of the Business Combination.

Overview

We are an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, we plan to develop and grow a cryptocurrency mining business, specializing in Bitcoin. Our key mission is to become a leading Bitcoin mining company in the United States.

We were established by the Bitfury Group, a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. On August 27, 2021, we consummated the Business Combination with Good Works. As a stand-alone, U.S.-based cryptocurrency mining business, specializing in Bitcoin, we have begun our buildout of cryptocurrency mining sites in the United States. We began deployment of capacity in the first quarter of 2022, with mining operations beginning at one site in February 2022 and with power and infrastructure readiness at two of our other mining sites planned by the end of March 2022.

In connection with our planned buildout, we entered into the Standard Power Hosting Agreement, the WindHQ Joint Venture Agreement and the Luminant Power Agreement, all of which, together, are expected to cover sites for our data centers referenced above, see “Business—Material Agreements”. Pursuant to these agreements, we expect to have access, for at least five years, to an average cost of electricity of approximately 2.7 c/kWh. We expect that this will help competitively position us to achieve our goal of becoming a leading Bitcoin mining operator in the United States.

We expect that in the near-term the substantial majority of our capital expenditures will be devoted to the buildout of our mining sites and the acquisition of mining hardware. In August 2021, we entered into an agreement with Bitmain to purchase 27,000 Antminer S19j Pro (100 TH/s) miners, which are expected to be delivered in nine batches on a monthly basis between January 2022 and September 2022. In September 2021, we also entered into a framework agreement with SuperAcme to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners, which are expected to be delivered in six batches on a monthly basis between July 2022 and year-end 2022. For further details on these and other agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commitments.”

We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that Cipher will become an important player in the Bitcoin network due to our planned large-scale operations, best-in-class technology, market-leading power and hosting arrangements and a seasoned, dedicated senior management team.

As of March 3, 2022, Bitfury Top HoldCo (together with Bitfury Holding) beneficially owns approximately 82.3% of our common stock with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has the power to elect all of our directors and we are a “controlled company” under Nasdaq corporate governance standards. For additional information, see “Risk Factors—Risks Related to our Common Stock and Warrants—We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.”

The Business Combination

On August 27, 2021, as contemplated by the Agreement and Plan of Merger dated as of March 4, 2021 (the “Merger Agreement”), by and among GWAC, a Delaware corporation, Currency Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly‑owned direct subsidiary of GWAC, and the Company, the parties entered into the business combination transaction pursuant to which Merger Sub merged with and into the Company, the separate corporate existence of Merger Sub ceasing and the Company being the surviving corporation and a wholly‑owned subsidiary of GWAC (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the Business Combination, the combined company was named Cipher Mining Inc. (“Cipher Mining”). Cipher Mining comprises all of GWAC’s and Cipher Mining Technologies’ operations.

Upon the consummation of the Business Combination, all holders of Cipher common stock received shares of our common stock of $10.00 per share after giving effect to the Exchange Ratio, resulting in 200,000,000 shares of our common stock to be immediately issued and outstanding to Bitfury Top HoldCo (in addition to 8,146,119 shares of our common stock held by GWAC), 32,235,000 shares of our common stock held by the PIPE Investors and 6,000,000 shares of our common stock received by Bitfury Holding B.V., an affiliate of Bitfury Top HoldCo, under the Bitfury Private Placement, based on the following events contemplated by the Merger Agreement:

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

Upon the consummation of the Business Combination, GWAC Common Stock and GWAC Warrants ceased trading on the Nasdaq Stock Exchange (the “Nasdaq”), and Cipher Mining Common Stock and Cipher Mining Warrants began trading on August 30, 2021 on the Nasdaq under the ticker symbols “CIFR” and “CIFRW,” respectively. The Business Combination resulted in cash proceeds, net of issuance costs, of approximately $384.9 million.

Known Trends or Future Events

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the outbreak and global spread of COVID-19. The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments, including the United States, introduced measures aimed at preventing the spread of COVID-19. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as result of the COVID-19 pandemic or otherwise, could result in a variety of risks to our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

We may experience disruptions to our business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of our employees or our counterparties to perform their jobs. We may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, we had to temporarily shut down the construction at our Alborz site in response to employees being impacted by COVID-19. The temporary shut down was less than a week, and we resumed the construction at the site immediately after. If we are unable to effectively set up and service our miners, our ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect our business, prospects, financial condition, and operating results.

Change in Fiscal Year

Starting with the three and eight months ended September 30, 2021, we assumed GWAC’s financial calendar for our third fiscal quarter ending September 30 and our fiscal year ending December 31. This change to the fiscal year end was approved by the Board on September 23, 2021. Cipher Mining Technologies’ fiscal year previously ended on January 31.

Results of Operations

Since our inception on January 7, 2021 and until the time of the Business Combination, our activities were primarily organizational and those necessary to prepare for the Business Combination. Following the Business Combination, our activities have been focused on the set-up of cryptocurrency mining data centers as part of our planned buildout, including entry into agreements with Bitmain, SuperAcme and the Bitfury Group for supply of miners and other equipment and services. For further details, see “—Contractual Oblations and Other Commitments”. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). Our plan of operation for the next 12 months is to develop our initial portfolio comprised of select sites in the United States in which to construct Bitcoin mining facilities for our operations.

We generated no revenue and incurred $72.2 million of general and administrative expenses during the eleven months ended December 31, 2021. The majority, or $63.8 million, was associated with share-based compensation costs recognized for restricted stock units awarded to our employees, consultants and directors. The remaining $8.4 million of general and administrative expenses was recognized predominantly as follows: $3.3 million for business insurance, $1.9 million for payroll and payroll-related benefits for employees, $0.9 million each for legal expenses and accounting and audit expenses, $0.3 million for investor relations and $0.2 million for other public company related expenses.

As discussed above, as of December 31, 2021, we had executed agreements for the purchase of (1) 27,000 Antminer S19j Pro (100 TH/s) miners from Bitmain and (2) 60,000 MicroBT M30S, M30S+ and M30S++ miners from SuperAcme. We had paid a total of $114.9 million for deposits on equipment as of December 31, 2021. Remaining amounts payable for miners and other mining equipment that we have ordered are due in installments prior to the shipment of the miners and/or mining equipment. The expected shipping dates for the miners are as follows: Bitmain miners are expected to be delivered in monthly batches between January 2022 and September 2022 and SuperAcme miners are expected to be delivered in monthly batches between July 2022 and December 2022.

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Alborz LLC Agreement. The Alborz LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Alborz facility located in Texas (“Alborz”). Pursuant to the terms of the WindHQ Joint Venture Agreement, our investment and ownership of 49% of the data center referred to as “Alborz LLC” is expected to be accounted for under the equity method of accounting. The January 2022 shipment of Bitmain miners were received and deployed at Alborz in February 2022. For additional discussion regarding the expected accounting treatment for the Alborz LLC, please see Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Factors Expected to Affect Our Future Results

We expect our revenues to comprise a combination of: (i) block rewards in Bitcoin, which are fixed rewards programmed into the Bitcoin software that are awarded to a miner or a group of miners for solving the cryptographic problem required to create a new block on a given blockchain and (ii) transaction fees in Bitcoin, which are flexible fees earned for verifying transactions in support of the blockchain.

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

Liquidity and Capital Resources

We incurred a net loss of $72.2 million and negative cash flows from operations of $31.7 million for the eleven months ended December 31, 2021. As of December 31, 2021, we had working capital of approximately $223.2 million, which included cash and cash equivalents of $209.8 million, total stockholders’ equity of $353.5 million and an accumulated deficit of $72.2 million. To date, we have relied in large part on proceeds from the consummation of the Business Combination to fund our operations. During the eleven months ended December 31, 2021, we paid approximately $114.9 million as deposits on equipment, primarily for miners, and have significant future commitments related to these deposits as detailed below under “—Contractual Obligations and Other Commitments,” for which we will need additional capital in order to meet these commitments in accordance with the existing contractual terms. Management believes that our existing financial resources, combined with our ability to delay or change our planned buildout steps, are sufficient to meet our operating and capital requirements for at least 12 months from the date these consolidated financial statements are issued.

Operating Activities

Net cash used in operating activities for the eleven months ended December 31, 2021 was $31.7 million, resulting from a net loss of $72.2 million, less non-cash share-based compensation expenses of $63.8 million. The change in assets and liabilities of $23.3 million consisted of an increase in prepaid expenses of $13.4 million primarily for insurance costs, and an increase of $10.4 million for collateral and/or security deposits, consisting of a combined $9.3 million associated with the Luminant Power Purchase Agreement and the Luminant Purchase and Sale Agreement and $0.9 million associated with our office lease beginning in 2022. These increases were offset by decreases of $0.2 million and $0.3 million in accounts payable and accrued expenses, respectively.

Investing Activities

Net cash used in investing activities during the eleven months ended December 31, 2021 was $120.1 million, primarily related to $114.9 million for deposits on equipment, $5.1 million for purchases of property and equipment related to construction-in-progress at one of our planned Texas sites and $0.2 million for deferred investment costs.

Financing Activities

Net cash provided by financing activities for the eleven months ended December 31, 2021 was $361.6 million. In connection with the Business Combination, we received cash proceeds, net of issuance costs, of approximately $384.9 million, which was offset by $23.2 million used to repurchase shares to cover the tax obligations of employees resulting from the vesting of restricted stock units in November 2021.

Limited Business History; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of its performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no current intention of entering into a merger or acquisition within the next 12 months and we have a specific business plan and timetable to complete our 12-month plan of operation. We are in the process of an active operational buildout and anticipate that additional capital will be required to implement the buildout. See also “—Liquidity and Capital Resources.” We may also require additional capital to progress our buildout plan, pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, we have incurred and expect to continue to incur significant costs related to becoming a public company. Accordingly, we may in the future engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, we may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited. If the Company is unable to obtain adequate debt or equity financing for its planned buildout, we may be required to delay or change our planned buildout steps, which may adversely affect our business plan. For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We will need to raise additional capital, which may not be available on terms acceptable to us, or at all.”

Contractual Obligations and Other Commitments

On December 17, 2021, we entered into a lease agreement for executive office space, with an effective term commencing on February 1, 2022 and monthly rent payments of approximately $0.1 million commencing on June 1, 2022. The initial lease term is for a period of five years and four months.

Mining and Mining Equipment

At December 31, 2021, we had the following contractual obligations and other commitments for miners and other mining equipment:

Vendor	Agreement Date	Maximum Purchase Commitment*	Deposits Paid	Expected Shipping
Bitmain Technologies Limited**	August 20, 2021 and August 30, 2021	$171,135,000	$75,024,010	January 2022 - September 2022
SuperAcme Technology (Hong Kong)**	September 2, 2021	222,400,800	22,240,080	July 2022 - December 2022
Bitfury Top HoldCo B.V.	October 11, 2021	***	10,000,000	***
Bitfury USA Inc. and other vendors (primarily for BBACs)	Various	44,594,951	7,592,224
Total		$438,130,751	$114,856,314

* Maximum purchase commitment does not consider discounts that we may qualify for with the respective vendors, which could reduce the total cost of the miners.

** Pursuant to our agreements with Bitmain and SuperAcme, we are responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

*** As of December 31, 2021, there were no mutually executed order confirmations and as such, we had no binding commitments to acquire miners from Bitfury Top HoldCo.

On August 20, 2021 and on August 30, 2021, we and Bitmain entered into a Non-Fixed Price Sales and Purchase Agreement and a Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement, respectively, (together, the “Bitmain Agreement”) for us to purchase 27,000 Antminer S19j Pro (100 TH/s) miners, which are expected to be delivered in nine batches on a monthly basis between January 2022 and September 2022. The purchase price under the Bitmain Agreement is $171,135,000 (the “Total Purchase Price”) with (i) 25% of the Total Purchase Price due paid within five days of execution of the Bitmain Agreement, (ii) 35% of the purchase price of each batch due five months prior to each delivery, and (iii) the remaining 40% of the purchase price of each batch due 15 days prior to each delivery. As of December 31, 2021, we had paid total deposits of $75,024,010 for the miners.

On September 2, 2021, we entered into a Framework Agreement on Supply of Blockchain Servers with SuperAcme Technology (Hong Kong) Limited (the “SuperAcme Agreement”) to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners, which are expected to be delivered in six batches on a monthly basis between July 2022 and year-end 2022. The expected final purchase price under the SuperAcme Agreement is approximately $222,400,800 with a deposit due 10 business days after the execution of the SuperAcme Agreement and advance payment due thereafter in advance of certain batches of supply being delivered and subject to additional floating price terms. Each batch of miners must be paid in full prior to delivery. As of December 31, 2021, we had paid deposits of $22,240,080 for the miners.

On October 11, 2021, we entered into an agreement with Bitfury Top HoldCo B.V., made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of between 28,000 to 56,000 mining rigs, to be delivered in seven batches on a monthly basis between June 2022 and December 2022. The agreement is a non-binding commitment unless and until confirmed by a mutually executed order confirmation. Based on our latest market assessments, we currently do not anticipate entering into any such order confirmations. Generally, under this agreement, we agreed to pay a maximum price of $6,250 per machine, with an advance payment of $10,000,000 due on or before the third business day following the execution of the agreement, and advance payments for each monthly batch due thereafter in accordance with the terms of the agreement. As of December 31, 2021, we had paid a deposit of $10,000,000 for the miners. If we do not enter into any order confirmations, the deposit is expected to be returned to us or used to partially offset amounts that we may owe to the Bitfury Group under any other arrangements.

Additionally, we also entered into two agreements with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of 200 units of BlockBox air-cooled containers (each a “BBAC”), the modular data centers that house mining machines. The delivery of the first 20 containers is expected to begin in the first quarter of 2022 and the remainder are expected to be delivered in 20 batches between May 2022 and October 2022.

We are also party to several power and hosting arrangements. Under the Luminant Power Agreement, the other half of the Independent Collateral Amount, or approximately $12.6 million, is due 15 days prior to the date on which the Interconnection Electric Facilities are completed and made operational. See “Business—Material Agreements—Power Arrangements and Hosting Arrangements” for more information.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of depreciation of fixed assets, stock compensation expense and (ii) non-GAAP net loss and non-GAAP diluted loss per share that exclude the impact of depreciation of fixed assets, change in fair value of warrant liability and stock compensation expense. These supplemental financial measures are not measurements of financial performance under GAAP and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors in comparing our performance across reporting periods on a consistent basis. Non-GAAP loss from operations excludes non-cash operational expenses that we believe are not reflective of our general business performance such as (i) depreciation of fixed assets and (ii) stock compensation expense that could vary significantly in comparison to other companies.

Non-GAAP net loss and non-GAAP diluted loss per share exclude the impact of (i) depreciation of fixed assets, (ii) change in fair value of warrant liability and (iii) stock compensation expense. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from the non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers and directors. Similarly, we expect that depreciation of fixed assets will continue to be a recurring expense over the term of the useful life of the assets. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with GAAP. We rely primarily on such consolidated financial statements to understand, manage and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of (i) depreciation of fixed assets and (ii) stock compensation expense, to its most directly comparable GAAP measure for the periods indicated:

	Eleven Months Ended December 31, 2021	For the period January 7, 2021 (inception) through January 31, 2021
Reconciliation of non-GAAP loss from operations:
Operating loss	$(72,151,811)	$(3,480)
Depreciation	4,867	5
Stock compensation expense	63,765,473	-
Non-GAAP loss from operations	$(8,381,471)	$(3,475)

The following are reconciliations of our non-GAAP net loss and non-GAAP basic and diluted net loss per share, in each case excluding the impact of (i) depreciation of fixed assets (ii) change in fair value of warrant liability and (iii) stock compensation expense, to the most directly comparable GAAP measures for the periods indicated:

	Eleven Months Ended December 31, 2021	For the period January 7, 2021 (inception) through January 31, 2021
Reconciliation of non-GAAP net loss:
Net loss	$(72,152,564)	$(3,480)
Non-cash adjustments to net loss
Depreciation	4,867	5
Change in fair value of warrant liability	21,828	-
Stock compensation expense	63,765,473	-
Total non-cash adjustments to net loss	63,792,168	5
Non-GAAP net loss	$(8,360,396)	$(3,475)

Reconciliation of non-GAAP basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.33)	$-
Depreciation of fixed assets (per share)	-	-
Change in fair value of warrant liability (per share)	-	-
Stock compensation expense (per share)	0.29	-
Non-GAAP basic and diluted net loss per share	$(0.04)	$-

Critical Accounting Policies, Significant Judgments and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. As of and for the eleven months ended December 31, 2021, the most significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported and future financial results.

Revenue recognition

We will recognize revenue under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers.” The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Providing computing power in digital asset transaction verification services is an output of our ordinary activities. The provision of providing such computing power is the only performance obligation in our contracts with mining pool operators. The transaction consideration we receive, if any, is noncash consideration, which we will measure at fair value on the date received, which is not materially different than the fair value at contract inception or the time we have earned the award from the pools. The consideration is all variable. Consideration is constrained from recognition until the mining pool operator successfully places a block (by being the first to solve an algorithm) and we receive confirmation of the consideration we will receive; at this time, cumulative revenue is longer probable of significant reversal, i.e., associated uncertainty is resolved.

Fair value of the cryptocurrency awards received will be determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management expects to exercise significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

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

Certain aspects of our performance obligations, such as providing computing power, may be contracted to various third parties and there is a risk that if these parties are unable to perform or curtail their operations, our revenue and operating results may be negatively affected. See “Risk Factors—Risks Related to Our Business, Industry and Operations—If we are unable to successfully maintain our power and hosting arrangements or secure the sites for our data centers, on acceptable terms or at all or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.” Please see “Business— Material Agreements—Power Arrangements and Hosting Arrangements” for additional information about our power arrangements.

Cryptocurrencies

Cryptocurrencies, including Bitcoin, will be included in current assets in the consolidated balance sheets. Cryptocurrencies purchased will be recorded at cost and cryptocurrencies awarded to us through our mining activities will be accounted for in connection with our revenue recognition policy disclosed above.

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

Purchases of cryptocurrencies made by us will be included within investing activities in the consolidated statements of cash flows, while cryptocurrencies awarded to us through our mining activities will be included as a non-cash adjustment within operating activities in the consolidated statements of cash flows. The sales of cryptocurrencies will be included within investing activities in the consolidated statements of cash flows and any realized gains or losses from such sales will be included in other income (expense) in the consolidated statements of operations. We will account for our gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used will be measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Share-based compensation

We account for all share-based payments to employees, consultants and directors, which may include grants of stock options, stock appreciation rights, restricted stock awards, and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. As of the date of this Annual Report on Form 10-K, we have awarded only RSUs with service-based vesting conditions (“Service- Based RSUs”) and performance-based RSUs with market-based vesting conditions (“Performance-Based RSUs”). Compensation expense for all awards is amortized based upon a graded vesting method over the estimated requisite service period. All share-based compensation expenses are recorded in general and administrative expense in the consolidated statements of operations. Forfeitures are recorded as they occur.

The fair value of Service-Based RSUs is the closing market price of our common stock on the date of the grant. We employ a Monte Carlo simulation technique to calculate the fair value of the Performance-Based RSUs on the date granted based on the average of the future simulated outcomes. The Performance-Based RSUs contain different market-based vesting conditions that are based upon the achievement of certain market capitalization milestones. Under the Monte Carlo simulation model, a number of variables and assumptions are used including, but not limited to, the underlying price of our common stock, the expected stock price volatility over the term of the award, a correlation coefficient, and the risk-free rate. The Performance-Based RSUs awarded do not have an explicit requisite service period, therefore compensation expense is recorded over a derived service period based upon the estimated median time it will take to achieve the market capitalization milestone using a Monte Carlo simulation.

Weighted average assumptions used in the November 17, 2021 Monte Carlo valuation model for Performance-Based RSUs awarded on that date were: expected volatility of 96.1% and a risk-free rate of 1.60% based upon a remaining term of 10 years. These assumptions were used to estimate share-based compensation expense related to our Performance-Based RSUs, which was recognized in our consolidated financial statements for the eleven months ended December 31, 2021, and which will continue to impact our consolidated financial results over the remaining weighted average derived service period of the Performance-Based RSUs, which, as of December 31, 2021 is expected to occur over the next 2.4 years.

Leases

Effective February 1, 2021, we began accounting for leases in accordance with ASC 842, “Leases”. Accordingly, management determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available our use by the lessor. Management’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which we are reasonably certain of not exercising, as well as periods covered by renewal options which we are reasonably certain of exercising. We also determine lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

A lease liability will be recorded on our consolidated balance sheet at lease commencement reflecting the present value of our fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability will also be recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, we use our incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. Our incremental borrowing rate reflects the rate we would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

For our operating leases, fixed lease payments will be recognized as lease expense on a straight-line basis over the lease term. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

We entered into a series of agreements with affiliates of Luminant, including the Luminant Lease Agreement. Additionally, we executed a lease for office space dated December 17, 2021. Once either the Luminant Lease Agreement or the office lease are effective and we have control over the applicable leased asset, we will record both a ROU asset and a corresponding lease liability in accordance with ASC 842 for each lease component as applicable under the respective agreements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level and that any previous material weaknesses of GWAC no longer applied to the Company.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Annual Meeting of Stockholders

The board of directors has established Thursday, May 5, 2022 as the date of the Company's 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”). The 2022 Annual Meeting will be held virtually. The details of the virtual annual meeting, including how stockholders can log into the virtual meeting, vote and submit questions, will be disclosed in the Company’s definitive proxy statement for the 2022 Annual Meeting, to be filed with the SEC.

Any stockholder seeking to bring business before the 2022 Annual Meeting or to nominate a director must provide timely notice, as set forth in the Company’s Amended and Restated Bylaws (the “Bylaws”). Specifically, written notice of any proposed business or nomination must be received at the Company’s principal executive offices no later than the close of business on March 14, 2022 (which is the tenth day following this public announcement of the date of the 2022 Annual Meeting). Any notice of proposed business or nomination must comply with the specific requirements set forth in the Bylaws.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10‑K):

Name	Age	Title
Tyler Page	46	Chief Executive Officer and Director
Edward Farrell	61	Chief Financial Officer
Patrick Kelly	43	Chief Operating Officer
William Iwaschuk	46	Chief Legal Officer
Cary Grossman	68	Director
Caitlin Long	52	Director
James Newsome	62	Director
Wesley (Bo) Williams	45	Director
Holly Morrow Evans	46	Director
Robert Dykes	72	Director

Executive Officers

Tyler Page has served as Cipher’s Chief Executive Officer and as a member of the Board since August 2021. From 2020 to 2021, Mr. Page served as Head of Business Development for digital asset infrastructure at Bitfury Holding, where he was responsible for business development and strategic planning work of the Bitfury Group. He brings more than 20 years of experience in institutional finance and fintech, including as a member of the Management Committee and Head of Client Strategies at New York Digital Investment Group (NYDIG), from 2017 to 2019, and as Head of Institutional Sales at Stone Ridge Asset Management, from 2016 to 2019. Previously, he served as Global Head of Business Development for Fund Solutions at Guggenheim Partners in New York and London, as well as in various roles on derivatives teams at Goldman Sachs and Lehman Brothers. He began his career as an attorney at Davis Polk & Wardwell LLP. He holds a J.D. from the University of Michigan Law School and a B.A. from the University of Virginia.

Edward Farrell has served as Cipher’s Chief Financial Officer since August 2021. Prior to Cipher, from 2003 to 2018, Mr. Farrell held several senior positions at AllianceBernstein, L.P., including Controller, Chief Accounting Officer and Chief Financial Officer. Mr. Farrell brings more than 35 years of financial administration and leadership experience in the financial services industry, including his prior positions at Nomura Securities International and Salomon Brothers. Ed started his career at PricewaterhouseCoopers LLP. Mr. Farrell currently serves on the board of directors Arbor Realty Trust, Inc. where he is a member to both their Audit and Corporate Governance Committees. He received his B.B.A. in Business Administration from St. Bonaventure University.

Patrick Kelly has served as Cipher’s Chief Operating Officer since August 2021. Prior to Cipher, from 2012 to 2019, Mr. Kelly served as Chief Operating Officer at Stone Ridge Asset Management, LLC. Between 2012 and 2018, he also held several directorship positions with several trusts of Stone Ridge Asset Management. From 2009 to 2012, Mr. Kelly served as Chief Operating Officer of Quantitative Strategies at Magnetar Capital. Prior to that, he served as Head of Portfolio Valuation at D. E. Shaw & Co. Mr. Kelly is a Chartered Financial Analyst (CFA) and received his B.S. in Finance from DePaul University.

William Iwaschuk has served as Cipher’s Chief Legal Officer since August 2021. Prior to Cipher, from 2014 to 2020, Mr. Iwaschuk held senior positions at Tower Research Capital LLC, including serving as General Counsel and Secretary (2016‑2020) and Counsel (2014‑2016). From 2013 to 2014, Mr. Iwaschuk was a Partner in the Investment Management Group of Morgan, Lewis & Bockius LLP in New York. Mr. Iwaschuk also previously served as a Vice‑President in the legal department at Goldman Sachs & Co. from 2005 until 2012. He started his career as an equity derivatives associate at Davis Polk & Wardwell LLP in New York. Mr. Iwaschuk holds an LL.B. and a B.A. from The University of British Columbia.

Non‑Employee Directors

Cary Grossman has served as a member of our board of directors since August 2021. Mr. Grossman co-founded GWAC in 2020 and has served as its President and a member of its board of directors since June 2020. Since February 2021, Mr. Grossman also served as President, Chief Financial Officer and a member of the board of directors of Good Works II Acquisition Corp. Mr. Grossman is a veteran corporate finance professional with a combination of executive management, investment banking and public accounting experience. In 2010, Mr. Grossman co-founded Shoreline Capital Advisors, Inc., an advisory firm focused on providing financial advisory services to middle-market companies. Prior to Shoreline Capital Advisors, from 1991 to 2002, Mr. Grossman co-founded and was the CEO of another investment banking firm, McFarland, Grossman & Company. Earlier in his career, he practiced public accounting for 15 years. Mr. Grossman also held a number of executive positions, including: President of XFit, Inc. from 2019 to 2020; Chief Financial Officer of Blaze Metals, LLC from 2007 to 2010; Executive Vice President, Chief Financial Officer and Chief Operating Officer of Gentium, S.P.A. from 2004 to 2006; Chief Executive Officer of ERP Environmental Services, Inc. and Chief Financial Officer of U.S. Liquids, Inc. from 2001 to 2003. He also co-founded Pentacon, Inc. (NYSE: JIT) and served as a board member and Executive Chairman from 1998 until 2002, and as a director of Metalico (NYSE: MEA) from 2014 until 2015 and INX Inc. (Nasdaq: INXI) from 2004 until 2011. Mr. Grossman is a Certified Public Accountant and earned a B.B.A. in Business Administration from the University of Texas. We believe that Mr. Grossman is well qualified to serve on our board of directors due to his extensive corporate finance and management experience and his overall public company experience.

Caitlin Long has served as a member of our board of directors since August 2021. Ms. Long has extensive experience in both traditional financial services and cryptocurrencies. She is the Chairman and Chief Executive Officer of Custodia Bank, Inc. (formerly Avanti Financial Group, Inc.), a chartered bank that she founded in 2020 to serve as a compliant bridge between the U.S. dollar and cryptocurrency financial systems. Ms. Long has been active in Bitcoin since 2012. Beginning in 2017 she helped lead the charge in her native state of Wyoming to enact more than 20 blockchain‑enabling laws during consecutive legislative sessions, and in 2018 she was appointed by two Wyoming Governors to serve on related legislative committees. She worked at investment banks in New York and Zurich from 1994 to 2016, where she held senior roles as a Managing Director at Morgan Stanley and Credit Suisse. Ms. Long earned a B.A. from the University of Wyoming and a joint J.D./ M.P.P. degree from Harvard Law School and Harvard Kennedy School of Government. We believe that Ms. Long is well qualified to serve on our board of directors due to her extensive digital asset experience, her legal and regulatory expertise, and her prior experience working with public companies.

James Newsome has served as a member of our board of directors since August 2021. Mr. Newsome served on the advisory board of Bitfury Top HoldCo from 2015 until 2021. Mr. Newsome served as president of the New York Mercantile Exchange from August of 2004 until it was acquired by the CME Group in 2009. He subsequently served on the board of CME Group from 2009 until 2011. Mr. Newsome has also previously served on the board of directors of the Dubai Mercantile Exchange and is a former director of the National Futures Association. From 1998 until 2004, Mr. Newsome held various senior roles at the U.S. Commodity Futures Trading Commission (“CFTC”) from Commissioner (1998 to 2000) to a Chairman of CFTC (2000 to 2004). As a Chairman of CFTC, Mr. Newsome guided the regulation of the nation’s futures markets and led the CFTC’s regulatory implementation of the Commodity Futures Modernization Act of 2000. He also served as one of four members of the President’s Working Group for Financial Markets, along with the Secretary of the Treasury and the Chairmen of the Federal Reserve and the SEC. Mr. Newsome is also presently a founding partner of Delta Strategy Group, a full‑service government affairs firm based in Washington, D.C. He earned a B.S. in Economics from the University of Florida and a Ph.D. in Economics from Mississippi State University. We believe that Mr. Newsome is well qualified to serve on our board of directors due to his extensive corporate finance and management experience.

Wesley Williams has served on our board of directors since August 2021. Mr. Williams brings over 20 years of experience in corporate finance. Since 2017, he has served as Portfolio Manager, Chief Operating Officer, and a member of the Board of Managers of Gallatin Loan Management, a high yield credit investment management firm. In 2021, Mr. Williams became head of Gallatin’s successor JV entity, Aquarian Credit Partners. From 2013 until 2016, Mr. Williams was a founding partner of Hildene Leveraged Credit, until its sale to affiliates of Fortress Investment Group. From 2010 through 2012, he worked as a turnaround Operating Partner, Interim CFO, and Shareholder Representative for Goldman Sachs portfolio companies. From 2006 until 2008, Mr. Williams worked as a Vice President of specialty finance and leveraged credit at Marathon Asset Management, a high yield credit investment manager. From 1999 through 2005, Mr. Williams also held various roles in the Investment Banking and Merchant Banking Divisions of Goldman Sachs. He holds an AB in Sociology from Harvard College and an MBA from Harvard Business School. We believe that Mr. Williams is well qualified to serve on our board of directors due to his extensive corporate finance and overall management experience.

Holly Morrow Evans has served on our board of directors since August 2021. Since 2015, Ms. Evans has been a partner at Hakluyt and Company. From 2007 to 2013, she was a senior adviser for ExxonMobil. She also served as director on the National Security Council from 2005 to 2007 and as China advisor to the office of the Vice President from 2003 to 2005. Mrs. Evans holds a B.A. in Political Science from Georgetown and an M.A. in Asian Studies from Harvard University. We believe that Mrs. Evans is well qualified to serve on our board of directors due to her extensive advisory experience.

Robert Dykes has served on our board of directors since August 2021. Prior to Cipher, Mr. Dykes served as Director of Bitfury Group Limited (UK) from 2014 until 2020 and was on the advisory board of Bitfury Top HoldCo from 2020 until 2021. From 2008 to 2013, Mr. Dykes served as the Chief Financial Officer, Executive Vice President and Principal Accounting Officer of VeriFone Systems, Inc., a company specializing in retail credit card payment systems. He has more than 30 years of operational management experience, and an established reputation in building world‑class organizations. He served as the Chief Financial Officer and Executive Vice President, Business Operations of Juniper Networks Inc., from 2005 to 2007. Mr. Dykes served as the Chief Financial Officer of Flextronics International Ltd., from 1997 to 2004. From 1988 to 1997, Mr. Dykes served as the Executive Vice President of Worldwide Operations and Chief Financial Officer of Symantec Corporation. Mr. Dykes holds a Bachelor of Commerce and Administration Degree from Victoria University in Wellington, New Zealand. We believe that Mr. Dykes is well qualified to serve on our board of directors due to his extensive corporate finance and management experience and his overall public company experience.

Family Relationships

There are no family relationships among our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at https://investors.ciphermining.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10‑K.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Robert Dykes, Cary Grossman and Wesley Williams, with Robert Dykes serving as the chair of the Audit Committee. Our board of directors has determined that all members of the Audit Committee are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Robert Dykes, Cary Grossman and Wesley Williams meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and Robert Dykes is an “audit committee financial expert” within the meaning of the SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 other than the following forms that were inadvertently filed late: one Form 3 for each of Robert Dykes, Edward Farrell, James Newsome, Wesley Williams, Caitlin Long, Patrick Kelly, Tyler Page, William Iwaschuk, and Holly Evans Morrow, and one Form 3 filed jointly for Bitfury Top HoldCo B.V., V3 Holding Ltd., Bitfury Holding B.V., Bitfury Group Ltd. and Valerijis Vavilovs.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:

•
Rodney Tyler Page, Chief Executive Officer;
•
Edward Farrell, Chief Financial Officer;
•
Patrick Kelly, Chief Operating Officer; and
•
William Iwaschuk, Chief Legal Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2021.

			Stock
		Salary	Awards
Name and Principal Position	Year	($)(1)	($)(2)	Total ($)
Rodney Tyler Page	2021	225,000	102,427,628	102,652,628
Chief Executive Officer
Edward Farrell	2021	150,000	7,634,074	7,784,074
Chief Financial Officer
Patrick Kelly	2021	150,000	7,634,074	7,784,074
Chief Operating Officer
William Iwaschuk	2021	150,000	7,634,074	7,784,074
Chief Legal Officer

(1)
Amounts reflect the actual base salaries paid to each named executive officer in respect of fiscal year 2021, which reflect that we began paying our named executive officers base salaries on April 1, 2021.
(2)
Amounts reflect the full grant-date fair value of restricted stock unit, or RSU, awards granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. The RSUs granted to Mr. Page are subject to both service-based and performance-based vesting conditions. As required pursuant to SEC disclosure rules, the grant-date fair values of these awards included in the table above for Mr. Page were computed based on the probable outcomes of the performance conditions as of the applicable grant date. Assuming maximum achievement of the performance conditions, the value of the RSUs granted to Mr. Page, as of the grant date, is $104,101,001. The RSUs granted to the other named executive officers were subject to service-based vesting conditions only. For information regarding the assumptions used to calculate the value of all RSU awards made to named executive officers see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies—Share-based compensation.”

Elements of Our Executive Compensation Program

Base Salary

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The base salaries for each of our named executive officers for fiscal year 2021 were as follows: Mr. Page—$300,000; and Messrs. Farrell, Kelly and

Iwaschuk—$200,000. The actual salaries paid to each named executive officer for fiscal year 2021 are set forth in the “Summary Compensation Table” above in the column titled “Salary.”

2021 Bonuses

Our named executive officers were not eligible to earn, and were not paid, bonuses in respect of fiscal year 2021. Beginning in 2022, pursuant to each of the named executive officer’s respective employment agreement, each will be eligible to earn a discretionary cash bonus under the Company’s applicable annual cash bonus program.

Equity Compensation

We maintain the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and to enable us to obtain and retain services of these individuals, which is essential to our long- term success.

Pursuant to the Incentive Award Plan, effective November 17, 2021, we granted RSUs to each of our named executive officers, the details of which are described below.

Mr. Page received a grant of 5,676,946 restricted stock units which are fully vested upon grant. In addition, Mr. Page received a grant of 7,096,183 restricted stock units, 2,838,473 of which are subject to service-based vesting (the “Service-Based RSUs”) and 4,257,710 of which are subject to performance-based vesting (the “Performance-Based RSUs”). The Service-Based RSUs vest in equal installments on each of January 1, 2022, January 1, 2023, January 1, 2024 and January 1, 2025, subject to Mr. Page’s continuous service on the applicable vesting date; provided, that if Mr. Page’s employment is terminated by the Company without “cause,” by Mr. Page for “good reason” (as such terms are defined in Mr. Page’s employment agreement with the Company) or due to his death or permanent disability, all unvested Service-Based RSUs will vest in full. In addition, in the event of a “change in control” (as defined in the Incentive Award Plan), any unvested Service-Based RSUs will vest subject to Mr. Page’s continuous service to the Company through such change in control. One-third of the Performance-Based RSUs will vest upon the Company achieving a market capitalization equal to or exceeding $5 billion, $7.5 billion and $10 billion, in each case over a 30-day lookback period and subject to Mr. Page’s continuous service through the end of the applicable 30-day period. In addition, if the $10 billion market capitalization milestone is achieved and Mr.Page remains in continuous service through such achievement, any then-unvested Service-Based RSUs will vest. In the event of a change in control and Mr.Page’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day lookback period). Any Performance-Based RSUs that do not vest prior to Mr. Page’s termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration.

Messrs. Farrell, Kelly and Iwaschuk each received a grant of 936,696 restricted stock units which are subject to service-based vesting. The restricted stock units will vest in equal installments on each of January 1, 2022, January 1, 2023, January 1, 2024 and January 1, 2025, subject to the named executive officer’s continuous service on the applicable vesting date; provided, that if the named executive officer’s employment is terminated by the Company without “cause,” by the named executive officer for “good reason” (as such terms are defined in the respective named executive officer’s employment agreement with the Company) or due to his death or permanent disability, all unvested restricted stock units will vest in full. In addition, in the event of a change in control, any unvested restricted stock units will vest subject to the named executive officer’s continuous service to the Company through such change in control.

Other than the November 2021 grant of RSUs to each of our named executive officers as described above, the named executive officers do not currently hold any other outstanding equity awards in respect of the Company.

Other Elements of Compensation

Retirement Plans. We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan.

Currently, we do not provide matching contributions in the 401(k) plan. We do not maintain any defined benefit pension plans or deferred compensation plans for our named executive officers.

Employee Benefits and Perquisites. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•
medical, dental and vision benefits;
•
medical and dependent care flexible spending accounts;
•
short-term and long-term disability insurance; and
•
life and accidental death & dismemberment insurance.

No tax gross-ups. We generally do not provide tax gross-ups to our named executive officers.

Employment Agreements with our Named Executive Officers

On May 11, 2021, we entered into employment agreements with each of our named executive officers (the “Executive Employment Agreements”). Each Executive Employment Agreement will remain in effect through May 11, 2025, and thereafter will automatically renew annually unless either party gives notice of non-renewal. The Executive Employment Agreements provide for an annual base salary of $300,000 for Mr. Page and $200,000 for Messrs. Farrell, Kelly and Iwaschuk. Beginning in 2022, each named executive officer will be eligible to earn a discretionary cash bonus under any of our bonus plan then in effect, subject to the named executive officer’s continued employment through the payment date. The Executive Employment Agreements also provide for each named executive officer’s eligibility to participate in the Incentive Award Plan, subject to the terms of such plan and any award agreement thereunder.

The Executive Employment Agreements provide that if the named executive officer’s employment is terminated by us without Cause, or the executive officer resigns for Good Reason (in each case as defined in the named executive officer’s Executive Employment Agreement), or we elect not to renew the employment term, in each case, subject to the named executive officer’s execution and non-revocation of a release of claims and continued compliance with the restrictive covenants to which he is bound, the named executive officer will be entitled to receive, in addition to any accrued amounts, (i) his annual base salary, paid in equal installments for a period of twelve months (or, if such termination occurs within twelve (12) months following a Change in Control (as defined in the Incentive Award Plan), such payment shall be paid in a lump sum), (ii) a pro-rated annual bonus (to the extent the named executive officer would have been entitled to such bonus for the year in which the termination occurs),based on actual performance and (iii) payment of our share of the premiums for participation in our health plans pursuant to COBRA for the twelve-month period following termination.

Pursuant to the Executive Employment Agreements, each named executive officer is subject to confidentiality and assignment of intellectual property provisions, and certain restrictive covenants, including one-year post- employment non- competition and employee and customer non-solicitation covenants which took effect only after the Closing.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

	Stock Awards
					Equity Incentive
					Plan Awards:
				Equity Incentive	Market or
				Plan Awards:	Payout Value
		Number of	Market Value	Number of	of Unearned
		Shares or	of Shares or	Unearned Shares,	Shares, Units
		Units of	Units of	Units or Other	or Other
		Stock That	Stock That	Rights That	Rights That
		Have Not	Have Not	Have Not	Have Not
Name	Grant Date	Vested (#)	Vested ($)(1)	Vested (#)	Vested ($)(1)
Rodney Tyler Page	11/17/2021	2,838,473(2)	13,142,130	4,257,710(3)	19,713,197
Edward Farrell	11/17/2021	936,696(4)	4,336,902	—	—
Patrick Kelly	11/17/2021	936,696(4)	4,336,902	—	—
William Iwaschuk	11/17/2021	936,696(4)	4,336,902	—	—

(1)
Amounts are calculated by multiplying the number of RSUs showing in the table by $4.63, the closing market price of our stock on December 31, 2021.
(2)
Represents all of the Service-Based RSUs granted to Mr. Page as described in the narrative disclosure above.
(3)
Represents all of the Performance-Based RSUs granted to Mr. Page as described in the narrative disclosure above.
(4)
Represents the RSUs that were granted to each of Messrs. Farrell, Kelly and Iwaschuk and are subject to service-based vesting as described in the narrative above.

Director Compensation

The following table provides information concerning compensation awarded to, earned by and paid to each person who served as a non-employee member of our board of directors during the fiscal year ended December 31, 2021. Mr. Page is not included in the table below, as he is employed as our Chief Executive Officer and receives no compensation for his service as a director. The compensation received by Mr. Page as an employee is shown in “Executive Compensation-Summary Compensation Table” above.

	Fees Earned	Stock
	or Paid in	Awards
Name	Cash ($)(1)	($)(2)	Total ($)
Cary Grossman	41,667	100,000	141,667
Caitlin Long	37,500	100,000	137,500
James Newsome	50,000	100,000	150,000
Wesley (Bo) Williams	40,000	100,000	140,000
Holly Morrow Evans	39,167	100,000	139,167
Robert Dykes	42,500	100,000	142,500

(1)
Amounts reflect the portion of the annual cash retainers that the non-employee directors earned for their service in respect of 2021 under our non-employee director compensation policy, which became effective as of November 10, 2021.
(2)
Amounts reflect the full grant-date fair value of stock awards granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For information regarding the assumptions used to calculate the value of all stock awards made to our directors see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies—Share-based compensation.”

Effective as of November 10, 2021, our board of directors adopted a non-employee director compensation policy, pursuant to which each non-employee director is entitled to a $100,000 annual cash retainer, except for the lead independent director who is entitled to a $150,000 annual cash retainer. The chairs of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee will be entitled to an additional annual cash retainer of $20,000, $15,000, and $12,500, respectively and any non-employee director serving as a member of the Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee (other than the chairs of the respective committees) are entitled to an additional annual retainer of $10,000, $10,000 and $7,500, respectively. The cash fees are paid to non-employee directors quarterly in arrears and will be pro-rated for any quarter of partial service. In addition to such cash compensation, each non-employee director who served on our board of directors as of the effective date of the non-employee director compensation policy received a one-time initial grant of restricted stock units with a grant date value of $100,000 on November 17, 2021. At each annual meeting of our stockholders, non-employee directors who serve on the board as of the annual meeting and will continue to serve on the board following the annual meeting will receive an equity award of restricted stock units that has a grant date value of $100,000. If a non-employee director is elected to our board for the first time at an annual meeting after the effective date of the non-employee director compensation policy, the non-employee director will receive an equity award of restricted stock units that has a grant date value of $100,000. If a non-employee director is initially elected to the board on a date other than the annual meeting, the non-employee director will receive, on the date of such non-employee director’s initial election or appointment, an initial equity award of restricted stock units that has a grant date value of $100,000, multiplied by a fraction, the numerator of which is 365 minus the number of days from the most recent annual meeting to the non-employee director’s start date and the denominator of which is 365. The equity awards granted to non-employee directors will be fully vested on the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to holdings of our common stock by:

•
stockholders who beneficially owned more than 5% of the outstanding shares of our common stock;
•
each of our named executive officers and directors; and
•
all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.

Unless otherwise noted, the business address of each of those listed in the table below is 1 Vanderbilt Avenue, Floor 54, Suite C, New York, New York 10017. We have based our calculation of the percentage of beneficial ownership on 250,174,253 shares of our common stock outstanding as of February 28, 2022.

Unless otherwise indicated, we believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Significant Stockholders and Affiliated Entities:
Bitfury Top HoldCo(1)	206,000,000	82.34%
GW Sponsor 2, LLC(2)	562,500	*
Directors and Named Executive Officers:
Tyler Page	3,155,614	1.26%
Edward Farrell	130,258	*
Patrick Kelly	156,322	*
William Iwaschuk	135,402	*
Cary Grossman(3)	769,769	*
Caitlin Long	12,269	*
James Newsome	12,269	*
Wesley (Bo) Williams	12,269	*
Holly Morrow Evans	12,269	*
Robert Dykes	12,269	*
All Directors and Executive Officers as a group (10 individuals)	4,408,710	1.76%

* Less than one percent

(1)
Based on a Schedule 13D filed on September 23, 2021, consists of (i) 6,000,000 shares of common stock held by Bitfury Holding and (ii) 200,000,000 shares of common stock held by Bitfury Top HoldCo. Bitfury Top HoldCo is the sole owner of Bitfury Holding. As a result, Bitfury Top HoldCo may be deemed to share beneficial ownership the shares of common stock held by Bitfury Holding. Valerijs Vavilovs is the sole owner of V3 Holding Limited (“V3”), which is the majority owner of Bitfury Group Limited (“BGL”). BGL is the sole owner of Bitfury Top HoldCo. As a result of the foregoing relationships, each of Mr. Vavilovs, V3 and BGL may be deemed to share beneficial ownership of the common stock beneficially owned by Bitfury Top Holdco. Bitfury Top HoldCo, BGL, V# and Mr. Vavilovs have shared voting and dispositive power with respect to the securities reported. Bitfury Holding has shared voting and dispositive power over 6,000,000 shares of the Company's common stock. The business address of Bitfury Top HoldCo, Bitfury Holding and Mr. Vavilovs is Strawinskylaan 3051, 1077ZX Amsterdam, the Netherlands, the business address of V3 is 4th Floor Harbour Place, 103 South Church Street, PO Box 10240, George Town, Grand Cayman KY1-1002, Cayman Islands, BS1 6EG, the business address of BGL is 6th Floor One London Wall, London, United Kingdom EC2Y 5EB.
(2)
GW Sponsorr 2, LLC (the “Sponsor”) is controlled by Mr. Grossman. Mr. Grossman has sole voting and dispositive power with respect to the securities disclosed above. The business address of the Sponsor and for Cary Grossman is 4265 San Felipe, Suite 603, Houston, TX 77027.
(3)
Based on a Form 4 filed on November 19, 2021, consists of (i) 207,269 shares of common stock held directly by Cary Grossman and (ii) 562,500 shares of common stock held by the Sponsor, as noted in the table above). The Sponsor is controlled by Mr. Grossman. Mr. Grossman has sole voting and dispositive power with respect to the securities disclosed above. The business address of the Sponsor and for Cary Grossman is 4265 San Felipe, Suite 603, Houston, TX 77027.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under the Incentive Award Plan:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)(2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (#)(3)
Equity compensation plans approved by security holders(1)	19,869,312	$—	22,235,276
Equity compensation plans not approved by security holders	—	—	—
Total	19,869,312	$—	22,235,276

(1)
Includes shares that may be issued upon the vesting of restricted stock unit awards as of December 31, 2021.
(2)
Shares that will be issued upon the vesting of outstanding awards of restricted stock units have no exercise price.
(3)
Includes shares available for future grants under the Incentive Award Plan. Under the terms of our Incentive Award Plan, the number of shares initially available for issuance will be increased by an annual increase on January 1 of each calendar year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) three percent (3%) of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as determined by our Board. Effective as of January 1, 2022, the number of shares initially available for issuance was increased by 7,563,950 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Approval of Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Legal Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Pre-Business Combination GWAC Related Party Transactions

In July 2020, certain of GWAC’s initial stockholders purchased 4,312,500 founder shares for an aggregate purchase price of $25,000 (of which 62,500 shares were forfeited by the Sponsor). In August 2020, certain of GWAC’s initial stockholders forfeited 1,355,000 founder shares and the Anchor Investors purchased 1,355,000 founder shares for an aggregate purchase price of approximately $7,855, or approximately $0.006 per share. In October 2020, The Sponsor forfeited an aggregate of 562,500 founder shares for no consideration, and GW Sponsor 2, LLC, an entity managed by GWAC’s management, purchased from GWAC 562,500 shares for a purchase price of $163,125.

The Anchor Investors purchased an aggregate of 228,000 private placement units at a price of $10.00 per unit ($2,280,000 in the aggregate) in a private placement that closed simultaneously with the closing of GWAC’s initial public offering. The private placement units are identical to the units sold in GWAC’s initial public offering except that the private placement warrants included in the private placement units: (i) will not be redeemable by GWAC and (ii)may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or any of their permitted transferees, the private placement warrants will be redeemable by GWAC and exercisable by the holders on the same basis as the warrants included in the units sold in GWAC’s initial public offering.

In connection with GWAC’s initial public offering, GWAC entered into an Administrative Services Agreement, which agreement was amended in February 2021, pursuant to which GWAC pays Shoreline Capital Advisors, Inc., an affiliate of one of GWAC’s officers, a total of $10,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Accordingly, upon completion of the Business Combination, Shoreline Capital Advisors, Inc. was paid a total of $210,000 ($10,000 per month) and was entitled to be reimbursed for any out-of-pocket expenses.

The Sponsor, executive officers and directors, or any of their respective affiliates, were reimbursed for out-of-pocket expenses incurred in connection with activities on GWAC’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. GWAC engaged I-Bankers as an advisor in connection with GWAC’s business combination. Accordingly, upon completion of the Business Combination, I-Bankers was paid for such services an amount equal to, in the aggregate, $7,650,000 or 4.5% of the gross proceeds of GWAC’s IPO, including the proceeds from the partial exercise of the over-allotment option.

Master Services and Supply Agreement

At the Closing, Bitfury Top HoldCo and Cipher entered into the Master Services and Supply Agreement. The initial term of the agreement is 84 months, with automatic 12-month renewals thereafter (unless either party provides sufficient notice of non-renewal). Pursuant to this agreement, Cipher can order, and Bitfury Top HoldCo is required to use commercially reasonable efforts to provide, certain construction, engineering, operations and other services and equipment required to launch and maintain Cipher’s mining centers in the United States. For a detailed description of the agreement, see “Business-Material Agreements-Master Services and Supply Agreement” and for the risks related to this agreement, see “Risk Factors—Risks Related to our Common Stock and Warrants—Bitfury Top HoldCo is our controlling shareholder and, as such, may be able to control our strategic direction and exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation.” and “Risk Factors—Risks Related to our Common Stock and Warrants—Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement and is a holding company with limited assets.”

On October 11, 2021, we entered into an agreement with Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of between 28,000 to 56,000 mining rigs, to be delivered in seven batches on a monthly basis between June 2022 and December 2022. The agreement is a non-binding commitment unless and until confirmed by a mutually executed order confirmation. Based on our latest market assessments, we currently do no anticipate entering into any such order confirmations. Generally, under this agreement, we agreed to pay a maximum price of $6,250 per machine, with an advance payment of $10,000,000 due on or before the third business day following the execution of the agreement, and advance payments for each monthly batch due thereafter in accordance with the terms of the agreement. As of December 31, 2021, we had paid a deposit of $10,000,000 for the miners. If we do not enter into any order confirmations, the deposit is expected to be returned to us or used to partially offset amounts that we may owe to the Bitfury Group under any other arrangements.

On October 21, 2021, as subsequently amended on January 5, 2022, we entered into an agreement with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase 20 units of BlockBox air-cooled containers. We agreed to pay a purchase price of $190,824 per container. The delivery of those the containers is currently expected to begin in the first quarter of 2022.

On December 29, 2021, through Cipher Mining Technologies, we also entered into the BBAC Agreement with Bitfury USA Inc. to purchase 180 units of BlockBox air-cooled containers, which are expected to be delivered in 20 batches between May 2022 and October 2022. We agreed to pay a purchase price of $196,880 per BBAC. As of December 31, 2021, we paid a total advance payments of $3,543,840 under the BBAC Agreement. For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commitments.”

Bitfury Top HoldCo is Cipher’s controlling shareholder. Bitfury Top HoldCo is entitled to appoint a majority of the members of the Board, and it has the power to determine the decisions to be taken at Cipher’s shareholder meetings on matters of Cipher’s management that require the prior authorization of Cipher’s shareholders, including in respect of related party transactions, such as the Master Services and Supply Agreement. Thus, the decisions of Bitfury Top HoldCo as the controlling shareholder of Cipher on these matters, including its decisions with respect to its or Cipher’s performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of our common stock holders. For further details, see “Risk Factors—Risks Related to our Common Stock and Warrants—Bitfury Top HoldCo is our controlling shareholder and, as such, may be able to control our strategic direction and exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation.”

Delta Strategy Group

On November 30, 2021, we entered into an agreement with Delta Strategy Group (the “Delta Agreement”). James Newsome, a member of the Board, is the founding partner of Delta Strategy Group. Under the Delta Agreement, Delta Strategy Group is expected to provide us with consulting and advisory services related to regulatory strategy and advocacy work in the U.S. digital asset space. The Delta Agreement provides for a monthly retainer of $5,000 and coverage of reasonable expenses associated with performance of the services. The Delta Agreement is valid for one year with renewal on an annual basis.

Director and Officer Indemnification

The Governing Documents provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. In connection with Closing, Cipher entered into indemnification agreements for each post-Closing director and executive officer of Cipher.

Independence of the Board of Directors

As a controlled company within the meaning of the Nasdaq rules, we are not required to have a board that is composed of a majority of independent directors, as defined in the Nasdaq rules. However, we currently do not rely on that exemption and voluntarily comply with the Nasdaq requirement to have a board that is composed of a majority of independent directors. Our board of directors has determined that each of Cary Grossman, Caitlin Long, James Newsome, Wesley Williams, Holly Morrow Evans and Robert Dykes qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Tyler Page is not an independent director due to his employment as Chief Executive Officer of the Company.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Marcum LLP (“Marcum”), our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
Fee Category	2021	2020
Audit Fees	$487,035	$-
Audit-Related Fees	-	-
Tax Fees	5,665	-
All Other Fees	-	-
Total Fees	$492,700	$-

Audit Fees

Audit fees consist of fees related to professional services rendered in connection with the annual audit of our financial statements, review of our quarterly financial statements and review of the Company’s registration statements and other filings.

Audit-Related Fees

Audit‑related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the last two fiscal years.

Tax Fees

Tax fees consist of fees billed for professional services related to State and Local Tax preparation.

All Other Fees

We did not pay Marcum for other services for the last two fiscal years.

Audit Committee Pre‑Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre‑Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non‑audit services proposed to be performed by the independent auditor may be pre‑approved. The Pre‑Approval Policy generally provides that we will not engage Marcum to render any audit, audit‑related, tax or permissible non‑audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre‑approval”) or (ii) entered into pursuant to the pre‑approval policies and procedures described in the Pre‑Approval Policy (“general pre‑approval”). Unless a type of service to be provided by Marcum has received general pre‑approval under the Pre‑Approval Policy, it requires specific pre‑approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre‑approvals. Any proposed services exceeding pre‑approved cost levels or budgeted amounts will also require specific pre‑approval. For both types of pre‑approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre‑approves the services (and related fee levels or budgeted amounts) that may be provided by Marcum without first obtaining specific pre‑approval from the Audit Committee. The Audit Committee may revise the list of general pre‑approved services from time to time, based on subsequent determinations.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
(1) Financial Statements.

The following documents are included on pages F‑1 through F‑29 attached hereto and are filed as part of this Annual Report on Form 10‑K.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated Balance Sheets as of December 31, 2021 and January 31, 2021	F‑3
Consolidated Statements of Operations for the eleven months ended December 31, 2021 and for the period from January 7, 2021 (inception) to January 31, 2021	F‑4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the eleven months ended December 31, 2021 and for the period from January 7, 2021 (inception) to January 31, 2021	F‑5
Consolidated Statements of Cash Flows for the eleven months ended December 31, 2021 and for the period from January 7, 2021 (inception) to January 31, 2021	F‑6
Notes to Consolidated Financial Statements	F‑7

(a)
(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.

(a)
(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date	Furnished Herewith

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/21
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/21
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/21
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/20
4.3	Description of Capital Stock					*
10.1	Master Services and Supply Agreement, by and among Bitfury Top HoldCo B.V. and Cipher Mining Technologies Inc. dated August 26, 2021	8-K	001-39625	10.1	8/31/21
10.2	Amended and Restated Registration Rights Agreement among Good Works Acquisition Corp., Good Works Acquisition Corp.’ directors, Bitfury Top HoldCo and others, dated August 26, 2021	8-K	001-39625	10.2	8/31/21
10.3	Company Lock-Up Agreement by and among Bitfury Top HoldCo B.V. and Good Works Acquisition Corp.	8-K	001-39625	10.3	8/31/21
10.4	Sponsor Lock-Up Agreement by and among I-B Goodworks LLC and Good Works Acquisition Corp.	8-K	001-39625	10.4	8/31/21

10.5	Form of Indemnification and Advancement Agreement for Cipher Mining Inc.	S-4/A	333-256115	10.16	6/15/21
10.6#	Form of Indemnification and Advancement Agreement for Cipher Mining Technologies Inc.	S-4/A	333-256115	10.17	6/15/21
10.7	Amended and Restated Bitfury Subscription Agreement	8-K	001-39625	10.7	8/31/21
10.8#	Cipher Mining Incentive Award Plan	8-K	001-39625	10.8	8/31/21
10.9#	Form of Cipher Mining Inc. Restricted Stock Grant Notice and Restricted Stock Agreement under Incentive Award Plan	8-K	001-39625	10.8(a)	8/31/21
10.10#	Form of Cipher Mining Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Incentive Award Plan	8-K	001-39625	10.8(b)	8/31/21
10.11#	Form of Cipher Mining Inc. Stock Option Grant Notice and Stock Option Agreement under Incentive Award Plan	8-K	001-39625	10.8(c)	8/31/21
10.12	Form of PIPE Subscription Agreement by and between Good Works Acquisition Corp. and the undersigned subscriber party thereto	8-K	001-39625	10.1	3/5/21
10.13	Power Purchase Agreement, dated June 23, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.22	7/9/21
10.14	First Amendment to the Power Purchase Agreement, dated July 9, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.23	7/9/21
10.15	Lease Agreement, dated June 29, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.24	7/9/21
10.16	First Amendment to the Lease Agreement, dated July 9, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.25	7/9/21
10.17	Purchase and Sale Agreement, dated June 28, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.26	7/9/21
10.18	First Amendment to the Purchase and Sale Agreement, dated July 9, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.27	7/9/21
10.19	Hosting Agreement dated April 1, 2021, as amended and restated in its entirety on May 12, 2021, by and between Cipher Mining Technologies Inc. and 500 N 4th Street LLC.	S-4/A	333-256115	10.20	5/14/21
10.20	Framework Agreement, dated June 10, 2021, by and between WindHQ LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.24	6/15/21
10.21	Fee Side Letter to the Master Services and Supply Agreement by and among Bitfury Top Holdco B.V. and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.22	6/15/21
10.22	Non-Fixed Price Sales and Purchase Agreement, dated August 20, 2021	8-K	001-39625	10.1	9/2/21
10.23	Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement, dated August 30, 2021	8-K	001-39625	10.2	9/2/21
10.24	Framework Agreement on Supply of Blockchain Servers, dated September 2, 2021	8-K/A	001-39625	10.1	9/10/21
10.26#	Employment Agreement, dated as of May 11, 2021, by and between Tyler Page and Cipher Mining Technologies Inc.	S-4	333-256115	10.23	5/14/21
10.27#	Employment Agreement, dated as of May 11, 2021, by and between Edward Farrell and Cipher Mining Technologies Inc.	S-4	333-256115	10.24	5/14/21
10.28#	Employment Agreement, dated as of May 11, 2021, by and between William Iwaschuk and Cipher Mining Technologies Inc.	S-4	333-256115	10.25	5/14/21

10.29#	Employment Agreement, dated as of May 11, 2021, by and between Patrick Kelly and Cipher Mining Technologies Inc.	S-4	333-256115	10.26	5/14/21
10.30	Purchase Order No. 21-041, dated December 29, 2021	8-K	001-39625	10.1	1/04/22
10.31	Pre-Order Purchase Order No. CFR-001, dated October 11, 2021.	8-K	001-39625	10.1	10/13/21
10.32#	Non-Employee Director Compensation Policy.	S-1	333-262283	10.35	1/21/22
10.33	Purchase Order No. 21-041, dated December 29, 2021.	8-K	001-39625	10.1	1/4/22
10.34	Form of LLC Agreement					*
10.35	Second Amendment to the Power Purchase Agreement, dated February 28, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.					*
21.1	List of Subsidiaries of Cipher Mining Inc.					*
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit because such information is both (i) non-material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHER MINING INC.

Date: March 4, 2022	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer

Date: March 4, 2022	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tyler Page, Edward Farrell, William Iwaschuk and Michael Brown, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, authorizing said persons and granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyler Page	Director, Chief Executive Officer	March 4, 2022
Tyler Page	(Principal Executive Officer)

/s/ Edward Farrell	Chief Financial Officer	March 4, 2022
Edward Farrell	(Principal Financial and Accounting Officer)

/s/ Caitlin Long	Director	March 4, 2022
Caitlin Long

/s/ Holly Morrow Evans	Director	March 4, 2022
Holly Morrow Evans

/s/ Robert Dykes	Director	March 4, 2022
Robert Dykes

/s/ James Newsome	Director	March 4, 2022
James Newsome

/s/ Cary Grossman	Director	March 4, 2022
Cary Grossman

/s/ Wesley Williams	Director	March 4, 2022
Wesley Williams

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2021 and January 31, 2021	F-3
Consolidated Statements of Operations for the Eleven Months Ended December 31, 2021 and for the period from January 7, 2021 (inception) to January 31, 2021	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Eleven Months Ended December 31, 2021 and for the period from January 7, 2021 (inception) to January 31, 2021	F-5
Consolidated Statements of Cash Flows for the Eleven Months Ended December 31, 2021 and for the period from January 7, 2021 (inception) to January 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cipher Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cipher Mining Inc. (the “Company”) as of December 31, 2021 and January 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the eleven months ended December 31, 2021, and the period from January 7, 2021 (inception) through January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 31, 2021, and the results of its operations and its cash flows for the eleven months ended December 31, 2021, and the period from January 7, 2021 (inception) through January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

San Francisco, CA

March 4, 2022

CIPHER MINING INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$209,841,257	$-
Prepaid expenses	13,818,825	-
Total current assets	223,660,082	-

Property and equipment, net	5,124,266	1,637
Deposits on equipment	114,856,314	-
Deferred offering costs	-	171,450
Deferred investment costs	174,250	-
Security deposits	10,352,306	-
Total assets	$354,167,218	$173,087

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$241,764	$1,919
Accrued expenses	257,487	174,648
Total current liabilities	499,251	176,567

Warrant liability	136,800	-
Total liabilities	636,051	176,567

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized and none issued and outstanding as of December 31, 2021, no shares authorized as of January 31, 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 252,131,679 shares issued and 249,279,420 shares outstanding as of December 31, 2021, 200,000,000 shares authorized and subscribed as of January 31, 2021	252,132	200,000
Subscription receivable	-	(5)
Additional paid-in capital	425,437,931	(199,995)
Treasury stock, at par, 2,852,259 shares as of December 31, 2021, no shares as of January 31, 2021	(2,852)	-
Accumulated deficit	(72,156,044)	(3,480)
Total stockholders' equity (deficit)	353,531,167	(3,480)
Total liabilities and stockholders' equity (deficit)	$354,167,218	$173,087

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Eleven Months Ended December 31, 2021	For the period January 7, 2021 (inception) through January 31, 2021
Costs and expenses
General and administrative	$72,146,944	$3,475
Depreciation	4,867	5
Total costs and expenses	72,151,811	3,480
Operating loss	(72,151,811)	(3,480)
Other expense
Interest income	4,331	-
Interest expense	(26,912)	-
Change in fair value of warrant liability	21,828	-
Total other expense	(753)	-
Net loss	$(72,152,564)	$(3,480)
Basic and diluted net loss per share	$(0.33)	$-
Basic and diluted weighted average number of shares outstanding	218,026,424	-

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock				Treasury Stock			Total
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance as of January 7, 2021, as previously reported	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Subscription receivable	-	-	500	1	(5)	4	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(3,480)	(3,480)
Balance as of January 31, 2021, as previously reported	-	-	500	1	(5)	4	-	-	(3,480)	(3,480)
Retroactive application of recapitalization	-	-	199,999,500	199,999	-	(199,999)	-	-	-	-
Balance as of January 31, 2021, after effect of reverse acquisition	-	-	200,000,000	200,000	(5)	(199,995)	-	-	(3,480)	(3,480)
Cash received for common stock subscribed	-	-	-	-	5	-	-	-	-	5
Business Combination, net of redemptions and equity issuance costs of $40.6 million	-	-	46,381,119	46,381	-	385,121,265	-	-	-	385,167,646
Delivery of common stock underlying restricted stock units	-	-	5,750,560	5,751	-	(5,751)	-	-	-	-
Shares settled for tax withholding on vesting of restricted stock units	-	-	-	-	-	(23,243,061)	(2,852,259)	(2,852)	-	(23,245,913)
Share-based compensation	-	-	-	-	-	63,765,473	-	-	-	63,765,473
Net loss	-	-	-	-	-	-	-	-	(72,152,564)	(72,152,564)
Balance as of December 31, 2021	-	$-	252,131,679	$252,132	$-	$425,437,931	(2,852,259)	$(2,852)	$(72,156,044)	$353,531,167

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Eleven Months Ended December 31, 2021	For the period January 7, 2021 (inception) through January 31, 2021
Cash flows from operating activities
Net loss	$(72,152,564)	$(3,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,867	5
Change in fair value of warrant liability	(21,828)	-
Share-based compensation	63,765,473	-
Changes in assets and liabilities:
Prepaid expenses	(13,385,639)	-
Security deposits	(10,352,306)	-
Accounts payable	221,775	277
Accrued expenses	254,289	3,198
Net cash used in operating activities	(31,665,933)	-
Cash flows from investing activities
Deposits on equipment	(114,856,314)	-
Purchases of property and equipment	(5,109,426)	-
Payments for deferred investment costs	(174,250)	-
Net cash used in investing activities	(120,139,990)	-
Cash flows from financing activities
Proceeds from borrowings on related party loan	7,038,038	-
Repayments under related party loan	(7,038,038)	-
Proceeds from the issuance of common stock	5	-
Business Combination, net of issuance costs paid	384,893,088	-
Repurchase of common shares to pay employee withholding taxes	(23,245,913)	-
Net cash provided by financing activities	361,647,180	-
Net increase in cash and cash equivalents	209,841,257	-
Cash and cash equivalents, beginning of the period	-	-
Cash and cash equivalents, end of the period	$209,841,257	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$26,912	$-
Cash paid for income taxes, net	$-	$-
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases in accounts payable	$18,070	$1,642
Net assets assumed from GWAC in the Business Combination	$433,186	$-
Non-cash fair value of private warrants	$261,060	$-
Deferred offering costs included in accrued expenses	$-	$171,450

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS

Organization

On August 27, 2021 (the “Closing Date”), Good Works Acquisition Corp. (“GWAC”), a special purpose acquisition company, consummated the Agreement and Plan of Merger dated as of March 4, 2021 (the “Merger Agreement”), by and among GWAC, Currency Merger Sub, Inc. (“Merger Sub”), a wholly-owned direct subsidiary of GWAC, and Cipher Mining Technologies Inc. (“Cipher Mining Technologies”).

Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Cipher Mining Technologies, the separate corporate existence of Merger Sub ceasing and Cipher Mining Technologies being the surviving corporation and a wholly-owned subsidiary of GWAC (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the Business Combination, the combined company was named Cipher Mining Inc. (“Cipher” or the “Company”). The Company comprises all of GWAC’s and Cipher Mining Technologies’ operations.

Business

The Company is an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, the Company is developing and growing a cryptocurrency mining business, specializing in Bitcoin. As a stand-alone, U.S.-based cryptocurrency mining business, the Company has begun its buildout of cryptocurrency mining sites in the United States. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning at one site in February 2022 and with power and infrastructure readiness at two of its other mining sites planned by the end of March 2022.

Cipher Mining Technologies was established on January 7, 2021, in Delaware, by Bitfury Top Holdco B.V. and its subsidiaries (“Bitfury Top Holdco” and, with its subsidiaries, the “Bitfury Group”), a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 82.6% and 83.4% of the Company’s common stock as of December 31, 2021 and upon completion of the Business Combination (as defined above), respectively, with sole voting and sole dispositive power over those shares and, as a result, the Bitfury Group has control of the Company as defined in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation.”

Risks and uncertainties

Liquidity and Financial Condition

The Company incurred a net loss of $72.2 million and negative cash flows from operations of $31.7 million for the eleven months ended December 31, 2021. As of December 31, 2021, the Company had approximate balances of cash and cash equivalents of $209.8 million, working capital of $223.2 million, total stockholders’ equity of $353.5 million and an accumulated deficit of $72.2 million. To date, the Company has, in large part, relied on proceeds from the consummation of the Business Combination to fund its operations. During the eleven months ended December 31, 2021, the Company paid approximately $114.9 million as deposits on equipment, primarily for miners, and has significant future commitments related to these deposits as detailed in Note 6, for which the Company will need additional capital in order to meet these commitments in accordance with the existing contractual terms. Management believes that the Company’s existing financial resources, combined with its ability to delay or change its planned buildout steps, are sufficient to meet its operating and capital requirements for at least 12 months from the date these consolidated financial statements are issued.

There is limited historical financial information about the Company upon which to base an evaluation of its performance and the Company has not generated any revenues from its business to date. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. Management of the Company has no current intention of entering into a merger or acquisition within the next 12

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months and has a specific business plan and timetable to complete our 12-month plan of operation. The Company is in the process of an active operational buildout and anticipates that additional capital will be required to implement the buildout. The Company may also require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to becoming a public company. Accordingly, the Company may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited. If the Company is unable to obtain adequate debt or equity financing for its planned buildout, the Company may be required to delay or change its planned buildout steps, which may adversely affect the Company's business plan.

COVID-19

The Company's results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of the Company's control, such as the outbreak and global spread of the novel coronavirus disease (“COVID-19”). The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments across the world, including the United States, introduced measures aimed at preventing the spread of COVID-19. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as result of the COVID-19 pandemic or otherwise, could result in a variety of risks to the business and management cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact its business.

The Company may experience disruptions to its business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of its employees or its counterparties to perform their jobs. The Company may also experience delays in construction and obtaining necessary equipment in a timely fashion. If the Company is unable to effectively set up and service its miners, its ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect the Company's business, prospects, financial condition, and operating results.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) as determined by the FASB and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

The Merger was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, GWAC is treated as the acquired company and Cipher Mining Technologies is treated as the acquirer for financial statement reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Cipher Mining Technologies issuing stock for the net assets of GWAC, accompanied by a recapitalization. The net assets of GWAC are stated at historical cost, with no goodwill or other intangible assets recorded, see Note 3.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cipher Mining Technologies was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

•
Cipher Mining Technologies’ existing shareholder has the greatest voting interest in the Company;
•
the majority of the members of the board of directors of the Company are primarily composed of individuals associated with Cipher Mining Technologies;
•
Cipher Mining Technologies’ senior management is the senior management of the Company; and
•
Cipher Mining Technologies’ operations prior to the Reverse Recapitalization comprise the only ongoing operations of the Company after the consummation of the Business Combination.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Cipher Mining Technologies. The shares and corresponding capital amounts and losses per share prior to the Business Combination have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination, see Note 3.

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, Cipher Mining Technologies. All intercompany transactions and balances have been eliminated.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the previously reported financial position.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company's consolidated financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuation of the warrant liability, useful lives of property and equipment, and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Change in fiscal year

Cipher Mining Technologies assumed GWAC’s financial calendar for the combined entity beginning with the third fiscal quarter ending September 30 and its fiscal year ending December 31. This change to the fiscal year end was approved by the Company's board of directors (“Board”) on September 23, 2021. Cipher Mining Technologies’ fiscal year previously ended on January 31.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consist of funds held in a money market account. The Company had $101.0 million and nil in cash equivalents as of December 31, 2021 and January 31, 2021, respectively.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred offering and deferred investment costs

Deferred offering costs consist of legal fees incurred as of the balance sheet date that were directly related to the Business Combination and were allocated as offering costs to the proceeds received and substantially charged to shareholders' equity (deficit) upon the consummation of the Business Combination, see Note 3.

Deferred investment costs consist of legal fees incurred through the balance sheet date that are directly related to the formation of a joint venture and which will be capitalized as part of the Company’s total investment in the joint venture upon consummation of the joint venture agreement, see Note 9.

Property and equipment, net

Property and equipment consists primarily of construction-in-progress at one of the Company’s planned sites in Texas and computer equipment and is stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer-related assets. Construction-in-progress consists primarily of leasehold improvements at one of the Texas sites which, when placed into service, will be depreciated in accordance with the lease term of five years.

Property and equipment, net consisted of the following:

	December 31, 2021	January 31, 2021
Computer equipment	$59,720	$1,642
Construction-in-progress	5,069,418	-
Property and equipment, gross	5,129,138	1,642
Less: accumulated depreciation	(4,872)	(5)
Property and equipment, net	$5,124,266	$1,637

Impairment of long-lived assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used will be measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no indicators of impairment during the eleven months ended December 31, 2021 or during the period from January 7, 2021 (inception) through January 31, 2021.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Private Placement Warrants are accounted for as a liability under ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” as they are a freestanding financial instrument that require the Company to transfer assets upon exercise. The Company recorded the Private Placement Warrants as a liability in the consolidated balance sheet at fair value on the Closing Date, with subsequent changes in fair value recognized in the change in fair value of warrant liability within the consolidated statements of operations. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in Note 4.

Share-based compensation

The Company accounts for all share-based payments to employees, consultants and directors, which may include grants of stock options, stock appreciation rights, restricted stock awards, and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. As of December 31, 2021, the Company has awarded only RSUs with service-based vesting conditions (“Service-Based RSUs”) and performance-based RSUs with market-based vesting conditions (“Performance-Based RSUs”). Compensation expense for all awards is amortized based upon a graded vesting method over the estimated requisite service period. All share-based compensation expenses are recorded in general and administrative expense in the consolidated statements of operations. Forfeitures are recorded as they occur. See also Note 12 below.

The fair value of Service-Based RSUs is the closing market price of the Company's Common Stock on the date of the grant. The Company employs a Monte Carlo simulation technique to calculate the fair value of the Performance-Based RSUs on the date granted based on the average of the future simulated outcomes. The Performance-Based RSUs contain different market-based vesting conditions that are based upon the achievement of certain market capitalization milestones. Under the Monte Carlo simulation model, a number of variables and assumptions are used including, but not limited to, the underlying price of the Company's Common Stock, the expected stock price volatility over the term of the award, a correlation coefficient, and the risk-free rate. The Performance-Based RSUs awarded do not have an explicit requisite service period, therefore compensation expense is recorded over a derived service period based upon the estimated median time it will take to achieve the market capitalization milestone using a Monte Carlo simulation.

Weighted average assumptions used in the November 17, 2021 Monte Carlo valuation model for Performance-Based RSUs awarded on that date were: expected volatility of 96.1% and a risk-free rate of 1.60% based upon a remaining term of 10 years.

Treasury stock

Treasury share purchases obtained through share withholdings for taxes are recorded at par value.

Revenue recognition

The Company will recognize revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•
Step 1: Identify the contract with the customer
•
Step 2: Identify the performance obligations in the contract
•
Step 3: Determine the transaction price
•
Step 4: Allocate the transaction price to the performance obligations in the contract
•
Step 5: Recognize revenue when the company satisfies a performance obligation

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of the cryptocurrency awards received will be determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management expects to exercise significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

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

Cryptocurrencies

Cryptocurrencies, including Bitcoin, will be included in current assets in the consolidated balance sheets. Cryptocurrencies purchased will be recorded at cost and cryptocurrencies awarded to the Company through its mining activities will be accounted for in connection with the Company’s revenue recognition policy disclosed above.

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

Purchases of cryptocurrencies made by the Company will be included within investing activities in the consolidated statements of cash flows, while cryptocurrencies awarded to the Company through its mining activities will be included as a non-cash adjustment within operating activities in the consolidated statements of cash flows. The sales of cryptocurrencies will be included within investing activities in the consolidated statements of cash flows and any realized gains or losses from such sales will be included in other income (expense) in the consolidated statements of operations. The Company will account for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 or January 31, 2021. The Company did not record any interest and penalties for the unrecognized tax benefits for the eleven months ended December 31, 2021 or during the period from January 7, 2021 (inception) through January 31, 2021, though its policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions. The Company did not have any foreign operations during any periods presented in these consolidated financial statements. The statute of limitations for assessment by the Internal Revenue Service and state tax authorities is open since inception, and in addition, carryforward attributes generated since inception may be adjusted upon examination to the extent utilized in a future period. The Company is not aware of any tax examinations currently taking place.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Leases

Effective February 1, 2021, the Company began accounting for leases in accordance with ASC 842, “Leases”. Accordingly, the Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

A lease liability will be recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability will also be recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Company’s operating leases, fixed lease payments will be recognized as lease expense on a straight-line basis over the lease term. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

The Company entered into a series of agreements with affiliates of Luminant ET Services Company LLC (“Luminant”), including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). Additionally, the Company executed a lease for office space dated December 17, 2021. Once either the Luminant Lease Agreement or the office lease are effective and the Company has control over the applicable leased asset, the Company will record both a ROU asset and a corresponding lease liability in accordance with ASC 842 for each lease component as applicable under the respective agreements.

Recently issued and adopted accounting pronouncements

Recently adopted accounting pronouncements

Effective February 1, 2021, the Company early adopted ASC 842 using the modified retrospective method. This new guidance requires a lessee to recognize both a ROU asset representing its right to use the underlying asset for the lease term and a liability for future lease payments on the balance sheet for almost all of its leases. The new guidance continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time. Classification for both lessees and lessors is now based on an assessment of whether a lease contract is economically similar to the purchase of a non-financial asset from the perspective of control. The new guidance also requires quantitative and qualitative disclosures to enable users to understand the amount, timing, and judgments related to leases and the related cash flows. There was no impact to the Company's consolidated financial statements as of or for the eleven months ending December 31, 2021 resulting from the early adoption of ASC 842.

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2019-12 on our consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2021-04 reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATION

As discussed in Note 1, on August 27, 2021, GWAC, Merger Sub and Cipher Mining Technologies consummated the Business Combination (the “Closing”), with Cipher Mining Technologies surviving the Merger as a wholly-owned subsidiary of Cipher.

At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Merger Agreement, each share of Cipher Mining Technologies common stock was canceled and converted into the right to receive 400,000 shares (the “Exchange Ratio”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”).

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

In connection with the execution of the Merger Agreement, GWAC also entered into: (i) subscription agreements to sell to certain investors (the “PIPE Investors”), an aggregate of 32,235,000 shares of Common Stock, immediately following the Closing, for a purchase price of $10.00 per share and aggregate gross proceeds of $322.4 million (the “PIPE Financing”) and (ii) a subscription agreement with Bitfury Top HoldCo to sell to Bitfury Top HoldCo (or an affiliate of Bitfury Top HoldCo) an aggregate of 6,000,000 shares of Common Stock following the Closing, for a purchase price of $10.00 per share and Bitfury Top HoldCo’s payment in cash and/or forgiveness of outstanding indebtedness for aggregate gross proceeds of $60.0 million (the “Bitfury Private Placement”).

Upon the consummation of the Business Combination, all holders of Cipher Mining Technologies common stock received shares of the Company's Common Stock at $10.00 per share after giving effect to the Exchange Ratio, resulting in 200,000,000 shares of Common Stock to be immediately issued and outstanding to Bitfury Top HoldCo (in addition to 8,146,119 shares of Common Stock held by GWAC), 32,235,000 shares of Common Stock held by the PIPE Investors and 6,000,000 shares of Common Stock received by Bitfury Holding under the Bitfury Private Placement, based on the following events contemplated by the Merger Agreement:

•
the cancellation of each issued and outstanding share of Cipher Mining Technologies common stock; and
•
the conversion into the right to receive a number of shares of the Company's Common Stock based upon the Exchange Ratio.

The following table reconciles the elements of the Business Combination to the statement of cash flows and the statement of changes in stockholders’ equity (deficit) for the eleven months ended December 31, 2021.

Recapitalization
Cash - GWAC trust and cash, net of redemptions	$43,197,478
Cash - PIPE Financing	322,350,000
Cash, subscription receivable and/or debt forgiveness - Bitfury Private Placement	60,000,000
Add: Non-cash net assets assumed from GWAC	433,186
Less: Fair value of private warrants	(261,060)
Less: Transaction costs and advisory fees allocated to equity	(40,551,958)
Net Business Combination	385,167,646
Less: Non-cash net assets assumed from GWAC	(433,186)
Less: Transaction costs and advisory fees allocated to warrants	(102,432)
Add: Fair value of private warrants	261,060
Net cash contributions from Business Combination	$384,893,088

The Company recorded transaction costs and advisory fees allocated to the Private Placement Warrants as a component of change in fair value of warrant liability in the statement of operations.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(1)
The number of Cipher Mining Technologies common shares outstanding immediately prior to the Business Combination was 500 shares converted at the Exchange Ratio.

NOTE 4. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$101,004,331	$-	$-	$101,004,331
	$101,004,331	$-	$-	$101,004,331
Liabilities included in:
Warrant liability	$-	$-	$136,800	$136,800
	$-	$-	$136,800	$136,800

Fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate the recorded value due to the short-term nature of these items. The Company’s Private Placement Warrants are classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market.

The valuation of the Private Placement Warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	August 26, 2021	December 31, 2021
Risk-free rate	0.84%	1.20%
Dividend yield rate	0.00%	0.00%
Volatility	21.6%	58.8%
Contractual term (in years)	5.00	4.65
Exercise price	$11.50	$11.50

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in the fair value of the Private Placement Warrants for the eleven months ended December 31, 2021:

Balance, February 1, 2021	$-
Assumed in Business Combination	261,060
Change in fair value	(124,260)
Balance, December 31, 2021	$136,800

NOTE 5. PREPAID AND ACCRUED EXPENSES

As of December 31, 2021, the Company had $13.8 million of prepaid expenses on its consolidated balance sheet, which was almost entirely related to prepaid insurance. There were no prepaid expenses as of January 31, 2021.

The Company's accrued expenses consisted of the following:

	December 31, 2021	January 31, 2021
Accounting and audit	$152,800	$875
Legal costs	100,000	171,450
Employee related	4,687	-
Investor relations	-	2,323
Total accrued expenses	$257,487	$174,648

NOTE 6. DEPOSITS ON EQUIPMENT

As of December 31, 2021, the Company had outstanding executed purchase agreements for the purchase of (1) 27,000 Antminer S19j Pro (100 TH/s) miners from Bitmain Technologies Limited (“Bitmain”) and (2) 60,000 MicroBT M30S, M30S+ and M30S++ miners from SuperAcme Technology (Hong Kong) Limited (“SuperAcme”). The Company also has an agreement for the purchase of between 28,000 to 56,000 mining rigs from Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement between the Company and Bitfury Top HoldCo dated August 26, 2021. The agreement is a non-binding commitment unless and until confirmed by a mutually executed order confirmation. See Note 8 for more information on the Master Services and Supply Agreement. All of the miners to be acquired under the purchase agreements with Bitmain and SuperAcme are to be delivered in monthly batches from January 2022 through December 2022.

Additionally, the Company also entered into two agreements with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of 200 units of BlockBox air-cooled containers (each a “BBAC”), the modular data centers that house mining machines. The delivery of the first 20 containers is expected to begin in the first quarter of 2022 and the remainder are expected to be delivered in 20 batches between May 2022 and October 2022.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) are summarized below:

Vendor	Agreement Date	Maximum Purchase Commitment*	Deposits Paid	Expected Shipping
Bitmain Technologies Limited**	August 20, 2021 and August 30, 2021	$171,135,000	$75,024,010	January 2022 - September 2022
SuperAcme Technology (Hong Kong)**	September 2, 2021	222,400,800	22,240,080	July 2022 - December 2022
Bitfury Top HoldCo B.V.	October 11, 2021	***	10,000,000	***
Bitfury USA Inc. and other vendors (primarily for BBACs)	Various	44,594,951	7,592,224
Total		$438,130,751	$114,856,314

* Maximum purchase commitment does not consider discounts that the Company may qualify for with the respective vendors, which could reduce the total cost of the miners.

** Pursuant to the Company's agreements with Bitmain and SuperAcme, the Company is responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

*** As of December 31, 2021, there were no mutually executed order confirmations and as such, the Company had no binding commitments to acquire miners from Bitfury Top HoldCo.

NOTE 7. SECURITY DEPOSITS

Security deposits as of December 31, 2021 are shown in the table below. No security deposits had been paid as of January 31, 2021.

December 31, 2021
Luminant Purchase and Sale Agreement collateral (see Note 9)	$3,063,020
Luminant Power Purchase Agreement Independent Collateral Amount (see Note 9)	6,276,902
Office lease security deposit	922,384
Other deposits	90,000
Total security deposits	$10,352,306

NOTE 8. RELATED PARTY TRANSACTIONS

Master Services and Supply Agreement

In connection with the Business Combination, Bitfury Top HoldCo and Cipher entered into the Master Services and Supply Agreement on August 26, 2021. The initial term of the agreement is 84 months, with automatic 12-month renewals thereafter (unless either party provides sufficient notice of non-renewal). Pursuant to this agreement, Cipher can request and Bitfury Top HoldCo is required to use commercially reasonable efforts to provide, or procure the provision of, certain equipment and/or services, such as construction, engineering and operations, in each case as may be required to launch and maintain Cipher’s mining centers in the United States. The Master Services and Supply Agreement is not exclusive to Bitfury Top HoldCo or any of its affiliates, and Cipher may retain any other parties to manufacture and deliver any equipment or perform any of the services required. Cipher is

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not obligated to order any equipment or services from the Bitfury Group under the Master Services and Supply Agreement.

In addition to the Master Services and Supply Agreement, Cipher and Bitfury Holding also entered into a fee side letter, which sets out the basic pricing framework applicable under the Master Services and Supply Agreement for any services. Under the side letter, monthly fees for any potential future services, if any, would be determined by reference to two groups of services, which may be provided under the Master Services and Supply Agreement: (i) Bitfury Top HoldCo’s “onsite” services fee would be calculated on a straight cost +5% basis (plus applicable duties and taxes); and (ii) Bitfury Top HoldCo’s “remote services” would be calculated on a ratchet basis applying a management fee of $1000/MW up to 445MW (capped at $200,000/month) and $450USD/MW above 445MW (plus applicable duties and taxes).

Purchase commitments and deposits on equipment

As discussed above in Note 6, the Company entered into agreements with Bitfury Top HoldCo providing the Company an option to purchase mining rigs and with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, for BBACs. Such agreements are pursuant to the Master Services and Supply Agreement. As of December 31, 2021, the Company had paid $10.0 million and $5.1 million to Bitfury Top HoldCo and Bitfury USA Inc., respectively, pursuant to these agreements, which were recorded to deposits on equipment on the Company's consolidated balance sheet.

In addition, Bitfury Top HoldCo made payments on the Company's behalf totaling approximately $2.4 million during the eleven months ended December 31, 2021 for deposits on equipment and/or construction-in-progress. The Company reimbursed Bitfury Top HoldCo for these amounts plus a 7% service fee upon completion of the Business Combination and, as a result, recorded the amounts reimbursed to Bitfury (including the service fee) as follows: approximately $2.5 million is included in deposits on equipment and approximately $0.1 million in included in construction-in-progress on the Company's consolidated balance sheet as of December 31, 2021.

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

Related party loan

The Company entered into a loan agreement with an affiliate of Bitfury Top HoldCo (the “Lender”) for an initial amount of $0.1 million on February 8, 2021. The interest rate under the loan was initially set at 0.3% and the Lender approved multiple increases to the outstanding loan balance, as well as paid vendors directly on behalf of the Company. On August 26, 2021, the loan agreement was amended by the parties to amend the interest rate per annum to 2.5%, to revise the maturity date to August 31, 2021, and to update the total amount disbursed under the loan to approximately $7.0 million, which included the reclassified accounts payable related party balance of $47,475. The $7.0 million outstanding loan balance was repaid by the Company at the Closing on August 27, 2021 by offsetting it against the $60.0 million of cash due under the Bitfury Private Placement. The Company recognized $26,823 of interest expense on its consolidated statement of operations during the eleven months ended December 31, 2021, which represents all interest due to the Lender under this loan agreement at the revised interest rate of 2.5%.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company's maximum exposure under these arrangements, if any, is unknown as of December 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Power and hosting arrangements

The Company is party to several power and hosting arrangements as described below.

Luminant power arrangement

On June 23, 2021, the Company entered into a power purchase agreement, which was subsequently amended and restated on July 9, 2021 and further amended on February 28, 2022, with Luminant for the supply of electric power to one of our planned sites in Texas for a term of five years with a subsequent automatic annual renewal provision (as amended, the “Luminant Power Agreement”).

The Luminant Lease Agreement leases the Company a plot of land where the planned data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) will be set up for the Texas site. The Company also entered into the Purchase and Sale Agreement dated June 28, 2021, with amendment and restatement on July 9, 2021 (as amended and restated the “Luminant Purchase and Sale Agreement””) with another Luminant affiliate. The Company entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support its planned operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under the new lease guidance (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

Under the Luminant Power Agreement, the Company is required to provide Luminant with collateral of approximately $12.6 million (the “Independent Collateral Amount”). Half, or approximately $6.3 million, of the Independent Collateral Amount was paid to Luminant on September 1, 2021 and is recorded in security deposits on the consolidated balance sheet as of December 31, 2021, as the Company received notice that Luminant had commenced construction of the Interconnection Electrical Facilities. The other half will be due 15 days prior to the date on which the Interconnection Electrical Facilities are completed and made operational. The Independent Collateral Amount will remain in place throughout the term of the Luminant Power Agreement. Details of the construction of the Interconnection Electrical Facilities, including collateral arrangements that are in addition to the Independent Collateral Amount, are set out in the Luminant Purchase and Sale Agreement. Under the Luminant Purchase and Sale Agreement, the Company provided approximately $3.1 million as collateral separate from the Independent Collateral Amount, which is recorded in security deposits on the consolidated balance sheet as of December 31, 2021.

The Combined Luminant Lease Agreement is effective from the date of the Company’s notification of the Effective Date of the Business Combination, which was August 27, 2021, and shall continue for five years following completion of the substation, subject to renewal provisions aligned with the Luminant Power Agreement. Financing for use of the land and substation is provided by Luminant affiliates, with monthly installments of principal and interest due over a five-year period starting upon transfer of legal title of the substation to the Company (estimated total undiscounted principal payments of $13.1 million). At the end of the lease term for the Interconnection

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

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

Under the Standard Power Hosting Agreement, the Company is obligated to pay a hosting fee and an operational service fee. The Company’s payment obligations under the Standard Power Hosting Agreement become effective on a pro rata basis according to the number of Miners in operation in accordance with the terms of this agreement. The Standard Power Hosting Agreement provides for a term of five years with automatic five-year renewal provisions. The associated fees paid under the Standard Power Hosting Agreement will be expensed as services are received.

WindHQ power arrangement and joint venture

On June 10, 2021, the Company and WindHQ, LLC (“WindHQ”) signed a binding definitive framework agreement with respect to the construction, buildout, deployment and operation of one or more data centers (“Data Centers”) in the United States (the “WindHQ Joint Venture Agreement”).

The WindHQ Joint Venture Agreement provides that the parties shall collaborate to fund the construction and buildout of certain specified Data Centers at locations already identified by the parties (“Initial Data Centers”). Each Initial Data Center will be owned by a separate limited liability company (each, an “Initial Data Center LLC”), and WindHQ and the Company will each own 51% and 49%, respectively, of the initial membership interests of each Initial Data Center LLC.

The WindHQ Joint Venture Agreement includes a development schedule for additional electrical power capacity through the joint identification, procurement, development and operation of additional Data Centers (“Future Data Centers”). Each Future Data Center will be owned by a separate limited liability company (each, a “Future Data Center LLC”, and collectively with the Initial Data Center LLCs, the “Data Center LLCs”), and the Company and WindHQ, or respective affiliates of the Company or WindHQ, shall become a member of each Data Center LLC by entering into a limited liability company agreement for each such Data Center LLC (“LLC Agreement”). WindHQ will own at least 51% of the initial membership interests of each Data Center LLC and the Company will own a maximum of 49% of the initial membership interests of each Data Center LLC. Furthermore, under the WindHQ Joint Venture Agreement, WindHQ is required to procure energy for Future Data Centers at the most favorable pricing then available. Similarly, the Company is required to procure the applicable equipment needed for the Future Data Centers at the most favorable pricing then available.

Under the WindHQ Joint Venture Agreement, WindHQ agrees to provide a series of services to each of the Data Centers, including but not limited to: (i) the design and engineering of each of the Data Centers; (ii) the procurement of energy equipment and other related services such as logistics for each of the Data Centers; and (iii) the construction work for each of the Data Centers. Furthermore, the Company is required to support and monitor

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(remotely) the operations of the hardware at each Data Center (particularly the mining servers) as required under the WindHQ Joint Venture Agreement.

A development fee equal to 2% of capital expenditures in respect of the initial development of each Data Center shall be paid 50% to WindHQ and 50% to the Company. Furthermore, a fee equal to 2% of the gross revenues of each of the Data Centers will be payable monthly based on the immediately prior month gross revenue of such Data Center, 50% to WindHQ and 50% to the Company.

For each Data Center, WindHQ and the Company will cooperate to prepare a financial model incorporating the relevant economic factors of such Data Center, and both WindHQ and the Company will provide the initial funding required for each Data Center on a pro rata basis in accordance with the parties’ respective ownership interests in the applicable Data Center LLC.

In the absence of any material breaches by either party, the WindHQ Joint Venture Agreement may only be terminated by mutual written consent of both parties.

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Alborz LLC (the “Alborz LLC Agreement”). The Alborz LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Alborz facility located in Texas.

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

NOTE 10. STOCKHOLDERS’ EQUITY (DEFICIT)

As of December 31, 2021, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as and if declared by the Board. As of December 31, 2021, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. The voting, dividend, liquidation and other rights and powers of the Common Stock are subject to and qualified by the rights, powers and preferences of any outstanding series of Preferred Stock.

Cipher Mining Technologies

As of January 31, 2021, 5,000 common shares of Cipher Mining Technologies were authorized with a par value of $0.001 per share, and 500 units were subscribed, which were issued subsequent to January 31, 2021, as discussed above in Note 8. In connection with the Business Combination, the 500 common shares of Cipher Mining Technologies were converted into 200,000,000 shares of the Company’s Common Stock.

NOTE 11. WARRANTS

The Company assumed the Public and Private Placement Warrants, as mentioned above in Note 2, upon consummation of the Business Combination. The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,500,000 Public Warrants and 114,000 Private Placement Warrants outstanding both as of the Closing Date of the Business Combination and as of December 31, 2021. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

Public Warrants

The Public Warrants are exercisable at any time commencing on October 19, 2021, provided in each case that the Company has an effective registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares of Common Stock are registered, qualified or exempt from registration under the securities or blue sky laws of the state of residence of the holder. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described below with respect to the Private Placement Warrants):

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days’ prior written notice of redemption to each warrant holder;
•
if, and only if, the closing price of the Company's Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, stock capitalizations, reorganizations, recapitalizations and the like), for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Private Placement Warrants

The Private Placement Warrants have terms and provisions that are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Common Stock issuable upon the exercise of the Private Placement Warrants did not become transferable, assignable or salable until September 27, 2021, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

NOTE 12. SHARE-BASED COMPENSATION

Upon Closing of the Business Combination, the Board approved the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, we may either issue new shares or reissue treasury shares.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 10, 2021, the Board approved grants of RSUs under the Incentive Award Plan to the Company's Chief Executive Officer (“CEO”), to the Company's Chief Financial Officer (“CFO”), as well as to several other executives, consultants and directors, which grants were effective November 17, 2021. The RSUs awarded to the directors and a grant of 5,676,946 RSUs made to the CEO were fully vested upon grant on November 17, 2021. Additionally, the CEO received an additional grant of 7,096,183 RSUs, 2,838,473 of which are Service-Based RSUs and 4,257,710 of which are Performance-Based RSUs. The Board approved additional grants of RSUs for several new employees on December 7, 2021. The CFO, other executives, employees and consultants received Service-Based RSUs. The material terms of the RSU grants are described below. There were no awards granted during the period from January 7, 2021 (inception) through January 31, 2021. As of December 31, 2021, 3,062,798 shares of Common Stock were available for issuance under the Incentive Award Plan.

During the eleven months ended December 31, 2021, the Company recognized total share-based compensation for the following categories of awards:

Service-Based RSUs	$62,094,704
Performance-Based RSUs	1,670,769
Total share-based compensation expense	$63,765,473

Service-Based RSUs

A summary of the Company's unvested Service-Based RSU activity for the eleven months ended December 31, 2021 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 1, 2021	-	$-
Granted	12,548,804	8.09
Vested	(5,750,566)	8.15
Unvested at December 31, 2021	6,798,238	$8.04

There was approximately $39.4 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.6 years.

If not fully-vested upon grant, Service-Based RSUs awarded generally vest in equal installments on the first four anniversaries of the vesting commencement date as determined by the Board, which will generally coincide with the timing when the employee or consultant began to provide services to the Company, and which may precede the grant date. Vesting is subject to the award recipient's continuous service on the applicable vesting date; provided, that if the award recipient's employment is terminated by the Company without “cause”, by award recipient for “good reason” (if applicable, as such term or similar term may be defined in any employment, consulting or similar service agreement between award recipient and the Company) or due to award recipient’s death or permanent disability, all unvested Service-Based RSUs will vest in full. In addition, in the event of a change in control, any unvested Service-Based RSUs will vest subject to the award recipient's continuous service to the Company through such change in control. In addition, if the $10 billion market capitalization milestone (described further below) is achieved and the CEO remains in continuous service through such achievement, any then-unvested Service-Based RSUs awarded to the CEO will also vest.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based RSUs

A summary of the Company's unvested Performance-Based RSU activity for the eleven months ended December 31, 2021 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 1, 2021	-	$-
Granted	4,257,710	7.76
Unvested at December 31, 2021	4,257,710	$7.76

There was approximately $31.4 million of unrecognized compensation expense related to unvested Performance-Based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 2.4 years.

One-third of the Performance-Based RSUs will vest upon the Company achieving a market capitalization equal to or exceeding $5 billion, $7.5 billion and $10 billion, in each case over a 30-day lookback period and subject to the CEO's continuous service through the end of the applicable 30-day period. In the event of a change in control and CEO’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day lookback period). Any Performance-Based RSUs that do not vest prior to the CEO's termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration.

NOTE 13. INCOME TAXES

No provision for federal income taxes has been recorded for the eleven months ended December 31, 2021 or for the period from January 7, 2021 (inception) through January 31, 2021. Current income taxes are based upon the current period's income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and net operating loss (“NOL”) carryforwards.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes is shown below:

	Eleven Months Ended December 31, 2021	For the period January 7, 2021 (inception) through January 31, 2021
Income tax benefit at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	1.0%	5.1%
162m limitations	(13.4)%	0.0%
Stock compensation	(3.3)%	0.0%
Change in valuation allowance	(5.3)%	(26.1)%
Income tax provision (benefit)	0.0%	0.0%

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets and liabilities were as follows:

	December 31, 2021	January 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$6,711,946	$434
Share-based compensation	1,457,280	-
Accruals and other temporary differences	67,294	836
Gross deferred tax assets	8,236,520	1,270
Property and equipment, net	(574)	(361)
Valuation allowance	(8,235,946)	(909)
Net deferred tax assets	$-	$-

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $8.2 million at December 31, 2021. The valuation allowance increased by $8.2 million during the eleven months ended December 31, 2021, primarily as a result of the increase in NOL carryforwards generated in the current period.

As of December 31, 2021, the Company had Federal and State NOL carryforwards of approximately $29.8 million and $8.8 million, respectively. The Federal NOL carryforwards do not expire, but the State NOL carryforwards expire if not utilized prior to 2041.

Utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

NOTE 14. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of the Company’s Common Stock. Basic net loss per common share is the same as dilutive net loss per common share for the eleven months ended December 31, 2021 and for the period from January 7, 2021 (inception) through January 31, 2021, as the inclusion of all potential common shares would have been antidilutive. Potential common shares consist of public and private warrants to purchase Common Stock (using the treasury stock method) that were sold by GWAC in its initial public offering or concurrent with its initial public offering, respectively, and assumed by the Company as of the Effective Date of the Business Combination, as well as unvested RSUs and PSUs.

The following table presents the securities that are excluded from the computation of diluted net loss per common share as of December 31, 2021, because including them would have been antidilutive. There were no potentially dilutive securities as of January 31, 2021.

December 31, 2021
Public Warrants	8,500,000
Private Placement Warrants	114,000
Unvested RSUs	11,055,948
19,669,948

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUBSEQUENT EVENTS

In addition to the subsequent events noted above in Note 9, the following items also occurred subsequent to December 31, 2021:

On January 1, 2022, 1,554,064 of the Company's outstanding Service-Based RSUs awarded to employees and consultants vested and 659,231 of those shares were repurchased by the Company for tax withholdings owed by the employees. The repurchased shares were recognized in treasury stock on the consolidated balance sheet following the repurchase.

In January 2022 and February 2022, the Company made payments totaling approximately $22.3 million to Bitmain and $18.5 million to SuperAcme for miners, as well as payments totaling approximately $18.0 million to Bitfury USA Inc. for other mining-related equipment. These payments were related to purchase commitments disclosed above in Note 6 and increased the Company's deposits on equipment on the consolidated balance sheet subsequent to year end.