Form 10-Q
period 2022-03-31
Cipher Mining Inc.
filed 2022-05-10
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 247,489,579, shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding:

•
our planned buildout of cryptocurrency mining sites;
•
our ability to raise financing in the future;
•
our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations;
•
our commercial partnerships and supply agreements;
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
•
the value and volatility of Bitcoin and other cryptocurrencies; and
•
other factors discussed in other sections of this Quarterly Report, including the section titled “Risk Factors.”

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2022 *(the “2021 Form 10-K”), Part II, Item 1A, “Risk Factors” in this Quarterly Report and our future reports filed with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

WHERE YOU CAN FIND MORE INFORMATION

Our corporate website address is https://www.ciphermining.com/ (“Corporate Website”). The contents of, or information accessible through, our Corporate Website are not part of this Quarterly Report.

The company maintains a dedicated investor website at https://investors.ciphermining.com/investors (“Investors’ Website”) which is similarly not part of this Quarterly Report. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, available free of charge on our Investors’ Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our Investors’ Website as a distribution channel of material information about the Company including through press releases, investor presentations, sustainability reports, and notices of upcoming events. We intend to utilize our Investors’ Website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD.

Any reference to our Corporate Website or Investors’ Website addresses do not constitute incorporation by reference of the information contained on or available through those websites, and you should not consider such information to be a part of this Quarterly Report or any other filings we make with the SEC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$99,495	$209,841
Prepaid expenses	11,400	13,819
Cryptocurrencies	191	-
Total current assets	111,086	223,660

Deposits on equipment	207,164	114,857
Property and equipment, net	15,178	5,124
Security deposits	11,362	10,352
Investment in equity investee	7,373	-
Right-of-use asset	5,718	-
Deferred investment costs	-	174
Total assets	$357,881	$354,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,991	$242
Accounts payable, related party	3,863	-
Operating lease liability, current portion	557	-
Accrued expenses	3,611	257
Total current liabilities	10,022	499

Operating lease liability, net of current portion	5,276	-
Warrant liability	89	137
Total liabilities	15,387	636

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 253,685,763 and 252,131,679 shares issued as of March 31, 2022 and December 31, 2021, respectively, and 250,174,273 and 249,279,420 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	254	252
Additional paid-in capital	431,899	425,438
Treasury stock, at par, 3,511,490 and 2,852,259 shares at March 31, 2022 and December 31, 2021, respectively	(4)	(3)
Accumulated deficit	(89,655)	(72,156)
Total stockholders’ equity	342,494	353,531
Total liabilities and stockholders’ equity	$357,881	$354,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

(unaudited)

	Three Months Ended March 31, 2022	Two Months Ended March 31, 2021
Costs and expenses
General and administrative	$17,390	$113
Depreciation	7	-
Impairment of cryptocurrencies	4	-
Total costs and expenses	17,401	113
Operating loss	(17,401)	(113)
Other income
Interest income	7	-
Change in fair value of warrant liability	48	-
Equity in loss of equity investment	(153)	-
Total other income	(98)	-
Net loss	$(17,499)	$(113)
Basic and diluted net loss per share	$(0.07)	$-
Basic and diluted weighted average number of shares outstanding	250,174,255	200,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except for share amounts)

(unaudited)

Three Months Ended March 31, 2022

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	252,131,679	$252	$425,438	(2,852,259)	$(3)	$(72,156)	$353,531
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,554,064	2	(3,053)	(659,231)	(1)	-	(3,052)
Warrants exercised	20	-	-	-	-	-	-
Share-based compensation	-	-	9,514	-	-	-	9,514
Net loss	-	-	-	-	-	(17,499)	(17,499)
Balance as of March 31, 2022	253,685,763	$254	$431,899	(3,511,490)	$(4)	$(89,655)	$342,494

Two Months Ended March 31, 2021

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 31, 2021	200,000,000	$200	$(200)	$(3)	$(3)
Net loss	-	-	-	(113)	(113)
Balance as of March 31, 2021	200,000,000	$200	$(200)	$(116)	$(116)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31, 2022	Two Months Ended March 31, 2021
Cash flows from operating activities
Net loss	$(17,499)	$(113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	-
Amortization of right-of-use assets	140	-
Change in fair value of warrant liability	(48)	-
Share-based compensation	9,514	-
Equity in earnings (loss) of equity investment	153	-
Impairment of cryptocurrencies	4	-
Changes in assets and liabilities:
Prepaid expenses	2,288	-
Security deposits	(1,010)	-
Accounts payable	120	67
Accounts payable, related party	-	2
Accrued expenses	2,904	(1)
Lease liability	106	-
Net cash used in operating activities	(3,321)	(45)
Cash flows from investing activities
Deposits on equipment	(96,914)	-
Purchases of property and equipment	(7,059)	-
Net cash used in investing activities	(103,973)	-
Cash flows from financing activities
Proceeds from borrowings on related party loan	-	100
Repurchase of common shares to pay employee withholding taxes	(3,052)	-
Net cash (used in) provided by financing activities	(3,052)	100
Net (decrease) increase in cash and cash equivalents	(110,346)	55
Cash and cash equivalents, beginning of the period	209,841	-
Cash and cash equivalents, end of the period	$99,495	$55

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$-	$-
Supplemental disclosure of noncash investing and financing activities
Equity method investment acquired for non-cash consideration	$7,118	$-
Right-of-use asset obtained in exchange for operating lease liability	$5,859	$-
Deposits on equipment in accounts payable, related party	$2,506	$-
Property and equipment purchases in accounts payable	$1,624	$3
Property and equipment purchases in accounts payable, related party	$1,357	$-
Investment in equity investee in accrued expenses	$428	$-
Cryptocurrencies received from equity method investment	$195	$-
Reclassification of deferred investment costs to equity method investment	$174	$-
Property and equipment purchases in accrued expenses	$22	$-
Deposits on equipment in accounts payable	$5	$-
Deferred offering costs included in accrued expenses	$-	$1,525
Deferred offering costs included in accounts payable	$-	$98
Deferred investment costs included in accrued expenses	$-	$97

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION AND BUSINESS

Organization

On August 27, 2021 (the “Closing Date”), Good Works Acquisition Corp. (“GWAC”), a special purpose acquisition company, consummated the Agreement and Plan of Merger dated as of March 4, 2021 (the “Merger Agreement”), by and among GWAC, Currency Merger Sub, Inc. (“Merger Sub”), a wholly owned direct subsidiary of GWAC, and Cipher Mining Technologies Inc. (“Cipher Mining Technologies”).

Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Cipher Mining Technologies, the separate corporate existence of Merger Sub ceasing and Cipher Mining Technologies being the surviving corporation and a wholly owned subsidiary of GWAC (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the Business Combination, the combined company was named Cipher Mining Inc. (“Cipher” or the “Company”). The Company comprises all of GWAC’s and Cipher Mining Technologies’ operations.

Business

The Company is an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, the Company is developing and growing a cryptocurrency mining business specializing in Bitcoin. As a stand-alone, U.S.-based cryptocurrency mining business, the Company has begun its buildout of cryptocurrency mining sites in the United States that will include both wholly-owned sites and partially-owned sites acquired through investments in joint ventures. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning at the Alborz facility, located in Texas, in February 2022. See additional information about the Alborz facility in Note 8.

Cipher Mining Technologies was established on January 7, 2021, in Delaware, by Bitfury Top Holdco B.V. and its subsidiaries (“Bitfury Top Holdco” and, with its subsidiaries, the “Bitfury Group”), a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 82.3% and 83.4% of the Company’s common stock as of March 31, 2022 and upon completion of the Business Combination (as defined above), respectively, with sole voting and sole dispositive power over those shares and, as a result, the Bitfury Group has control of the Company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation.”

Risks and uncertainties

Liquidity and capital resources and limited business history

The Company incurred a net loss of $17.5 million and negative cash flows from operations of $3.3 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had approximate balances of cash and cash equivalents of $99.5 million, working capital of $101.1 million, total stockholders’ equity of $342.5 million and an accumulated deficit of $89.7 million. To date, the Company has, in large part, relied on proceeds from the consummation of the Business Combination to fund its operations. During the three months ended March 31, 2022, the Company paid approximately $96.9 million of deposits for miners and mining equipment and, as of March 31, 2022, had reclassified $7.1 million of those equipment deposits to investment in equity investee on the unaudited condensed consolidated balance sheet in connection with the contribution of 970 miners and other mining equipment to the Alborz facility. As of March 31, 2022, the Company had $207.2 million of deposits on equipment, primarily for miners, and has significant future commitments related to these deposits as detailed in Note 6, for which the Company will need additional capital in order to meet these commitments in accordance with the existing contractual terms. Management believes that the Company’s existing financial resources, combined with its ability to delay or change its planned buildout steps, are sufficient to meet its operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

There is limited historical financial information about the Company upon which to base an evaluation of its performance and the Company has not generated any revenues from its business to date. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. Management of the Company has no current intention of entering into a merger or acquisition within the next 12 months and has a specific business plan and timetable to complete its 12-month plan of operation. The Company is in the process of an active operational buildout and anticipates that additional capital will be required to implement the buildout. The Company may also require additional capital to pursue certain business opportunities or respond to technological

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to becoming a public company. Accordingly, the Company may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited. If the Company is unable to obtain adequate debt or equity financing for its planned buildout, the Company may be required to delay or change its planned buildout steps, which may adversely affect the Company's business plan.

COVID-19

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the outbreak and global spread of the coronavirus (“COVID-19”). The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments, including the United States, introduced measures aimed at preventing the spread of COVID-19. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as result of the COVID-19 pandemic or otherwise, could result in a variety of risks to our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company prepares its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) as determined by the FASB and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiary, Cipher Mining Technologies. All intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company's financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuation of the warrant liability, useful lives of property and equipment, and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates.

Unaudited interim condensed consolidated financial statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, which consist of only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

A description of the Company’s significant accounting policies in included in the Company’s 2021 Form 10-K. You should read the unaudited interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2021 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2021 Form 10-K.

Change in fiscal year

Cipher Mining Technologies assumed GWAC’s financial calendar for the combined entity with the third fiscal quarter ending September 30 and its fiscal year ending December 31. This change to the fiscal year end was approved by the Company’s board of directors (“Board”) on September 23, 2021. Cipher Mining Technologies’ fiscal year previously ended on January 31.

Investment in equity investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the common stock of an investee (including a joint venture) shall be initially measured and recorded at cost.; however, an investor shall initially measure at fair value an investment in the common stock of an investee (including a joint venture) recognized upon the derecognition of a distinct nonfinancial asset at the time that control over the distinct nonfinancial asset is transferred to the equity investee, such as that which occurs upon the transfer of miners and mining equipment to the joint venture from Cipher.

The Company’s investment is subsequently adjusted to recognize the Company’s share of net income or losses as they occur. The Company also adjusts its investment upon receipt of cryptocurrency from the equity investee, which is accounted for as a distribution-in-kind. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings (losses) of equity method investment in the unaudited condensed consolidated statements of operations. Additionally, the Company’s interest in the net assets of its equity method investee is reflected in the unaudited condensed consolidated balance sheets. If, upon the contribution of nonfinancial assets to the joint venture from Cipher, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of an investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to estimated fair value.

Property and equipment, net

Property and equipment consists primarily of construction-in-progress at one of the Company’s planned sites in Texas, as well as office and computer equipment, software that is being developed for internal use and several miners obtained for testing purposes. Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

calculated using the straight-line method over the estimated useful lives of the assets, which is generally three years for office and computer-related assets and five years for miners. Construction-in-progress consists primarily of leasehold improvements at one of the Texas sites which, when placed into service, will be depreciated in accordance with the lease term of five years.

Property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Office and computer equipment	$84	$60
Software	164	-
Miners and mining equipment	26	-
Construction-in-progress	14,916	5,069
Total cost of property and equipment	15,190	5,129
Less: accumulated depreciation	(12)	(5)
Property and equipment, net	$15,178	$5,124

Depreciation expense was immaterial during the three months ended March 31, 2022 and the two months ended March 31, 2021.

Capitalized software costs

The Company accounts for the costs of software developed for internal use by capitalizing costs incurred during the application development stage to property and equipment, net on the unaudited condensed consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company plans to amortize the capitalized costs of internal-use software on a straight-line basis over the estimated useful life of the asset, which is expected to be 3 years. The Company will recognize the amortization in depreciation and amortization in the consolidated statements of operations once the software is technologically feasible.

Leases

The Company accounts for leases in accordance with ASC 842, “Leases”. Accordingly, the Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

A lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability will also be recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company's incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

For the Company’s operating leases, fixed lease payments will be recognized as lease expense on a straight-line basis over the lease term. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

The Leases standard provides practical expedients for an entity’s ongoing accounting. The Company has elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of our lease components for balance sheet purposes.

The Company entered into a series of agreements with affiliates of Luminant ET Services Company LLC (“Luminant”), including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). Once the Luminant Lease Agreement is effective and the Company has control over the applicable leased asset,

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the Company will record both a ROU asset and a corresponding lease liability in accordance with ASC 842 for each lease component as applicable under the agreements.

Cryptocurrencies

Cryptocurrencies, including Bitcoin, are included in current assets on the consolidated balance sheets. Cryptocurrencies awarded to the Company through its wholly owned mining activities will be accounted for in connection with the Company’s revenue recognition policy disclosed above. Cryptocurrencies awarded to the Company as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, “Nonmonetary Transactions” and recorded at fair value upon receipt.

Cryptocurrencies will be accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company has elected to bypass the optional qualitative impairment assessment and will track its cryptocurrency activity daily for impairment assessment purposes. The Company determines the fair value of its cryptocurrencies on a nonrecurring basis in accordance with ASC 820, “Fair Value Measurements and Disclosures”, based on quoted prices on the active trading platform that the Company determines is its principal market for Bitcoin (Level 1 input). The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted prices on its active trading platform, indicate that it is more likely than not that its cryptocurrencies are impaired. For impairment testing purposes, daily fair value of the cryptocurrencies is based on the next day’s beginning market price of the cryptocurrency (UTC 00:00), at the single Bitcoin level (one Bitcoin). The excess, if any, of the current carrying amount of the cryptocurrency assets over the daily fair value represents an impairment loss. The total of all daily impairment losses for the given quarter are summed and recorded at the end of the quarter. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Cryptocurrencies awarded to the Company through its mining activities will be included as an adjustment to reconcile net income to cash used in operating activities in the consolidated statements of cash flows. The receipt of cryptocurrency as distributions-in-kind from equity investees and sales, if any, of cryptocurrencies are included within investing activities in the consolidated statements of cash flows and any realized gains or losses from such sales will be included in operating income (loss), net in the consolidated statements of operations. The Company will account for its sale of cryptocurrencies in accordance with the first in first out (“FIFO”) method of accounting.

Recently issued and adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. The new guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on January 1, 2022 with no impact to the Company’s consolidated financial statements upon adoption.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2021-04 reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. ASU 2021-04 was effective for the Company on January 1, 2022 and there was no impact on the Company’s financial statements or disclosures upon adoption.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$71,011	$-	$-	$71,011
	$71,011	$-	$-	$71,011
Liabilities included in:
Warrant liability	$-	$-	$89	$89
	$-	$-	$89	$89

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$101,004	$-	$-	$101,004
	$101,004	$-	$-	$101,004
Liabilities included in:
Warrant liability	$-	$-	$137	$137
	$-	$-	$137	$137

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

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	March 31, 2022	December 31, 2021
Risk-free rate	2.40%	1.20%
Dividend yield rate	0.00%	0.00%
Volatility	60.0%	58.8%
Contractual term (in years)	4.41	4.65
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the Private Placement Warrants for the three months ended March 31, 2022 (amounts in thousands):

Balance, January 1, 2022	$137
Change in fair value	(48)
Balance, March 31, 2022	$89

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4. PREPAID EXPENSES AND ACCRUED EXPENSES

As of March 31, 2022 and December 31, 2021, the Company had $11.4 million and $13.8 million, respectively, of prepaid expenses on its unaudited condensed consolidated balance sheets, which was almost entirely related to prepaid insurance as of both dates.

The Company’s accrued expenses consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Legal	$1,279	$100
Taxes	1,823	-
Consulting	280	-
Accounting and audit	110	153
Other	119	4
Total accrued expenses	$3,611	$257

NOTE 5. CRYPTOCURRENCIES

The following table presents information about the Company’s cryptocurrencies (Bitcoin) (amounts in thousands):

Balance, January 1, 2022	$-
Cryptocurrencies received from equity investee	195
Impairment of cryptocurrencies	(4)
Balance, March 31, 2022	$191

The Company’s cryptocurrency activity for the three months ended March 31, 2022 was all from Bitcoin. The Company had no cryptocurrency activity during the two months ended March 31, 2021.

During the three months ended March 31, 2022, the Company recorded immaterial impairment charges on it’s cryptocurrency holdings as shown in the table above.

NOTE 6. DEPOSITS ON EQUIPMENT

As of March 31, 2022, the Company had outstanding executed purchase agreements for the purchase of (1) 26,000 Antminer S19j Pro (100 TH/s) miners from Bitmain Technologies Limited (“Bitmain”) and (2) 60,000 MicroBT M30S, M30S+ and M30S++ miners from SuperAcme Technology (Hong Kong) Limited (“SuperAcme”). All of the miners to be acquired under the purchase agreements with Bitmain and SuperAcme are scheduled to be delivered through December 2022.

The Company also has an agreement for the purchase of between 28,000 to 56,000 mining rigs from Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement between the Company and Bitfury Top HoldCo dated August 26, 2021. The agreement is a non-binding commitment unless and until confirmed by a mutually executed order confirmation. Based on the Company’s latest market assessments, management does not anticipate entering into any such order confirmations. Additionally, the Company also entered into two agreements with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of 200 units of BlockBox air-cooled containers (each a “BBAC”), the modular data centers that house mining machines. The delivery of those containers commenced in the first quarter of 2022 and is anticipated to be completed in 2022, as expected. See Note 9 for more information on the Master Services and Supply Agreement.

The purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) are summarized below as of March 31, 2022 (amounts in thousands):

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Vendor	Agreement Date	Original Maximum Purchase Commitment*	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain Technologies Limited**	August 20, 2021 and August 30, 2021	$171,135	$164,590	$107,879	April 2022 - September 2022
SuperAcme Technology (Hong Kong)**/****	September 2, 2021	222,401	222,401	59,307	July 2022 - December 2022
Bitfury Top HoldCo B.V.	October 11, 2021	***	***	10,000	***
Bitfury USA Inc. and other vendors (primarily for BBACs)	Various		47,775	29,978
Total			$434,765	$207,164

__________

* Maximum purchase commitment does not consider discounts that the Company may qualify for with the respective vendors, which could reduce the total cost of the miner.

** Pursuant to the Company's agreements with Bitmain and SuperAcme, the Company is responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

*** As of March 31, 2022, there were no mutually executed order confirmations and as such, the Company had no binding commitments to acquire miners from Bitfury Top HoldCo. See Note 16 for additional information regarding the return of shares of the Company’s Common Stock held by Bitfury Top HoldCo as consideration for the $10.0 million deposit paid, which occurred after March 31, 2022.

**** See Note 16 regarding execution of an amended agreement with SuperAcme.

During the three months ended March 31, 2022, the Company received 970 Antminer model S19j Pro-A miners related to its purchase agreement with Bitmain, which were contributed to the Alborz facility as part of the Company’s investment in the joint venture. See additional information in Note 8.

NOTE 7. SECURITY DEPOSITS

Security deposits as of the dates indicated, are shown in the table below (amounts in thousands):

	March 31, 2022	December 31, 2021
Luminant Power Purchase Agreement Independent Collateral Amount (see Note 9)	$6,277	$6,277
Luminant Purchase and Sale Agreement collateral (see Note 9)	3,063	3,063
Office lease security deposit	922	922
Other deposits	1,100	90
Total security deposits	$11,362	$10,352

NOTE 8. INVESTMENT IN EQUITY INVESTEE

On June 10, 2021, the Company and WindHQ, LLC (“WindHQ”) signed a binding definitive framework agreement with respect to the construction, buildout, deployment and operation of one or more data centers (“Data Centers”) in the United States (the “WindHQ Joint Venture Agreement”). See additional information regarding the WindHQ Joint Venture Agreement in Note 11.

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Alborz LLC (the “Alborz LLC Agreement”). The Alborz LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Alborz LLC facility located in Texas (i.e., the first Data Center under the WindHQ Joint Venture Agreement. The Company is required to required to support and monitor (remotely) the operations of the hardware at the Alborz facility (particularly the mining servers) as required under the WindHQ Joint Venture Agreement.

The Company uses the equity method of accounting to account for its 49% equity interest in Alborz LLC. The Company contributed a total of $7.5 million of miners and mining equipment to Alborz LLC during the three months ended March 31, 2022. The Company also reclassified approximately $0.2 million of legal costs associated with the joint venture formation to investment in equity investee

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

during the three months ended March 31, 2022. The Company recognized approximately $0.2 million as equity in Alborz, LLC’s net loss in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2022. For the three months ended March 31, 2022, the Company received distributions-in-kind of Bitcoin of approximately $0.2 million from Alborz, LLC.

NOTE 9. RELATED PARTY TRANSACTIONS

Master Services and Supply Agreement

In connection with the Business Combination, Bitfury Top HoldCo and Cipher entered into the Master Services and Supply Agreement on August 26, 2021. The initial term of the agreement is 84 months, with automatic 12-month renewals thereafter (unless either party provides sufficient notice of non-renewal). Pursuant to this agreement, Cipher can request and Bitfury Top HoldCo is required to use commercially reasonable efforts to provide, or procure the provision of, certain equipment and/or services, such as construction, engineering and operations, in each case as may be required to launch and maintain Cipher’s mining centers in the United States. The Master Services and Supply Agreement is not exclusive to Bitfury Top HoldCo or any of its affiliates, and Cipher may retain any other parties to manufacture and deliver any equipment or perform any of the services required. Cipher is not obligated to order any equipment or services from the Bitfury Group under the Master Services and Supply Agreement.

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

Purchase commitments and deposits on equipment

As discussed above in Note 6, the Company entered into agreements with Bitfury Top HoldCo providing the Company an option to purchase mining rigs and with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, for BBACs. Such agreements are pursuant to the Master Services and Supply Agreement. As of March 31, 2022, the Company had paid $10.0 million and $23.2 million to Bitfury Top HoldCo and Bitfury USA Inc., respectively, pursuant to these agreements, which were recorded as deposits on equipment on the Company’s unaudited condensed consolidated balance sheet. As of December 31, 2021, the Company had paid $10.0 and $5.1 million to Bitfury Top HoldCo and Bitfury USA Inc., respectively.

Additionally, Bitfury Top HoldCo made payments on the Company's behalf totaling approximately $2.4 million prior to December 31, 2021 for deposits on equipment and/or construction-in-progress. The Company reimbursed Bitfury Top HoldCo for these amounts plus a 7% service fee upon completion of the Business Combination and, as a result, recorded the amounts reimbursed to Bitfury (including the service fee) as follows: approximately $2.5 million is included in deposits on equipment and approximately $0.1 million in included in construction-in-progress on the Company's unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company recorded a $3.9 million payable to Bitfury Top HoldCo in accounts payable, related party on the unaudited condensed consolidated balance sheet comprised of $2.5 million and $1.4 million recorded as deposits on equipment and construction-in-progress, respectively, for additional payments that Bitfury Top HoldCo has made, or is making on the Company’s behalf.

NOTE 10. LEASE

The Company has entered into an operating lease for office space located in New York. The lease has an initial term of 64 months, commencing on February 1, 2022. The lease does not provide the Company with renewal options.

Total rent expense was approximately $0.2 million for the three months ended March 31, 2022, and consisted entirely of operating lease costs as the Company did not incur any variable lease costs or short-term lease costs during the period.

Supplemental information related to the lease was as follows (dollar amounts in thousands):

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Three Months Ended
March 31, 2022
Operating cash flows - operating leases	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$5,859
Weighted-average remaining lease term – operating leases (in years)	5.2
Weighted-average discount rate – operating leases	10.9%

As of March 31, 2022, future minimum operating lease payments during the next five years and thereafter are as follows (amounts in thousands):

Remaining Period Ended December 31, 2022	$791
Year Ended December 31, 2023	1,581
Year Ended December 31, 2024	1,581
Year Ended December 31, 2025	1,581
Year Ended December 31, 2026	1,581
Year Ended December 31, 2027	659
Total	7,774
Less present value discount	(1,941)
Operating lease liabilities	$5,833

NOTE 11. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company's maximum exposure under these arrangements, if any, is unknown as of March 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Under the Luminant Power Agreement, the Company is required to provide Luminant with collateral of approximately $12.6 million (the “Independent Collateral Amount”). Half, or approximately $6.3 million, of the Independent Collateral Amount was paid to Luminant on September 1, 2021 and is recorded in security deposits as of March 31, 2022 and December 31, 2021, as the Company

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

received notice that Luminant had commenced construction of the Interconnection Electrical Facilities. The other half will be due 15 days prior to the date on which the Interconnection Electrical Facilities are completed and made operational. The Independent Collateral Amount will remain in place throughout the term of the Luminant Power Agreement. Details of the construction of the Interconnection Electrical Facilities, including collateral arrangements that are in addition to the Independent Collateral Amount, are set out in the Luminant Purchase and Sale Agreement. Under the Luminant Purchase and Sale Agreement, the Company provided approximately $3.1 million as collateral separate from the Independent Collateral Amount, which is recorded in security deposits as of March 31, 2022 and December 31, 2021.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company is required to procure the applicable equipment needed for the Future Data Centers at the most favorable pricing then available.

Under the WindHQ Joint Venture Agreement, WindHQ agrees to provide a series of services to each of the Data Centers, including but not limited to: (i) the design and engineering of each of the Data Centers; (ii) the procurement of energy equipment and other related services such as logistics for each of the Data Centers; and (iii) the construction work for each of the Data Centers. Furthermore, the Company is required to support and monitor (remotely) the operations of the hardware at each Data Center (particularly the mining servers) as required under the WindHQ Joint Venture Agreement.

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

See discussion of the Alborz LLC Agreement entered into on January 28, 2022 between the Company and Alborz Interests DC LLC (a subsidiary of WindHQ) above in Note 8.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2022, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as and if declared by the Board. As of March 31, 2022, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. The voting, dividend, liquidation and other rights and powers of the Common Stock are subject to and qualified by the rights, powers and preferences of any outstanding series of Preferred Stock.

The Company repurchased 659,231 shares of its common stock related to tax withholding settlements for restricted stock units (“RSUs”) that vested during the three months ended March 31, 2022.

NOTE 13. WARRANTS

Upon consummation of the Business Combination, the Company assumed common stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,500,000 Public Warrants and 114,000 Private Placement Warrants outstanding as of the Closing Date of the Business Combination. The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 14. SHARE-BASED COMPENSATION

Upon Closing of the Business Combination, the Board approved the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Incentive Award Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, the Company may either issue new shares or reissue treasury shares.

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2022, this resulted in an increase of 7,478,382 shares of Common Stock available for issuance under the Incentive Award Plan. As of March 31, 2022, 9,602,122 shares of Common Stock are available for issuance under the Incentive Award Plan.

During the three months ended March 31, 2022, the Company recognized total share-based compensation for the following categories of awards (amounts in thousands):

Service-Based RSUs	$6,173
Performance-Based RSUs	3,341
Total share-based compensation expense	$9,514

Service-Based RSUs

A summary of the Company's unvested Service-Based RSU activity for the three months ended March 31, 2022 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	6,798,238	$8.04
Granted	939,058	3.41
Vested	(1,554,064)	8.15
Unvested at March 31, 2022	6,183,232	$7.31

As of March 31, 2022, there was approximately $36.5 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.9 years.

If not fully-vested upon grant, Service-Based RSUs awarded generally vest in equal installments on the first four anniversaries of the vesting commencement date as determined by the Board, which will generally coincide with the timing when the employee or consultant began to provide services to the Company, and which may precede the grant date. Vesting is subject to the award recipient's continuous service on the applicable vesting date; provided, that if the award recipient’s employment is terminated by the Company without “cause”, due to award recipient’s death or permanent disability, or, for some award recipients, by the award recipient for “good reason” (if applicable, as such term or similar term may be defined in any employment, consulting or similar service agreement between award recipient and the Company), all unvested Service-Based RSUs will vest in full. In addition, in the event of a change in control, any unvested Service-Based RSUs will vest subject to the award recipient's continuous service to the Company through such change in control. In addition, if the $10 billion market capitalization milestone (described further below) is achieved and the Chief Executive Officer (“CEO”) remains in continuous service through such achievement, any then-unvested Service-Based RSUs awarded to the CEO will also vest.

Performance-Based RSUs

There was no activity for unvested Performance-Based RSUs during the three months ended March 31, 2022. There were 4,257,710 unvested Performance-Based RSUs at a weighted average grant date fair value of $7.76 as of March 31, 2022 and December 31, 2021. There was approximately $28.0 million of unrecognized compensation expense related to unvested Performance-Based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 2.2 years.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

One-third of the Performance-Based RSUs will vest upon the Company achieving a market capitalization equal to or exceeding $5 billion, $7.5 billion and $10 billion, in each case over a 30-day lookback period and subject to the CEO’s continuous service through the end of the applicable 30-day period. In the event of a change in control and CEO’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day lookback period). Any Performance-Based RSUs that do not vest prior to the CEO’s termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration.

NOTE 15. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of the Company’s Common Stock. Basic net loss per common share is the same as dilutive net loss per common share for the three months ended March 31, 2022 and the two months ended March 31, 2021, as the inclusion of all potential common shares would have been antidilutive. Potential common shares consist of Public Warrants and Private Placement Warrants to purchase Common Stock (using the treasury stock method) that were sold by GWAC in its initial public offering or concurrent with its initial public offering, respectively, and assumed by the Company as of the Effective Date of the Business Combination, as well as unvested RSUs.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share as of March 31, 2022, because including them would have been antidilutive. There were no potentially dilutive securities as of March 31, 2021.

Public Warrants	8,499,980
Private Placement Warrants	114,000
Unvested RSUs	10,440,942
19,054,922

NOTE 16. SUBSEQUENT EVENTS

On April 8, 2022, the Company entered into a waiver agreement with Bitfury Top HoldCo (the “Waiver Agreement”), pursuant to which the Company waived certain restrictions on transfer of the Company’s Common Stock under (a) that certain Lock-up Agreement, dated as of August 26, 2021, by and between GWAC and Bitfury Top HoldCo and (b) those certain Lock-up Agreements, dated August 26, 2021, by and between GWAC and each of (i) I-B Goodworks, LLC, (ii) Magnetar Financial LLC, (iii) Mint Tower Capital Management B.V., (iv) Periscope Capital, Inc. and (v) Polar Asset Management Partners Inc., respectively (the stockholders contemplated by clauses (a)-(b), the “Stockholders”) imposing similar restrictions on the Stockholders (collectively, the “Lock-up Agreements” and each a “Lock-up Agreement”).

The Waiver Agreement was negotiated and approved by an independent committee of the Board. The Waiver Agreement (i) permits each Stockholder to pledge or otherwise hypothecate the Lock-up Shares (as defined in the Lock-up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and (ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that such waiver will only apply and be effective if certain conditions specified in the Waiver Agreement are satisfied or waived. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any pledged shares, the Lock-up Period, as defined in the applicable Lock-up Agreement, shall be extended an additional three months to November 26, 2023. Furthermore, the Waiver Agreement provides for a cancellation of 2,890,173 shares of the Company’s Common Stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements as consideration for the $10.0 million deposit paid by the Company for Bitfury Top HoldCo mining rigs under the agreement dated October 11, 2021, for which no order confirmation was made, as further discussed in Note 6.

On April 8, 2022, the Company also entered into an observer agreement (the “Board Observer Agreement”) with Bitfury Holding and Bitfury Top HoldCo (together with Bitfury Holding, the “Investors”), which provides that the Investors have the right to designate a representative to serve as an observer of the Board and any committees thereof (subject to exceptions and limitations specified in the Board Observer Agreement). The Board Observer Agreement was negotiated and approved by an independent committee of the Board.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On May 6, 2022, the Company entered into an Amended and Restated Framework Agreement on Supply of Blockchain Servers with SuperAcme (the “Amended SuperAcme Agreement”), which amended that certain Framework Agreement on Supply of Blockchain Servers with SuperAcme, dated September 2, 2021, to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners (the “Original SuperAcme Agreement”).

The Amended SuperAcme Agreement establishes a new delivery quantity ratio of miners as well as new fixed subtotal pricing. In connection with the Original SuperAcme Agreement, the Company previously paid an initial deposit of $22.2 million. No additional initial deposit was required as a result of the execution of the Amended SuperAcme Agreement. The expected final purchase price under the Amended SuperAcme Agreement is subject to both the new fixed price terms and certain floating price terms, with advance payment due in advance of certain batches of supply being delivered.

After March 31, 2022, but before the issuance of these unaudited condensed consolidated financial statements, the Company made payments totaling approximately $16.6 million to Bitmain and $18.5 million to SuperAcme for miners, as well as payments totaling approximately $2.5 million to Bitfury USA Inc. for BBACs. These payments were related to purchase commitments disclosed above in Note 6 and increased the Company's deposits on equipment on the unaudited condensed consolidated balance sheet, except for the payment made to Bitfury USA Inc. which was already reflected in deposits on equipment of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and related notes as disclosed in our 2021 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” sections of our 2021 Form 10-K and this Quarterly Report and other factors set forth in other parts of this Quarterly Report.

Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “we,” “us” or “our” refer to Cipher Mining Technologies Inc., prior to the consummation of the Business Combination (the “Closing” and, such date of the consummation of the Business Combination, the “Closing Date”) and to Cipher Mining Inc. and its consolidated subsidiaries following the Business Combination. References to “GWAC” or “Good Works” refer to our predecessor company prior to the consummation of the Business Combination.

Overview

We are an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, we plan to develop and grow a cryptocurrency mining business, specializing in Bitcoin. Our key mission is to become a leading Bitcoin mining company in the United States.

We were established by the Bitfury Group, a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. On August 27, 2021, we consummated the Business Combination with Good Works. As a stand-alone, U.S.-based cryptocurrency mining business, specializing in Bitcoin, we have begun our buildout of cryptocurrency mining sites in the United States. We began deployment of capacity in the first quarter of 2022, with mining operations beginning at one site in February 2022.

In connection with our planned buildout, we entered into the Standard Power Hosting Agreement, the WindHQ Joint Venture Agreement and the Luminant Power Agreement, all of which, together, are expected to cover at least four sites where we expect to begin our buildout. Pursuant to these agreements, we expect to have access, for at least five years, to an average cost of electricity of approximately 2.7 c/kWh. We expect that this will help competitively position us to achieve our goal of becoming a leading Bitcoin mining operator in the United States.

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Alborz LLC Agreement. The Alborz LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Alborz facility located in Texas (“Alborz”). Pursuant to the terms of the WindHQ Joint Venture Agreement, our investment and ownership of 49% of the data center referred to as “Alborz LLC” is accounted for under the equity method of accounting. The first shipment of 970 Bitmain miners was received and deployed at Alborz during the first quarter of 2022. For additional discussion regarding the accounting treatment for the Alborz LLC, please see Note 2, Note 8 and Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

We expect that in the near-term the substantial majority of our capital expenditures will be devoted to the buildout of our mining sites and the acquisition of mining hardware. In August 2021, we entered into an agreement with Bitmain to purchase 27,000 Antminer S19j Pro (100 TH/s) miners, which were expected to be delivered in nine batches on a monthly basis between January 2022 and September 2022; however, as of March 31, 2022, only one monthly batch has been received. In September 2021, we also entered into a framework agreement with SuperAcme to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners, which are expected to be delivered in six batches on a monthly basis between July 2022 and year-end 2022, subject to updated terms pursuant to the Amended and Restated Framework Agreement on Supply of Blockchain Servers, dated May 6, 2022. For further details on these and other agreements, see —“Liquidity and Capital Resources—Contractual Obligations and Other Commitments.”

We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that Cipher will become an important player in the Bitcoin network due to our planned large-scale operations, best-in-class technology, market-leading power and hosting arrangements and a seasoned, dedicated senior management team.

As of May 6, 2022, Bitfury Top HoldCo (together with Bitfury Holding) beneficially owns approximately 82.1% of our common stock with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has the power to elect all of our directors and we are a “controlled company” under Nasdaq corporate governance standards. For additional information, see “Risk Factors—Risks Related to our Common Stock and Warrants—We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies” in our 2021 Form 10-K.

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

In connection with the execution of the Merger Agreement, GWAC entered into: (i) the PIPE Subscription Agreements to sell to certain investors (the “PIPE Investors”), an aggregate of 32,235,000 shares of GWAC Common Stock, immediately following the Closing, for a purchase price of $10.00 per share and at an aggregate gross proceeds of $322.4 million (the “PIPE Financing”) and (ii) the Bitfury Subscription Agreement to sell to Bitfury Top HoldCo (or an affiliate of Bitfury Top HoldCo), an aggregate of 6,000,000 shares of GWAC Common Stock, following the Closing, for a purchase price of $10.00 per share and Bitfury Top HoldCo’s payment in cash and/or forgiveness of outstanding indebtedness for aggregate gross proceeds of $60.0 million (the “Bitfury Private Placement”).

Upon the consummation of the Business Combination, GWAC Common Stock and GWAC Warrants ceased trading on the Nasdaq Stock Exchange (the “Nasdaq”), and our common stock and Public Warrants began trading on August 30, 2021 on the Nasdaq under the ticker symbols “CIFR” and “CIFRW,” respectively. The Business Combination resulted in cash proceeds, net of issuance costs, of approximately $384.9 million.

Recent Developments

On May 6, 2022, we entered into an Amended and Restated Framework Agreement on Supply of Blockchain Servers with SuperAcme Technology (Hong Kong) Limited (the “Amended SuperAcme Agreement”), which amended that certain Framework Agreement on Supply of Blockchain Servers with SuperAcme, dated September 2, 2021, to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners (the “Original SuperAcme Agreement”).

The Amended SuperAcme Agreement establishes a new delivery quantity ratio of miners as well as new fixed subtotal pricing. In connection with the Original SuperAcme Agreement, we previously paid an initial deposit of $22.2 million. No additional initial deposit was required as a result of the execution of the Amended SuperAcme Agreement. The expected final purchase price under the Amended SuperAcme Agreement is subject to both the new fixed price terms and certain floating price terms, with advance payment due in advance of certain batches of supply being delivered.

On May 2, 2022, Alborz LLC, as borrower, entered into a facility and security agreement with BlockFi Lending LLC (“BlockFi”), as lender. Pursuant to this agreement, BlockFi agreed to provide a secured credit facility in the amount of up to $46,907,216 which is available in up to four tranches, maturing on May 2, 2024 (the “BlockFi Facility”) to finance the purchase, installation and operation of Bitmain miners (“Mining Equipment”) at Alborz. The proceeds from the BlockFi Facility will be used by Alborz LLC to purchase Mining Equipment from us pursuant to that certain contribution agreement entered into between us and Alborz LLC on May 2, 2022 (the “Contribution Agreement”). Pursuant the Contribution Agreement, Cipher Mining Technologies agreed to acknowledge and consent to the use of the Mining Equipment as well as any digital currency mined using the Mining Equipment as collateral in respect of the BlockFi Facility.

On April 8, 2022, we, as successor-in-interest to GWAC, and Cipher Mining Technologies, with respect to certain sections (collectively, the “Company”), entered into a Waiver Agreement, with Bitfury (the “Waiver Agreement”), pursuant to which the Company waived certain restrictions on transfer of shares under (a) that certain Lock-up Agreement, dated as of August 26, 2021, by and between Good Works Acquisition Corp. and Bitfury and (b) those certain Lock-up Agreements, dated as of August 26, 2021, by and between Good Works Acquisition Corp. and each of (i) I-B Goodworks, LLC, (ii) Magnetar Financial LLC, (iii) Mint Tower Capital Management B.V., (iv) Periscope Capital, Inc. and (v) Polar Asset Management Partners Inc., respectively (the stockholders contemplated by clauses (a)-(b), the “Stockholders”) imposing similar restrictions on the Stockholders (collectively, the “Lock-up Agreements” and each a “Lock-up Agreement”). The Waiver Agreement was negotiated and approved by an independent committee of our Board of Directors (the “Board”). The Waiver Agreement permits each Stockholder to pledge or otherwise hypothecate up to one hundred percent (100%) of the Lock-up Shares (as defined in the Lock-Up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and (ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that the Waiver will only apply and be effective if the following conditions are satisfied or waived: (i) any pledgee executes a joinder to the Lock-up Agreements and therefore be bound by the Transfer Restrictions as defined in the Lock-up Agreements, (ii) the pledgee in receipt of any pledged shares be in compliance with all Anti-Money Laundering and Know Your Customer laws and regulations in effect in the United States of America and be a nationally, internationally or regionally recognized bank or bona fide financial institution, private equity fund or other lender, (iii) any pledgee not be a competitor of the Company, and (iv) any loan for pledged shares be a bona fide loan containing customary market terms and have an initial 25% maximum loan-to-value ratio. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any Pledged Shares, the Lock-Up Period, as defined in the applicable Lock-up Agreement, shall be extended an additional three months to November 26, 2023. Furthermore, the Waiver Agreement provides for a cancellation of 2,890,173 shares of our common stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements (the “Cancelled Shares”) as consideration for the $10.0 million deposit paid by the Company for Bitfury mining rigs under our agreement dated October 11, 2021, for which no order confirmation was made. The Cancelled Shares were part of the tranche of Lock-Up Shares with a Lock-Up Period during the period beginning on the date that is eighteen months after the Closing Date and ending on the date that is two years after the Closing Date.

Also on April 8, 2022, we entered into an Observer Agreement (the “Board Observer Agreement”) with Bitfury Holding B.V. (“Bitfury Holding”) and Bitfury (together with “Bitfury Holding,” the “Investors”), which provides that the Investors have the right to designate a representative to serve as an observer (the “Observer”) of our Board and any committees thereof (subject to exceptions specified therein). The Observer has the right to attend and observe meetings of the Board, including any meetings of the committees of the Board, and to participate in discussions of matters brought to the Board or any committee thereof, in each case, subject to certain exceptions specified in the Board Observer Agreement. The Investors’ rights under the Board Observer Agreement will terminate upon the date that the Investors no longer beneficially own at least 10% of the outstanding shares of our common stock. As of the date of this Quarterly Report, the Investors have not designated an Observer pursuant to the Board Observer Agreement.

The Board Observer Agreement was negotiated and approved by an independent committee of the Board.

Known Trends or Future Events

Impact of COVID-19

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the outbreak and global spread of COVID-19. The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments, including the United States, introduced measures aimed at preventing the spread of COVID-19. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as a result of the COVID-19 pandemic or otherwise, could result in a variety of risks to our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

We may experience disruptions to our business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of our employees or our counterparties to perform their jobs. We may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, we had to temporarily shut down the construction at the Alborz site in response to employees being impacted by COVID-19. The temporary shutdown was less than a week, and we resumed the construction at the site immediately after. If we are unable to effectively set up and service our miners, our ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect our business, prospects, financial condition, and operating results.

Change in Fiscal Year

Starting with the three and eight months ended September 30, 2021, we assumed GWAC’s financial calendar for our third fiscal quarter ending September 30 and our fiscal year ending December 31. This change to the fiscal year end was approved by the Board on September 23, 2021. Cipher Mining Technologies’ fiscal year previously ended on January 31.

Results of Operations

Since our inception on January 7, 2021 and until the time of the Business Combination, our activities were primarily organizational and those necessary to prepare for the Business Combination. Following the Business Combination, our activities have been focused on the set-up of cryptocurrency mining data centers as part of our planned buildout, including entry into agreements with Bitmain, SuperAcme and the Bitfury Group for supply of miners and other equipment and services. For further details, see “—Contractual Obligations and Other Commitments.” We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). Our plan of operation for the next 12 months is to develop our initial portfolio comprised of select sites in the United States in which to construct Bitcoin mining facilities for our operations.

We generated no revenue during either the three months ended March 31, 2022 or the two months ended March 31, 2021. We incurred general and administrative expenses of $17.4 million and $0.1 million during the three months ended March 31, 2022 and the two months ended March 31, 2021, respectively. Share-based compensation costs of $9.5 million were recognized in total general and administrative expenses for the three months ended March 31, 2022, primarily related to restricted stock units awarded to our employees. The remaining $7.9 million of general and administrative expenses incurred during the three months ended March 31, 2022 was recognized predominantly as follows: $2.4 million for business insurance, $1.4 million for taxes, $1.2 million for legal expenses, $0.8 million for payroll and payroll-related benefits for employees and $0.4 million each for consulting and accounting and audit expenses. General and administrative expenses recognized during the two months ended March 31, 2021 were mainly related to accounting and audit, investor relations and consulting expenses of $0.05 million, $0.04 million and $0.02 million, respectively.

We paid $76.5 million for deposits on miners and $20.4 million for deposits on other mining equipment during the three months ended March 31, 2022, increasing total deposits on equipment on our unaudited condensed consolidated balance sheet to approximately $207.2 million. Additionally, we paid $7.1 million for purchases of property and equipment, which was principally related to construction-in-progress at one of our planned wholly-owned sites under development in Texas.

On March 15, 2022, we formed the Special Independent Committee to review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving entry into the Waiver Agreement and the Observer Agreement. For more information about the Special Independent Committee, the Waiver and the Observer Agreements, see Notes 2 and 16 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Our legal expenses during the three months ended March 31, 2022 totaled $1.2 million and comprised primarily expenses related to the Special Independent Committee and legal and advisory expenses related to entry into the Waiver Agreement and the Observer Agreement.

Factors Expected to Affect Our Future Results

There have been no material changes to the “Factors Expected to Affect Our Future Results” in the Management’s Discussion and Analysis section of our 2021 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Liquidity and Capital Resources

We incurred a net loss of $17.5 million and negative cash flows from operations of $3.3 million for the three months ended March 31, 2022. As of March 31, 2022, we had working capital of approximately $101.1 million, which included cash and cash equivalents of $99.5 million, total stockholders’ equity of $342.5 million and an accumulated deficit of $89.7 million. To date, we have relied in large part on proceeds from the consummation of the Business Combination to fund our operations. During the three months ended March 31, 2022, we paid approximately $96.9 million as deposits on equipment, primarily for miners, and have significant future commitments related to these deposits as detailed below under “—Contractual Obligations and Other Commitments,” for which we will need additional capital in order to meet these commitments in accordance with the existing contractual terms. Management believes that our existing financial resources, combined with our ability to delay or change our planned buildout steps, are sufficient to meet our operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31, 2022	Two Months Ended March 31, 2021
Net cash used in operating activities	$(3,321)	$(45)
Net cash used in investing activities	(103,973)	-
Net cash (used in) provided by financing activities	(3,052)	100
Net (decrease) increase in cash and cash equivalents	$(110,346)	$55

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $3.3 million, resulting from a net loss of $17.3 million, less non-cash share-based compensation expenses of $9.5 million. The change in assets and liabilities of $4.4 million consisted of a decrease in prepaid expenses of $2.4 million primarily for insurance costs and an increase of $2.9 million for accrued expenses mainly for taxes and legal expenses; offset by a $1.0 increase in security deposits due to a bond covering the shipment of miners.

Net cash used in operating activities for the two months ended March 31, 2021 was approximately $45,000, resulting from a loss of $0.1 million and an increase in accounts payable of $67,000.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $104.0 million, primarily related to $96.9 million for deposits on equipment and $7.1 million for purchases of property and equipment primarily related to construction-in-progress at one of our planned Texas sites.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $3.1 million, which was used to repurchase shares to cover the tax obligations of employees resulting from the vesting of restricted stock units in the first quarter of 2022.

Net cash provided by financing activities for the two months ended March 31, 2021 was related to the receipt of a $0.1 million loan from Bitfury Top HoldCo to provide funding to the Company for its expenses.

Limited Business History; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of its performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no current intention of entering into a merger or acquisition within the next 12 months and we have a specific business plan and timetable to complete our 12-month plan of operation. We are in the process of an active operational buildout and anticipate that additional capital will be required to implement the buildout. See also “—Liquidity and Capital Resources.” We may also require additional capital to progress our buildout plan, pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, we have incurred and expect to continue to incur significant costs related to becoming a public company. Accordingly, we may in the future engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, we may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited. If the Company is unable to obtain adequate debt or equity financing for its planned buildout, we may be required to delay or change our planned buildout steps, which may adversely affect our business plan. For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We will need to raise additional capital, which may not be available on terms acceptable to us, or at all” in our 2021 Form 10-K.

Contractual Obligations and Other Commitments

We have a lease agreement for executive office space, with an effective term that commenced on February 1, 2022 and monthly rent payments of approximately $0.1 million commencing on June 1, 2022. The initial lease term is for a period of five years and four months.

Mining and Mining Equipment

At March 31, 2022, we had the following contractual obligations and other commitments for miners and other mining equipment (amounts in thousands):

Vendor	Agreement Date	Original Maximum Purchase Commitment*	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain Technologies Limited**	August 20, 2021 and August 30, 2021	$171,135	$164,590	$107,879	April 2022 - September 2022
SuperAcme Technology (Hong Kong)**/****	September 2, 2021	222,401	222,401	59,307	July 2022 - December 2022
Bitfury Top HoldCo B.V.	October 11, 2021	***	***	10,000	***
Bitfury USA Inc. and other vendors (primarily for BBACs)	Various		47,775	29,978
Total			$434,765	$207,164

__________

* Maximum purchase commitment does not consider discounts that we may qualify for with the respective vendors, which could reduce the total cost of the miners.

** Pursuant to our agreements with Bitmain and SuperAcme, we are responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

*** As of March 31, 2022, there were no mutually executed order confirmations and as such, we had no binding commitments to acquire miners from Bitfury Top HoldCo. See “—Recent Developments” above for additional information regarding the return of shares of our Common Stock held by Bitfury Top HoldCo as consideration for the $10.0 million deposit paid, which occurred after March 31, 2022.

****See “—Recent Developments” above for additional information regarding the execution of the Amended SuperAcme Agreement.

On August 20, 2021 and on August 30, 2021, we and Bitmain entered into a Non-Fixed Price Sales and Purchase Agreement and a Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement, respectively, (together, the “Bitmain Agreement”) for us to purchase 27,000 Antminer S19j Pro (100 TH/s) miners, which were expected to be delivered in nine batches on a monthly basis between January 2022 and September 2022; however, as of March 31, 2022, only one monthly batch has been received. The original purchase price under the Bitmain Agreement is $171.1 million (the “Total Purchase Price”) with (i) 25% of the Total Purchase Price due paid within five days of execution of the Bitmain Agreement, (ii) 35% of the purchase price of each batch due five months prior to each delivery, and (iii) the remaining 40% of the purchase price of each batch due 15 days prior to each delivery. As of March 31, 2022, we had paid total deposits of $114.0 million for the miners (some of which are no longer reflected in the table above due to the receipt of one batch of miners during the three months ended March 31, 2022).

On September 2, 2021, we entered into the Original SuperAcme Agreement to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners, which are expected to be delivered in six batches on a monthly basis between July 2022 and December 2022. On May 6, 2022, we entered into the Amended SuperAcme Agreement, which establishes a new delivery quantity ratio of miners as well as new fixed subtotal pricing. In connection with the Original SuperAcme Agreement, we previously paid an initial deposit of $22.2 million. No additional initial deposit was required as a result of the execution of the Amended SuperAcme Agreement. The expected final purchase price under the Amended SuperAcme Agreement is subject to both the new fixed price terms and certain floating price terms. Each batch of miners will continue to be paid in full prior to delivery. As of March 31, 2022, we had paid deposits of $59.3 million for the miners.

On October 11, 2021, we entered into an agreement with Bitfury Top HoldCo B.V., made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of between 28,000 to 56,000 mining rigs, to be delivered in seven batches on a monthly basis between June 2022 and December 2022. The agreement is a non-binding commitment unless and until confirmed by a mutually executed order confirmation. Based on our latest market assessments, we currently do not anticipate entering into any such order confirmations. Generally, under this agreement, we agreed to pay a maximum price of $6,250 per machine, with an advance payment of $10.0 million due on or before the third business day following the execution of the agreement, and advance payments for each monthly batch due thereafter in accordance with the terms of the agreement. As of March 31, 2022, we had paid a deposit of $10.0 for the miners. If we do not enter into any order confirmations, the deposit is expected to be returned to us or used to partially offset amounts that we may owe to the Bitfury Group under any other arrangements.

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

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of depreciation of fixed assets, stock compensation expense and (ii) non-GAAP net loss and non-GAAP diluted loss per share that exclude the impact of depreciation of fixed assets, change in fair value of warrant liability and stock compensation expense. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United States (”GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

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

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from the non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers and directors. Similarly, we expect that depreciation of fixed assets will continue to be a recurring expense over the term of the useful life of the assets. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP. We rely primarily on such consolidated financial statements to understand, manage and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of (i) depreciation of fixed assets and (ii) stock compensation expense, to its most directly comparable GAAP measure for the periods indicated:

	Three Months Ended March 31, 2022	Two Months Ended March 31, 2021
Reconciliation of non-GAAP loss from operations:
Operating loss	$(17,401)	$(113)
Depreciation	7	-
Impairment of cryptocurrencies	4	-
Stock compensation expense	9,514	-
Non-GAAP loss from operations	$(7,876)	$(113)

The following are reconciliations of our non-GAAP net loss and non-GAAP basic and diluted net loss per share, in each case excluding the impact of (i) depreciation of fixed assets (ii) change in fair value of warrant liability and (iii) stock compensation expense, to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31, 2022	Two Months Ended March 31, 2021
Reconciliation of non-GAAP net loss:
Net loss	$(17,499)	$(113)
Non-cash adjustments to net loss
Depreciation	7	-
Change in fair value of warrant liability	48	-
Impairment of cryptocurrencies	4	-
Stock compensation expense	9,514	-
Total non-cash adjustments to net loss	9,573	-
Non-GAAP net loss	$(7,926)	$(113)

Reconciliation of non-GAAP basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.07)	$-
Depreciation of fixed assets (per share)	-	-
Change in fair value of warrant liability (per share)	-	-
Impairment of cryptocurrencies (per share)	-	-
Stock compensation expense (per share)	0.04	-
Non-GAAP basic and diluted net loss per share	$(0.03)	$-

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. A description of our significant accounting policies in included in our 2021 Form 10-K. You should read the unaudited condensed consolidated financial statements in conjunction with our audited consolidated financial statements and accompanying notes in our 2021 Form 10-K. Except as disclosed below, there has been no material change in the information disclosed in the notes to our audited consolidated financial statements included in our 2021 Form 10-K.

Cryptocurrencies

Cryptocurrencies, including Bitcoin, will be included in current assets on the consolidated balance sheets. Cryptocurrencies awarded to us through our wholly owned mining activities will be accounted for in connection with our revenue recognition policy disclosed above. Cryptocurrencies awarded to us as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, “Nonmonetary Transactions” and recorded at fair value upon receipt.

Cryptocurrencies will be accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, it is required to perform a quantitative impairment test. We have elected to bypass the optional qualitative impairment assessment and will track our cryptocurrency activity daily for impairment assessment purposes. We will determine the fair value of our cryptocurrencies on a nonrecurring basis in accordance with ASC 820, Fair Value Measurements and Disclosures, based on quoted prices on the active trading platform that we determine is our principal market for Bitcoin (Level 1 input). We will perform an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted prices on active trading platforms, indicate that it is more likely than not that our cryptocurrencies are impaired. For impairment testing purposes, daily fair value of the cryptocurrencies is based on the next day’s beginning market price of the cryptocurrency (UTC 00:00), at the single Bitcoin level (one Bitcoin). The excess, if any, of the current carrying amount of the cryptocurrency assets over the daily fair value represents an impairment loss. The total of all daily impairment losses for the given quarter are summed and recorded at the end of the quarter. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Cryptocurrencies awarded to us through our mining activities will be included as an adjustment to reconcile net income to cash used in operating activities in the consolidated statements of cash flows. The receipt of cryptocurrency as distributions-in-kind from equity investees and sales, if any, of cryptocurrencies are included within investing activities in the consolidated statements of cash flows and any realized gains or losses from such sales will be included in operating income (loss), net in the consolidated statements of operations. We will account for our sale of cryptocurrencies in accordance with the first in first out (“FIFO”) method of accounting.

Investment in equity investee

We account for investments using the equity method of accounting if the investment provides us with the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the common stock of an investee (including a joint venture) shall be initially measured and recorded at cost.; however, an investor shall initially measure at fair value an investment in the common stock of an investee (including a joint venture) recognized upon the derecognition of a distinct nonfinancial asset at the time that control over the distinct nonfinancial asset is transferred to the equity investee, such as that which occurs upon the transfer of miners and mining equipment to the joint venture from us.

Our investment is subsequently adjusted to recognize our share of net income or losses as they occur. We also adjust our investment upon receipt of cryptocurrency from the equity investee, which is accounted for as a distribution-in-kind. Our share of investee earnings or losses is recorded, net of taxes, within earnings (losses) of equity method investment in the consolidated statements of operations. Additionally, our interest in the net assets of its equity method investee is reflected in the consolidated balance sheets. If, upon the contribution of nonfinancial assets to the joint venture from us, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of an investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on our proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

We consider whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we consider any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then we would record a write-down of our investment to estimated fair value.

Leases

We account for leases in accordance with ASC 842, Leases. Accordingly, management determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for our use by the lessor. Our assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which we are reasonably certain of not exercising, as well as periods covered by renewal options which we are reasonably certain of exercising. We also determine lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

A lease liability is recorded on our consolidated balance sheet at lease commencement reflecting the present value of our fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability will also be recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, we use our incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. Our incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

For our operating leases, fixed lease payments will be recognized as lease expense on a straight-line basis over the lease term. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

ASC 842 provides practical expedients for an entity’s ongoing accounting. We have elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of our lease components for balance sheet purposes.

The Company entered into a series of agreements with affiliates of Luminant ET Services Company LLC (“Luminant”), including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant

Lease Agreement”). Once the Luminant Lease Agreement is effective and we have control over the applicable leased asset, we will record both a ROU asset and a corresponding lease liability in accordance with ASC 842 for each lease component as applicable under the agreement.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level and that the previous material weaknesses of GWAC no longer applied to the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

For a discussion of potential risks and uncertainties related to us, see the information included in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K, except as noted below.

Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “we,” “us” or “our” refer to Cipher Mining Inc.

If we are unable to successfully maintain our power and hosting arrangements or secure the sites for our data centers, on acceptable terms or at all, or if we must otherwise relocate to replacement sites, our operations may be disrupted, and our business results may suffer.

As part of our strategy, we plan to set up and begin operations at several sites in the United States. We began deployment of capacity in the first quarter of 2022, with mining operations beginning at one site in February 2022. For further details on our planned buildout, see “Business—Our Planned Cryptocurrency Operations— Operational Buildout Plan” in our 2021 Form 10-K. We entered into definitive power and hosting arrangements with Standard Power, WindHQ and Luminant, which intend to cover our sites referenced above. For further details, see “Business— Material Agreements—Power Arrangements and Hosting Arrangements” in our 2021 Form 10-K. Furthermore, although these definitive agreements include provisions allowing us to secure the sites for our data centers, actually securing these sites on terms acceptable to us may not occur within our timing expectations or at all. Securing the sites for our data centers may also be subject to various governmental approvals and require entry into ancillary agreements. Our inability to secure the sites for our data centers could adversely impact the anticipated timing of our buildout. Additionally, we may need to secure interconnection agreements as part of securing the sites for our datacenters. Even if we are successful in negotiating and maintaining interconnection agreements for the relevant data centers, our operations still remain subject to risks related to the availability of electricity and deployment of the required electrical infrastructure as per these interconnection agreements. For further details, see “—Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, or even fully or partially ban mining operations” in our 2021 Form 10-K.

If we fail to timely complete the planned construction of our sites and commence operations, it could have a material adverse effect on our business.

We began deployment of capacity, with mining operations beginning at one site in February 2022. For further details, see “Business—Our Planned Cryptocurrency Operations—Operational Buildout Plan” in our 2021 Form 10-K. We cannot give assurances that the construction at any of our planned sites will be completed as scheduled, without cost overrun or at all. Given current lead times for new mining hardware and certain equipment, we need to commit to purchasing mining machines and equipment in advance of a site becoming fully operational, and we may not have the power capacity or finalized infrastructure to support these mining machines. A failure or material delay in our ability to develop and operate the sites in accordance with, or in excess of, expectations could have a material adverse effect on our business, prospects, financial condition and operating results. Even if the construction is completed on a timely basis, we cannot give assurances that the full commercial operations will begin as we expected due to delays in receipt and installation of mining machines or otherwise.

Delays or disruptions in the development or operation of our Texas sites could also materially and adversely affect our business, results of operations and financial condition.

We currently expect to have a concentration of sites in Texas and, consequently, expect to be particularly exposed to changes in market conditions and natural disasters in this state. Texas, through its regulatory and economic incentives, has encouraged cryptocurrency mining companies, like ours, to locate their operations in the state. As such, we may face increased competition in Texas for suitable mining sites and skilled workers. If we experience delays in construction or commencement of mining operations, supply chain disruptions (such as the global microchip and semiconductor shortage), increased costs of component parts or raw materials, increased costs or lack of skilled labor or disputes with our third party contractors or service providers, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.

Regulatory actions in one or more countries could severely affect the right to acquire, own, hold, sell or use certain cryptocurrencies or to exchange them for fiat currency.

In 2021, the Chinese government declared that all digital currency-related business activities are illegal, effectively banning mining and trading in cryptocurrencies, such as Bitcoin. One or more countries, such as India or Russia, may take similar regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use cryptocurrencies or to exchange them for fiat currency. In some nations, it is illegal to accept payment in Bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions.

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

BitfuryTop HoldCo is our controlling shareholder and, as such, may be able to control our strategic direction and exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation.

As of May 6, 2022, Bitfury Top HoldCo (together with Bitfury Holding B.V. (“Bitfury Holding”),an affiliate of Bitfury Top HoldCo) held approximately 82.1% of our common stock. Accordingly, Bitfury is able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation. Bitfury Top HoldCo may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Cipher, could deprive Cipher’s stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Cipher, and might ultimately affect the market price of shares of our common stock.

Furthermore, Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement. For further details, see “Business—Material Agreements—Master Services and Supply Agreement” and “—Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement and is a holding company with limited assets” in our 2021 Form 10-K. The Master Services and Supply Agreement and any potential agreements thereunder constitute related-party transactions, see “Certain Relationships and Related Person Transactions—Master Services and Supply Agreement” in our 2021 Form 10-K. Bitfury Top HoldCo is entitled to appoint a majority of the members of the Board, and it has the power to determine the decisions to be taken at our shareholder meetings on matters of our management that require the prior authorization of our shareholders, including in respect of related party transactions, such as the Master Services and Supply Agreement, corporate restructurings and the date of payment of dividends and other capital distributions. Thus, the decisions of Bitfury Top HoldCo as our controlling shareholder on these matters, including its decisions with respect to its or our performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of our common stock holders and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Any offer or sale by Bitfury Top HoldCo, of our common stock or securities in the Bitfury Top HoldCo itself or another entity that may have a direct or indirect control over us, could have a negative effect on the price and trading volume of our common stock.

As of May 6, 2022, Bitfury Top HoldCo (together with Bitfury Holding)held approximately 82.1% of our common stock. The market price and trading volume of our common stock could be adversely affected by, among other factors, sales of substantial amounts of common stock in the public market, investor perception that substantial amounts of common stock could be sold or by the fact or perception of other events that could have a negative effect on the market for our common stock.

In the future, upon expiration of its respective lock-up, Bitfury Top HoldCo may offer or sell our common stock on the market. Furthermore, on April8, 2022, we entered into the Waiver Agreement with Bitfury Top HoldCo, pursuant to which we waived certain restrictions on transfer of our common stock held by Bitfury Top HoldCo and certain other stockholders, which were subject to lock-ups. For further details, see “Certain Relationships and Related Person Transactions—Waiver Agreement.” At any time, Bitfury Top HoldCo may also engage in capital markets transactions with respect to securities in Bitfury Top HoldCo itself or another entity that may have direct or indirect control over us.

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

Exercise of our outstanding warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of May 6, 2022, we had 8,613,980 outstanding warrants to purchase our common stock, which became exercisable beginning on October 19, 2021. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market price of our common stock. However, there is no guarantee that the public warrants will be in the money at a given time prior to their expiration, and as such, the warrants may expire worthless. See “—There is no guarantee that our warrants will ever be in the money, and they may expire worthless” in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On October 22, 2020, GWAC completed its initial public offering (the “GWAC IPO”). All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248333), as amended (the “GWAC Registration Statement”), declared effective by the SEC on October 19, 2020. Simultaneous with the consummation of the GWAC IPO, GWAC consummated a private placement of units to certain another investors.

There has been no material change in the expected use of the net proceeds from the GWAC IPO and private placement as described in our 2021 Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No.	Exhibit	Filing Date	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/2021
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/2021
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/2020
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/2020
10.1	Second Amendment to the Power Purchase Agreement, dated February 28, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	10-K	001-39625	10.35	3/4/2022
10.2	Waiver Agreement, dated as of April 8, 2022.	8-K	001-39625	99.1	4/14/2022
10.3	Board Observer Agreement, dated as of April 8, 2022.	8-K	001-39625	99.2	4/14/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIPHER MINING INC.

Date: May 10, 2022	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)