Form 10-Q
period 2022-06-30
Cipher Mining Inc.
filed 2022-08-09
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 247,518,966, shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,042	$209,841
Receivables, related party	467	-
Prepaid expenses and other current assets	9,554	13,819
Cryptocurrencies	787	-
Total current assets	47,850	223,660
Deposits on equipment	196,707	114,857
Property and equipment, net	23,637	5,124
Security deposits	11,417	10,352
Investment in equity investee	56,828	-
Right-of-use asset	5,512	-
Deferred investment costs	-	174
Total assets	$341,951	$354,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,739	$242
Accounts payable, related party	12,038	-
Operating lease liability, current portion	975	-
Accrued expenses	5,811	257
Total current liabilities	23,563	499
Operating lease liability, net of current portion	5,023	-
Warrant liability	26	137
Total liabilities	28,612	636
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 251,001,072 and 252,131,679 shares issued as of June 30, 2022 and December 31, 2021, respectively, and 247,489,582 and 249,279,420 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	251	252
Additional paid-in capital	431,966	425,438
Treasury stock, at par, 3,511,490 and 2,852,259 shares at June 30, 2022 and December 31, 2021, respectively	(4)	(3)
Accumulated deficit	(118,874)	(72,156)
Total stockholders’ equity	313,339	353,531
Total liabilities and stockholders’ equity	$341,951	$354,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended	Five Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Costs and expenses
General and administrative	$16,704	$546	$34,094	$659
Depreciation	8	1	15	1
Impairment of cryptocurrencies	535	-	539	-
Equity in loss of equity investment	12,079	-	12,232	-
Total costs and expenses	29,326	547	46,880	660
Operating loss	(29,326)	(547)	(46,880)	(660)
Other income (expense)
Interest income	44	-	51	-
Interest expense	-	(1)	-	(1)
Change in fair value of warrant liability	63	-	111	-
Total other income (expense)	107	(1)	162	(1)
Net loss	$(29,219)	$(548)	$(46,718)	$(661)
Basic and diluted net loss per share	$(0.12)	$-	$(0.19)	$-
Basic and diluted weighted average number of shares outstanding	247,730,410	200,000,000	248,945,581	200,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except for share amounts)

(unaudited)

Three Months Ended June 30, 2022

	Common Stock		Additional	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance as of March 31, 2022	253,685,763	$254	$431,899	(3,511,490)	$(4)	$(89,655)	$342,494
Common stock cancelled	(2,890,173)	(3)	(9,997)	-	-	-	(10,000)
Delivery of common stock underlying restricted stock units	205,482	-	-	-	-	-	-
Share-based compensation	-	-	10,064	-	-	-	10,064
Net loss	-	-	-	-	-	(29,219)	(29,219)
Balance as of June 30, 2022	251,001,072	$251	$431,966	(3,511,490)	$(4)	$(118,874)	$313,339

Three Months Ended June 30, 2021

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of March 31, 2021	200,000,000	$200	$(200)	$(116)	$(116)
Net loss	-	-	-	(548)	(548)
Balance as of June 30, 2021	200,000,000	$200	$(200)	$(664)	$(664)

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands except for share amounts)

(unaudited)

Six Months Ended June 30, 2022

	Common Stock		Additional	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance as of December 31, 2021	252,131,679	$252	$425,438	(2,852,259)	$(3)	$(72,156)	$353,531
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,759,546	2	(3,053)	(659,231)	(1)	-	(3,052)
Warrants exercised	20	-	-	-	-	-	-
Common stock cancelled	(2,890,173)	(3)	(9,997)	-	-	-	(10,000)
Share-based compensation	-	-	19,578	-	-	-	19,578
Net loss	-	-	-	-	-	(46,718)	(46,718)
Balance as of June 30, 2022	251,001,072	$251	$431,966	(3,511,490)	$(4)	$(118,874)	$313,339

Five Months Ended June 30, 2021

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of January 31, 2021	200,000,000	$200	$(200)	$(3)	$(3)
Net loss	-	-	-	(661)	(661)
Balance as of June 30, 2021	200,000,000	$200	$(200)	$(664)	$(664)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended	Five Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net loss	$(46,718)	$(661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	-
Amortization of right-of-use assets	347	-
Change in fair value of warrant liability	(111)	-
Share-based compensation	19,578	-
Equity in loss of equity investment	12,232	-
Impairment of cryptocurrencies	539	-
Changes in assets and liabilities:
Receivables, related party	(467)	-
Prepaid expenses and other current assets	4,134	(18)
Security deposits	(1,065)	(441)
Accounts payable	104	27
Accounts payable, related party	-	44
Accrued expenses	1,209	46
Lease liability	271	-
Net cash used in operating activities	(9,932)	(1,003)
Cash flows from investing activities
Deposits on equipment	(156,811)	-
Purchases of property and equipment	(13,069)	-
Capital distribution from equity investee	10,065	-
Net cash used in investing activities	(159,815)	-
Cash flows from financing activities
Repurchase of common shares to pay employee withholding taxes	(3,052)	-
Proceeds from borrowings on related party loan	-	4,300
Payments for deferred offering costs	-	(132)
Net cash (used in) provided by financing activities	(3,052)	4,168
Net (decrease) increase in cash and cash equivalents	(172,799)	3,165
Cash and cash equivalents, beginning of the period	209,841	-
Cash and cash equivalents, end of the period	$37,042	$3,165
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$-	$-
Supplemental disclosure of noncash investing and financing activities
Equity method investment acquired for non-cash consideration	$75,933	$-
Common stock cancelled	$10,000	$-
Deposits on equipment in accounts payable, related party	$10,612	$-
Right-of-use asset obtained in exchange for operating lease liability	$5,859	$-
Investment in equity investee in accrued expenses	$4,345	$-
Property and equipment purchases in accounts payable	$4,033	$-
Property and equipment purchases in accounts payable, related party	$1,426	$3
Cryptocurrencies received from equity method investment	$1,326	$-
Reclassification of deferred investment costs to equity method investment	$174	$-
Property and equipment purchases in related party loan	$-	$109
Deposits on equipment in accounts payable	$360	$-
Deferred offering costs included in accrued expenses	$-	$1,791
Deferred offering costs included in accounts payable	$-	$20
Deferred investment costs included in accrued expenses	$-	$187

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

Business

The Company is an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, the Company is developing and growing a cryptocurrency mining business specializing in Bitcoin. As a stand-alone, U.S.-based cryptocurrency mining business, the Company has begun its buildout of cryptocurrency mining sites in the United States that will include both wholly-owned sites and partially-owned sites acquired through investments in joint ventures. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning at the Alborz facility, located in Texas, in February 2022 (the “Alborz facility”). See additional information about the Alborz facility in Note 8.

Cipher Mining Technologies was established on January 7, 2021, in Delaware, by Bitfury Top Holdco B.V. and its subsidiaries (“Bitfury Top Holdco” and, with its subsidiaries, the “Bitfury Group”), a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 81.6% and 83.4% of the Company’s common stock, $0.001 par value per share (”Common Stock”) as of June 30, 2022 and upon completion of the Business Combination (as defined above), respectively, with sole voting and sole dispositive power over those shares and, as a result, the Bitfury Group has control of the Company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation.”

Risks and uncertainties

Liquidity and capital resources and limited business history

The Company incurred net losses of $46.7 million and cash flow used in operations of $9.9 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had approximate balances of cash and cash equivalents of $37.0 million, working capital of $24.3 million, total stockholders’ equity of $313.3 and an accumulated deficit of $118.9 million. To date, the Company has, in large part, relied on proceeds from the consummation of the Business Combination to fund its operations. During the six months ended June 30, 2022, the Company paid approximately $156.8 million of deposits for miners and mining equipment. As of June 30, 2022, the Company had transferred equipment with a total cost of $75.9 million from deposits on equipment related to the contribution of a total of 10,578 miners and other mining equipment to the Alborz facility, which was recorded to investment in equity investee on its condensed consolidated balance sheet, with the exception of the $11.6 million loss discussed below. In June 2022, the Company contributed 6,629 miners to the Alborz facility, which are included in the 10,578 total of miners contributed. At the time of the June contribution, these miners had a fair value that was lower than the cost paid by the Company to obtain them and the Company recognized a loss of $11.6 million within equity in loss of equity investment on its condensed consolidated statement of operations during the three and six months ended June 30, 2022.

As of June 30, 2022, the Company had $196.7 million of deposits on equipment on its condensed consolidated balance sheet, primarily for miners, and has significant future commitments related to these deposits as detailed in Note 6, for which the Company will need additional capital in order to meet these commitments in accordance with the existing contractual terms. Management believes that the Company’s existing financial resources, combined with its ability to delay certain equipment orders, projected distributions of cash and cryptocurrencies from its partially-owned sites, projected revenues from cryptocurrency mining operations at

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

its wholly-owned site, as well as the ability to sell cryptocurrency received or earned, will be sufficient to meet its operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

There is limited historical financial information about the Company upon which to base an evaluation of its performance and the Company has not generated any revenues from its business to date. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. Management of the Company has no current intention of entering into a merger or acquisition within the next 12 months. The Company is in the process of an active operational buildout and anticipates that additional capital will be required to implement the buildout. The Company may also require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to becoming a public company. Accordingly, the Company may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited. If the Company is unable to obtain adequate debt or equity financing for its planned buildout, the Company may be required to delay or change its planned buildout steps, which may adversely affect the Company's business plan.

COVID-19

Results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of the Company’s control, such as the outbreak and global spread of the coronavirus (“COVID-19”). The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments, including the United States, introduced measures aimed at preventing the spread of COVID-19. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as result of the COVID-19 pandemic or otherwise, could result in a variety of risks to the Company’s business and management cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact the Company’s business.

The Company may experience disruptions to its business operations resulting from supply delays or interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of its employees or its counterparties to perform their jobs. The Company may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, construction at the Alborz facility was temporarily shut down in response to employees being impacted by COVID-19. The temporary shut down was less than a week, and construction resumed at the site immediately after. If the Company is unable to effectively set up and service its miners, the Company’s ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect the Company’s business, prospects, financial condition, and operating results.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuation of the warrant liability, useful lives of property and equipment, and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates.

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

Change in fiscal year

Cipher Mining Technologies assumed GWAC’s financial calendar for the combined entity with the third fiscal quarter ending September 30, 2021 and its fiscal year ending December 31, 2021. This change to the fiscal year end was approved by the Company’s board of directors (“Board”) on September 23, 2021. Cipher Mining Technologies’ fiscal year previously ended on January 31.

Investment in equity investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the common stock of an investee (including a joint venture) shall be initially measured and recorded at cost; however, an investor shall initially measure at fair value an investment in the common stock of an investee (including a joint venture) recognized upon the derecognition of a distinct nonfinancial asset at the time that control over the distinct nonfinancial asset is transferred to the equity investee, such as that which occurs upon the transfer of miners and mining equipment to the joint venture from Cipher.

The Company’s investment is subsequently adjusted to recognize the Company’s share of net income or losses as they occur. The Company also adjusts its investment upon receipt of cryptocurrency from the equity investee, which is accounted for as a distribution-in-kind. The Company’s share of investee earnings or losses is recorded, net of taxes, within equity in loss of equity investment in the unaudited condensed consolidated statements of operations. Additionally, the Company’s interest in the net assets of its equity method investee is reflected in the unaudited condensed consolidated balance sheets. If, upon the contribution of nonfinancial assets to the joint venture from Cipher, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of an investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Property and equipment, net

Property and equipment consists primarily of construction-in-progress at the Company’s wholly-owned site in Texas, as well as office and computer equipment, software that is being developed for internal use, and several miners obtained for testing purposes. Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which is generally three years for office and computer-related assets and five years for miners. Construction-in-progress consists primarily of leasehold improvements which, when placed into service, will be depreciated in accordance with the lease term of five years.

Property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Office and computer equipment	$92	$60
Software	238	-
Furniture and fixtures	45	-
Miners and mining equipment	26	-
Construction-in-progress	23,256	5,069
Total cost of property and equipment	23,657	5,129
Less: accumulated depreciation	(20)	(5)
Property and equipment, net	$23,637	$5,124

Depreciation expense was immaterial during the three and six months ended June 30, 2022 and also during the three and five months ended June 30, 2021.

Capitalized software costs

The Company accounts for the costs of software developed for internal use by capitalizing costs incurred during the application development stage to property and equipment, net on the unaudited condensed consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company plans to amortize the capitalized costs of internal-use software on a straight-line basis over the estimated useful life of the asset, which is expected to be 3 years. The Company will recognize the amortization in the consolidated statements of operations once the software is technologically feasible.

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

A lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability will also be recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

For the Company’s operating leases, fixed lease payments will be recognized as lease expense on a straight-line basis over the lease term. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

ASC 842 provides practical expedients for an entity’s ongoing accounting. The Company has elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes.

The Company entered into a series of agreements with affiliates of Luminant ET Services Company LLC (“Luminant”), including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). Once the Company has control over the applicable leased asset, the Company will record both a ROU asset and a corresponding lease liability in accordance with ASC 842 for each lease component as applicable under the agreements.

Cryptocurrencies

Cryptocurrencies, including Bitcoin, are included in current assets on the unaudited condensed consolidated balance sheets. Cryptocurrencies awarded to the Company through its wholly-owned mining activities will be accounted for in connection with the Company’s revenue recognition policy. Cryptocurrencies awarded to the Company as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, “Nonmonetary Transactions” and recorded at fair value upon receipt.

Cryptocurrencies will be accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company has elected to bypass the optional qualitative impairment assessment and will track its cryptocurrency activity daily for impairment assessment purposes. The Company determines the fair value of its cryptocurrencies on a nonrecurring basis in accordance with ASC 820, “Fair Value Measurements and Disclosures”, based on quoted prices on the active trading platform that the Company determines is its principal market for Bitcoin (Level 1 input). The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted prices on its active trading platform, indicate that it is more likely than not that its cryptocurrencies are impaired. For impairment testing purposes, daily fair value of the cryptocurrencies is based on the next day’s beginning market price of the cryptocurrency (UTC 00:00), at the single Bitcoin level (one Bitcoin). The excess, if any, of the current carrying amount of the cryptocurrency assets over the daily fair value represents an impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company recognized an impairment charge of $0.5 million on its cryptocurrency assets during the three and six months ended June 30, 2022.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (amounts in thousands):

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$21,055	$-	$-	$21,055
	$21,055	$-	$-	$21,055
Liabilities included in:
Warrant liability	$-	$-	$26	$26
	$-	$-	$26	$26

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$101,004	$-	$-	$101,004
	$101,004	$-	$-	$101,004
Liabilities included in:
Warrant liability	$-	$-	$137	$137
	$-	$-	$137	$137

Fair values of cash and cash equivalents, accounts payable and accrued expenses approximate the recorded value due to the short-term nature of these items. The Company’s Private Placement Warrants are classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market.

The valuation of the Private Placement Warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	June 30, 2022	December 31, 2021
Risk-free rate	2.96%	1.20%
Dividend yield rate	0.00%	0.00%
Volatility	77.0%	58.8%
Contractual term (in years)	4.2	4.7
Exercise price	$11.50	$11.50

The following table presents changes in the fair value of the Private Placement Warrants for the six months ended June 30, 2022 (amounts in thousands):

Balance, January 1, 2022	$137
Change in fair value	(111)
Balance, June 30, 2022	$26

NOTE 4. PREPAID EXPENSES AND ACCRUED EXPENSES

As of June 30, 2022 and December 31, 2021, the Company had $9.6 million and $13.8 million, respectively, of prepaid expenses and other current assets on its unaudited condensed consolidated balance sheets, which was almost entirely related to prepaid insurance as of both dates.

The Company’s accrued expenses consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2022	December 31, 2021
Taxes	$5,177	$-
Legal	567	100
Accounting and audit	67	153
Other	-	4
Total accrued expenses	$5,811	$257

NOTE 5. CRYPTOCURRENCIES

The following table presents information about the Company’s cryptocurrencies (Bitcoin) (amounts in thousands):

Balance, December 31, 2021	$-
Cryptocurrencies received from equity investee	1,326
Impairment of cryptocurrencies	(539)
Balance, June 30, 2022	$787

The Company’s cryptocurrency activity for the six months ended June 30, 2022 was all from Bitcoin. The Company had no cryptocurrency activity during the five months ended June 30, 2021.

During the six months ended June 30, 2022, the Company recorded impairment charges of $0.5 million on its cryptocurrency holdings as shown in the table above.

NOTE 6. DEPOSITS ON EQUIPMENT

As of June 30, 2022, the Company had outstanding executed purchase agreements for the purchase of (1) 27,000 Antminer S19j Pro (100 TH/s) miners from Bitmain Technologies Limited (“Bitmain”) and (2) 60,000 MicroBT M30S, M30S+ and M30S++ miners from SuperAcme Technology (Hong Kong) Limited (“SuperAcme”). The Company entered into an Amended and Restated

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Framework Agreement on Supply of Blockchain Servers with SuperAcme (the “Amended SuperAcme Agreement”) on May 6, 2022, which amended that certain Framework Agreement on Supply of Blockchain Servers with SuperAcme, dated September 2, 2021, to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners (the “Original SuperAcme Agreement”).

The Amended SuperAcme Agreement established a new delivery quantity ratio of miners, as well as new fixed subtotal pricing. In connection with the Original SuperAcme Agreement, the Company previously paid an initial deposit of $22.2 million. No additional initial deposit was required as a result of the execution of the Amended SuperAcme Agreement. The expected final purchase price under the Amended SuperAcme Agreement is subject to both the new fixed price terms and certain floating price terms, with advance payment due in advance of certain batches of supply being delivered. The Company is in discussions with SuperAcme regarding the possibility of adjusting the payment and delivery schedules for the mining rigs originally scheduled for November 2022 and December 2022 to a date in 2023 to be agreed upon between the Company and SuperAcme.

The Company entered into two agreements with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement between the Company and Bitfury Top HoldCo dated August 26, 2021, to purchase a total of 240 units of BlockBox air-cooled containers (each a “BBAC”), the modular data centers that house mining machines. The delivery of those containers commenced in the first quarter of 2022 and is anticipated to be completed in 2022, as expected. See Note 9 for more information on the Master Services and Supply Agreement.

The Company previously had an agreement for the purchase of between 28,000 to 56,000 mining rigs from Bitfury Top HoldCo, also made under, and as a part of, the Master Services and Supply Agreement. Upon execution of the agreement, the Company paid a $10.0 million deposit to Bitfury Top HoldCo; however, the agreement for the purchase of mining rigs was a non-binding commitment unless and until confirmed by a mutually executed order confirmation. No order confirmations were executed under this agreement and, as further described in Note 9, shares of the Company’s Common Stock held by Bitfury Top HoldCo were returned to the Company as consideration for, or repayment of, the $10.0 million deposit.

The purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) are summarized below as of June 30, 2022 (amounts in thousands):

Vendor	Agreement Dates	Original Maximum Purchase Commitment*	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain Technologies Limited**	August 20, 2021 and August 30, 2021	$171,135	$69,885	$69,885	April 2022 - September 2022
SuperAcme Technology (Hong Kong)**/***	May 6, 2022	222,401	222,401	88,868	July 2022 - December 2022
Bitfury USA Inc. and other vendors (primarily for BBACs)****	Various		43,746	37,954
Total			$336,032	$196,707

__________

* Maximum purchase commitment does not consider discounts that the Company may qualify for with the respective vendors, which could reduce the total cost.

** Pursuant to the Company’s agreements with Bitmain and SuperAcme, the Company is responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

*** See Note 16 for further developments with SuperAcme.

****See Notes 9 and 16 for additional information regarding payments for BBACs.

During the six months ended June 30, 2022, the Company paid approximately $156.8 million of deposits for miners and mining equipment. As of June 30, 2022, the Company had removed equipment with a total cost of $75.9 million from deposits on equipment related to the contribution of a total of 10,578 miners and other mining equipment to the Alborz facility, which was recorded to investment in equity investee on its condensed consolidated balance sheet, with the exception of the $11.6 million loss discussed below. In June 2022, the Company contributed 6,629 miners to the Alborz facility, which are included in the 10,578 total of miners contributed. At the time of the June contribution, these miners had a fair value that was less than the cost paid by the Company to obtain them and the Company recognized a loss of $11.6 million within equity in loss of equity investment on its condensed consolidated statement of operations during the three and six months ended June 30, 2022. See additional information in Note 8.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7. SECURITY DEPOSITS

Security deposits are shown in the table below as of the dates indicated (amounts in thousands):

	June 30, 2022	December 31, 2021
Luminant Power Purchase Agreement Independent Collateral Amount (see Note 9)	$6,277	$6,277
Luminant Purchase and Sale Agreement collateral (see Note 9)	3,063	3,063
Office lease security deposit	922	922
Other deposits	1,155	90
Total security deposits	$11,417	$10,352

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

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Alborz LLC (the “Alborz LLC Agreement”). On May 16, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Bear Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Bear LLC (the “Bear LLC Agreement”). The Alborz LLC Agreement and the Bear LLC Agreement delineate the rights and obligations of the members related to the construction, operation and management of the Alborz facility and the Bear facility, respectively, each located in Texas. The Company is required to support and monitor (remotely) the operations of the hardware at the Alborz and Bear facilities (particularly the mining servers) under the WindHQ Joint Venture Agreement.

The Company uses the equity method of accounting to account for its 49% equity interest in Alborz LLC. The Company also reclassified approximately $0.2 million of legal costs associated with the joint venture formation to investment in equity investee during the six months ended June 30, 2022. The Company recognized approximately $0.5 million and $0.6 million as equity in the net loss of Alborz LLC in the unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2022, respectively. For the six months ended June 30, 2022, the Company received distributions-in-kind of Bitcoin of approximately $1.3 million from Alborz LLC.

The Company also recognized a loss of $11.6 million during the three and six months ended June 30, 2022 as the cost of two batches of miners contributed to Alborz LLC in June 2022 had a fair value that was less than the cost paid by the Company to obtain the miners. This loss was recorded within equity in loss of equity investment on the condensed consolidated statement of operations during the three and six months ended June 30, 2022, and represents a basis difference related to its investment in Alborz LLC as Alborz LLC recorded the equipment at the historical cost paid by the Company to obtain it. As Alborz LLC depreciates the historical cost of the miners on its financial statements over the expected depreciation period of five years, the Company will accrete this basis difference over the same period, and will record the accretion amount for each reporting period within equity in earnings (loss) of equity investment on its condensed consolidated statements of income until the miners are fully depreciated and the corresponding basis difference is fully accreted.

NOTE 9. RELATED PARTY TRANSACTIONS

Waiver, Lock-up and Board Observer Agreements

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Waiver Agreement was negotiated and approved by an independent committee of the Board. The Waiver Agreement (i) permits each Stockholder to pledge or otherwise hypothecate the Lock-up Shares (as defined in the Lock-up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and (ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that such waiver will only apply and be effective if certain conditions specified in the Waiver Agreement are satisfied or waived. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any pledged shares, the Lock-up Period, as defined in the applicable Lock-up Agreement, shall be extended an additional three months to November 26, 2023. Furthermore, the Waiver Agreement provides for a cancellation of 2,890,173 shares of the Company’s Common Stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements as consideration for the $10.0 million deposit paid by the Company for Bitfury Top HoldCo mining rigs under the agreement dated October 11, 2021, for which no order confirmation was made, as discussed in Note 6.

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

In addition to the Master Services and Supply Agreement, Cipher and Bitfury Holding also entered into a fee side letter, which sets out the basic pricing framework applicable under the Master Services and Supply Agreement for any services. Under the fee side letter, monthly fees for any potential future services, if any, would be determined by reference to two groups of services, which may be provided under the Master Services and Supply Agreement: (i) Bitfury Top HoldCo’s “onsite” services fee would be calculated on a straight cost +5% basis (plus applicable duties and taxes); and (ii) Bitfury Top HoldCo’s “remote services” would be calculated on a ratchet basis applying a management fee of $1000/MW up to 445MW (capped at $200,000/month) and $450USD/MW above 445MW (plus applicable duties and taxes).

Purchase commitments, deposits on equipment and related party payables

As discussed above in Note 6, the Company entered into agreements with Bitfury Top HoldCo providing the Company an option to purchase mining rigs, but did not end up purchasing any Bitfury mining rigs, and with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, to purchase BBACs. Such agreements are pursuant to the Master Services and Supply Agreement. During the six months ended June 30, 2022, the Company paid a total of $21.7 million to Bitfury USA Inc., which is recorded on the Company’s unaudited condensed consolidated balance sheets as deposits on equipment until receipt and deployment of the equipment. The Company did not make any payments to Bitfury USA Inc. during the five months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the Company had a total of $26.7 million and $5.1 million, respectively, of deposits on equipment on its condensed consolidated balance sheets related to the Bitfury USA Inc. agreements.

Additionally, prior to the Business Combination, Bitfury USA Inc. contracted with third-party vendors for the purchase of equipment and the receipt of services related to Cipher’s future mining operations. Prior to December 31, 2021, Bitfury USA Inc. made payments under these arrangements totaling approximately $2.4 million. The Company reimbursed Bitfury USA Inc. for these amounts plus a 7% service fee upon completion of the Business Combination and, as a result, recorded the amounts reimbursed to Bitfury (including the service fee) as follows: approximately $2.5 million was recorded to deposits on equipment and approximately $0.1 million was recorded to construction-in-progress on the Company's unaudited condensed consolidated balance sheets as of December 31, 2021. Pursuant to one of these arrangements between Bitfury USA Inc. and a third-party vendor, Paradigm Controls of Texas, LLC (”Paradigm”), Cipher recorded an accrual of approximately $7.3 million, or $7.8 million including the 7% service fee owed to Bitfury

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

USA Inc., to accounts payable, related party on its June 30, 2022 condensed consolidated balance sheet related to mining equipment and services received by the Company prior to June 30, 2022 for which Bitfury had not yet paid the third-party vendor. The total balance owed to Bitfury USA Inc. recorded in accounts payable, related party was $12.0 million as of June 30, 2022 and includes other amounts invoiced by Bitfury USA Inc. to the Company in addition to the $7.8 million accrual discussed above. See Note 16 for additional information regarding the disposition of the $7.3 million accrual after June 30, 2022.

The Company is currently in discussions with Bitfury USA Inc. to assign Cipher Mining Technologies Inc. certain service contracts related to the production of BBACs originally entered into between Bitfury USA Inc. and Paradigm. Going forward, the Company will work directly with Paradigm or other vendors on any remaining BBACs that would have been purchased from Bitfury USA Inc. under the Master Services and Supply Agreement. In connection with these discussions as of August 2022, the Company paid $10.5 million to Paradigm and the Company’s obligations to Bitfury USA Inc. under the Master Services and Supply Agreement were reduced by the same amount.

Related party receivables

The Company recorded a related party receivable of approximately $0.5 million as of June 30, 2022 related to expenses paid on behalf of Alborz LLC for which it expects to be reimbursed.

NOTE 10. LEASE

The Company entered into an operating lease for office space located in New York. The lease has an initial term of 64 months, commencing on February 1, 2022. The lease does not provide the Company with renewal options.

Total rent expense was approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and consisted entirely of operating lease costs as the Company did not incur any variable lease costs or short-term lease costs during the period.

Supplemental information related to the lease was as follows (dollar amounts in thousands):

Six Months Ended
June 30, 2022
Operating cash flows - operating leases	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$5,859
Weighted-average remaining lease term – operating leases (in years)	4.9
Weighted-average discount rate – operating leases	10.9%

As of June 30, 2022, future minimum operating lease payments during the next five years are as follows (amounts in thousands):

Remaining Period Ended December 31, 2022	$791
Year Ended December 31, 2023	1,581
Year Ended December 31, 2024	1,581
Year Ended December 31, 2025	1,581
Year Ended December 31, 2026	1,581
Year Ended December 31, 2027	659
Total	7,774
Less present value discount	(1,776)
Operating lease liabilities	$5,998

NOTE 11. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company's maximum exposure under these arrangements, if any, is unknown as of June 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Power and hosting arrangements

The Company is party to several power and hosting arrangements, as described below.

Luminant power arrangement

On June 23, 2021, the Company entered into a power purchase agreement, which was subsequently amended and restated on July 9, 2021 and further amended on February 28, 2022, with Luminant for the supply of electric power to the Company’s wholly-owned site in Texas for a term of five years with a subsequent automatic annual renewal provision (as amended, the “Luminant Power Agreement”).

The Luminant Lease Agreement leases the Company a plot of land where the planned data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) will be set up for the Texas site. The Company also entered into the Purchase and Sale Agreement dated June 28, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Purchase and Sale Agreement”) with another Luminant affiliate. The Company entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support its planned operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under the new lease guidance (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

Under the Luminant Power Agreement, the Company is required to provide Luminant with collateral of approximately $12.6 million (the “Independent Collateral Amount”). Half, or approximately $6.3 million, of the Independent Collateral Amount was paid to Luminant on September 1, 2021 and is recorded in security deposits as of June 30, 2022 and December 31, 2021, as the Company received notice that Luminant had commenced construction of the Interconnection Electrical Facilities. The other half will be due 15 days prior to the date on which the Interconnection Electrical Facilities are completed and made operational. The Independent Collateral Amount will remain in place throughout the term of the Luminant Power Agreement. Details of the construction of the Interconnection Electrical Facilities, including collateral arrangements that are in addition to the Independent Collateral Amount, are set out in the Luminant Purchase and Sale Agreement. Under the Luminant Purchase and Sale Agreement, the Company provided approximately $3.1 million as collateral separate from the Independent Collateral Amount, which is also recorded in security deposits as of June 30, 2022 and December 31, 2021.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Currently, it is not anticipated by management of the Company that the Company’s investment in any of the individual Data Center LLCs will meet the definition of a variable interest entity in accordance with ASC 810, and the Company will not have a controlling voting interest in any of the Data Center LLCs. Based upon the Company's expectation that they will have significant influence over the operations and major decisions of the Data Center LLCs, the Company’s 49% ownership in each individual Data Center LLC will be separately accounted for under the equity method of accounting, as the Company does not expect to exercise control over the Data Center LLCs.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

See discussion of the Alborz LLC Agreement entered into on January 28, 2022 between the Company and Alborz Interests DC LLC (a subsidiary of WindHQ) and the Bear LLC Agreement entered into on May 16, 2022 between the Company and Bear Interests DC LLC (a subsidiary of WindHQ) above in Note 8.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2022, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as and if declared by the Board. As of June 30, 2022, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. The voting, dividend, liquidation and other rights and powers of the Common Stock are subject to and qualified by the rights, powers and preferences of any outstanding series of Preferred Stock.

The Company repurchased 659,231 shares of its Common Stock related to tax withholding settlements for restricted stock units (“RSUs”) that vested during the six months ended June 30, 2022.

As disclosed above in Notes 6 and 9, on April 8, 2022, the Company accepted the return of 2,890,173 shares of its Common Stock held by Bitfury Top HoldCo as consideration for the $10.0 million deposit paid to Bitfury Top HoldCo for mining rigs under the agreement dated October 11, 2021. The returned shares were cancelled by the Company upon return.

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

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2022, this resulted in an increase of 7,478,382 shares of Common Stock available for issuance under the Incentive Award Plan. As of June 30, 2022, 6,656,920 shares of Common Stock are available for issuance under the Incentive Award Plan.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognized total share-based compensation for the following categories of awards during the periods indicated (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Service-Based RSUs	$6,685	$12,858
Performance-Based RSUs	3,379	6,720
Total share-based compensation expense	$10,064	$19,578

Service-Based RSUs

A summary of the Company's unvested Service-Based RSU activity for the six months ended June 30, 2022 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	6,798,238	$8.04
Granted	3,884,260	2.16
Forfeited	(205,048)	6.34
Vested	(1,759,546)	7.54
Unvested at June 30, 2022	$8,717,904	$5.56

As of June 30, 2022, there was approximately $33.7 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.9 years.

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

Performance-Based RSUs

There was no activity for unvested Performance-Based RSUs during the six months ended June 30, 2022. There were 4,257,710 unvested Performance-Based RSUs at a weighted average grant date fair value of $7.76 as of both June 30, 2022 and December 31, 2021. There was approximately $24.6 million of unrecognized compensation expense related to unvested Performance-Based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 1.9 years.

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

NOTE 15. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of the Company’s Common Stock. Basic net loss per common share is the same as dilutive

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

net loss per common share for all periods presented as the inclusion of all potential common shares would have been antidilutive. Potential common shares consist of Public Warrants and Private Placement Warrants to purchase Common Stock (using the treasury stock method) that were sold by GWAC in its initial public offering or concurrent with its initial public offering, respectively, and assumed by the Company as of the Effective Date of the Business Combination, as well as unvested RSUs.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share for the six months ended June 30, 2022 because including them would have been antidilutive. There were no potentially dilutive securities during the five months ended June 30, 2021.

Public Warrants	8,499,980
Private Placement Warrants	114,000
Unvested RSUs	12,975,614
21,589,594

NOTE 16. SUBSEQUENT EVENTS

After June 30, 2022, but before the issuance of these unaudited condensed consolidated financial statements, the Company made payments totaling approximately $11.1 million to SuperAcme for miners. These payments were related to purchase commitments disclosed above in Note 6 and increased the Company’s deposits on equipment on the unaudited condensed consolidated balance sheets.

The Company is in discussions with SuperAcme regarding the possibility of adjusting the payment and delivery schedules for the mining rigs originally scheduled for November 2022 and December 2022 to a date in 2023 to be agreed upon between the Company and SuperAcme.

After June 30, 2022, but before the issuance of these unaudited condensed consolidated financial statements, the Company made payments totaling approximately $10.5 million directly to Paradigm in place of Bitfury, in respect of manufacturing services for BBACs. The Company’s payment obligations to Bitfury entities under the Master Services and Supply Agreement and recorded in accounts payable, related party on the Company’s June 30, 2022 condensed consolidated balance sheet were reduced by $7.3 million for amounts related to these payments to Paradigm.

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

We were established by the Bitfury Group, a global full-service blockchain and technology specialist and one of the leading private infrastructure providers in the blockchain ecosystem. On August 27, 2021, we consummated the Business Combination with Good Works. As a stand-alone, U.S.-based cryptocurrency mining business, specializing in Bitcoin, we have begun our buildout of cryptocurrency mining sites in the United States. We began deployment of capacity in the first quarter of 2022, with mining operations beginning at the Alborz facility in February 2022.

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

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Alborz LLC Agreement. The Alborz LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Alborz facility located in Texas (the “Alborz facility”). Pursuant to the terms of the WindHQ Joint Venture Agreement, our investment and ownership of 49% of the data center referred to as “Alborz LLC” is accounted for under the equity method of accounting. A total of 10,578 Bitmain miners have been received and deployed at the Alborz facility during the first half of 2022. For additional discussion regarding the accounting treatment for the Alborz LLC, please see Notes 2, 8 and 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

On May 16, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Bear Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Bear LLC Agreement. The Bear LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Bear facility located in Texas (the “Bear facility”). Pursuant to the terms of the WindHQ Joint Venture Agreement, our investment and ownership of 49% of the data center referred to as “Bear LLC” is accounted for under the equity method of accounting. No Bitmain miners have been received and deployed at Bear during the first half of 2022. For additional discussion regarding the accounting treatment for the Bear LLC, please see Notes 2, 8 and 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

We expect that in the near-term the substantial majority of our capital expenditures will be devoted to the buildout of our mining sites and the acquisition of mining hardware. In August 2021, we entered into an agreement with Bitmain to purchase 27,000 Antminer S19j Pro (100 TH/s) miners, which were expected to be delivered in nine batches on a monthly basis between January 2022 and September 2022. As of June 30, 2022, a total of 10,578 miners had been received and deployed at the Alborz facility.

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

As of August 5, 2022, Bitfury Top HoldCo (together with Bitfury Holding) beneficially owns approximately 81.6% of our common stock with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has the power to elect all of our directors and we are a “controlled company” under Nasdaq corporate governance standards. For additional information, see “Risk Factors—Risks Related to our Common Stock and Warrants—We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies” in our 2021 Form 10-K.

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

On April 8, 2022, we, as successor-in-interest to GWAC, and Cipher Mining Technologies, with respect to certain sections (collectively, the “Company”), entered into a Waiver Agreement, with Bitfury (the “Waiver Agreement”), pursuant to which we waived certain restrictions on transfer of shares under (a) that certain Lock-up Agreement, dated as of August 26, 2021, by and between Good Works Acquisition Corp. and Bitfury and (b) those certain Lock-up Agreements, dated as of August 26, 2021, by and between Good Works Acquisition Corp. and each of (i) I-B Goodworks, LLC, (ii) Magnetar Financial LLC, (iii) Mint Tower Capital Management B.V., (iv) Periscope Capital, Inc. and (v) Polar Asset Management Partners Inc., respectively (the stockholders contemplated by clauses (a)-(b), the “Stockholders”) imposing similar restrictions on the Stockholders (collectively, the “Lock-up Agreements” and each a “Lock-up Agreement”). The Waiver Agreement was negotiated and approved by an independent committee of our Board of Directors (the “Board”). The Waiver Agreement permits each Stockholder to pledge or otherwise hypothecate up to one hundred percent (100%) of the Lock-up Shares (as defined in the Lock-Up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and (ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that the Waiver will only apply and be effective if the following conditions are satisfied or waived: (i) any pledgee executes a joinder to the Lock-up Agreements and therefore be bound by the Transfer Restrictions as defined in the Lock-up Agreements, (ii) the pledgee in receipt of any pledged shares be in compliance with all Anti-Money Laundering and Know Your Customer laws and regulations in effect in the United States of America and be a nationally, internationally or regionally recognized bank or bona fide financial institution, private equity fund or other lender, (iii) any pledgee not be a competitor of the Company, and (iv) any loan for pledged shares be a bona fide loan containing customary market terms and have an initial 25% maximum loan-to-value ratio. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any Pledged Shares, the Lock-Up Period, as defined in the applicable Lock-up Agreement, shall be extended an additional three months to November 26, 2023. Furthermore, the Waiver Agreement provides for a cancellation of 2,890,173 shares of our common stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements (the “Cancelled Shares”) as consideration for the $10.0 million deposit paid by us for Bitfury mining rigs under our agreement dated October 11, 2021, for which no order confirmation was made. The Cancelled Shares were part of the tranche of Lock-Up Shares with a Lock-Up Period during the period beginning on the date that is eighteen months after the Closing Date and ending on the date that is two years after the Closing Date.

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

Recent Developments

On May 16, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Bear Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Bear LLC Agreement. The Bear LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Bear facility located in Texas.

In August 2022, we completed the Alborz facility. The Alborz facility has mining rigs installed that are capable of generating approximately 1.3 EH/s (of which we expect to own approximately 0.64 EH/s, with the remainder going to WindHQ pursuant to the WindHQ Joint Venture Agreement). Pursuant to the WindHQ Joint Venture Agreement, the Bear facility and an additional facility named the Chief facility are both nearing completion and the mining rigs for those sites are currently in transit to the sites. Combined, the Bear facility and Chief facility are expected to generate approximately 0.65 EH/s (of which we expect to own approximately 0.32 EH/s).

By early 2023, we plan to deploy approximately 265MW of electrical power capacity with a corresponding hashrate of approximately 7.9 EH/s, of which we expect to own approximately 6.9 EH/s, with the remainder going to WindHQ pursuant to the WindHQ Joint Venture Agreement.

We have completed payments in respect of the purchase agreement for the purchase of 27,000 Antminer S19j Pro (100 TH/s) miners from Bitmain.

We have completed approximately $101 million of payments of an estimated approximately $200 million of the Amended SuperAcme Agreement. We are currently in discussions with SuperAcme to adjust the payment and delivery terms under the Amended SuperAcme Agreement. We are also in discussions with SuperAcme regarding the possibility of adjusting the payment and delivery schedules for the mining rigs originally scheduled for November 2022 and December 2022 to a date in 2023 to be agreed upon between us and SuperAcme. We can make no assurances as to the outcome of these discussions and if we are unable to agree upon terms, we risk forfeiting certain deposits previously paid pursuant to the Amended SuperAcme Agreement.

We are currently in discussions with Bitfury USA Inc. to assign Cipher Mining Technologies Inc. certain service contracts related to the production of BBACs originally entered into between Bitfury USA Inc. and Paradigm. Going forward, we will work directly with

Paradigm on any remaining BBACs that would have been purchased from Bitfury USA Inc. under the Master Services and Supply Agreement. In connection with these discussions, as of August 2022 we paid $10.5 million to Paradigm and our obligations to Bitfury USA Inc. under the Master Services and Supply Agreement were reduced by the same amount.

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

We may experience disruptions to our business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of our employees or our counterparties to perform their jobs. We may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, we had to temporarily shut down the construction at the Alborz facility in response to employees being impacted by COVID-19. The temporary shutdown was less than a week, and we resumed the construction at the site immediately after. If we are unable to effectively set up and service our miners, our ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect our business, prospects, financial condition, and operating results.

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

Comparative Results for the Three Months Ended June 30, 2022 and 2021

We generated no revenue during the three months ended June 30, 2022 and 2021. We incurred general and administrative expenses of $16.7 million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively. Share-based compensation costs of $10.1 million were recognized in total general and administrative expenses during the three months ended June 30, 2022, related to restricted stock units (”RSUs”), awarded to our employees. The remaining $6.6 million of general and administrative expenses incurred during the three months ended June 30, 2022 was recognized predominantly as follows: $2.5 million for business insurance, $0.8 million for payroll and payroll-related benefits for employees, $0.6 million for accounting and audit services, $0.6 million combined for state, local and franchise taxes, $0.4 million for rent expense at the Company’s headquarters, and $0.3 million for each of the following expense categories: board fees, consulting fees, legal expenses and specific costs of operating as a public company. Comparatively, general and administrative expenses recognized during the three months ended June 30, 2021 were mainly related to compensation and benefits of approximately $0.3 million, as well as approximately $0.1 million for both investor relations and consulting expenses.

We recognized a loss of $11.6 million related to our contribution of miners to Alborz LLC in June 2022 due to the fair value at the time of the contribution being less than the cost paid for the miners, which is included in equity in loss of equity investment along with our share of the loss of Alborz LLC for the three months ended June 30, 2022. Additionally, we recognized $0.5 million of impairment during the three months ended June 30, 2022 on Bitcoin that we received from the Alborz facility.

We paid $59.9 million for deposits on miners and mining equipment during the three months ended June 30, 2022, increasing total deposits on equipment on our unaudited condensed consolidated balance sheet to approximately $196.7 million as of June 30, 2022. Additionally, during this period we also paid $6.0 million for purchases of property and equipment, which was principally related to construction-in-progress at one of our planned wholly-owned sites under development in Texas.

Comparative Results for the Six Months Ended June 30, 2022 and the Five Months Ended June 30, 2021

We generated no revenue during the six months ended June 30, 2022 and the five months ended June 30, 2021. We incurred general and administrative expenses of $34.1 million and $0.7 million during the six months ended June 30, 2022 and the five months ended June 30, 2021, respectively. Share-based compensation costs of $19.6 million were recognized in total general and administrative expenses during the six months ended June 30, 2022, related to RSUs awarded to our employees. The remaining $14.5 million of general and administrative expenses incurred during the six months ended June 30, 2022 was recognized predominantly as follows: $4.9 million for business insurance, $1.9 million for taxes, $1.6 million for payroll and payroll-related benefits for employees, $1.5 million for legal expenses, $1.0 million each for accounting and audit services, $0.7 million for consulting expenses, $0.6 million for rent expense at the Company’s headquarters, $0.5 million for board fees, $0.5 million of specific costs of operating as a public company, as well as $0.3 million for recruiting fees and office supplies. Comparatively, general and administrative expenses recognized during the five months ended June 30, 2021 were mainly related to compensation and benefits of approximately $0.3 million, as well as approximately $0.1 million for each of the following: accounting and audit, investor relations and consulting expenses, with smaller expenses incurred for legal and other miscellaneous costs.

On March 15, 2022, we formed the Special Independent Committee to review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving entry into the Waiver Agreement and the Observer Agreement. For more information about the Special Independent Committee, the Waiver and the Observer Agreements, see Notes 2 and 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Our legal expenses during the six months ended June 30, 2022 totaled $1.5 million and the expenses related to the Special Independent Committee and legal and advisory expenses related to entry into the Waiver Agreement and the Observer Agreement were a significant part of our total legal expenses during this period.

We recognized a loss of $11.6 million related to the contribution of miners to Alborz LLC in June 2022 due to the fair value being less than the cost that the Company paid for the miners, which is included in equity in loss of equity investment along with our share of the loss of Alborz LLC for the six months ended June 30, 2022. Additionally, we recognized $0.5 million of impairment during the six months ended June 30, 2022 on Bitcoin that we received from Alborz.

We paid $156.8 million for deposits on miners and mining equipment during the six months ended June 30, 2022, increasing total deposits on equipment on our unaudited condensed consolidated balance sheet to approximately $196.7 million as of June 30, 2022. Additionally, during this period we also paid $13.1 million for purchases of property and equipment, which was principally related to construction-in-progress at one of our planned wholly-owned sites under development in Texas.

Factors Expected to Affect Our Future Results

There have been no material changes to the “Factors Expected to Affect Our Future Results” in the Management’s Discussion and Analysis section of our 2021 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Liquidity and Capital Resources

We incurred a net loss of $46.7 million and negative cash flows from operations of $9.9 million for the six months ended June 30, 2022. As of June 30, 2022, we had working capital of approximately $24.3 million, which included cash and cash equivalents of $37.0 million, total stockholders’ equity of $313.3 million and an accumulated deficit of $118.9 million. To date, we have relied in large part on proceeds from the consummation of the Business Combination to fund our operations. During the six months ended June 30, 2022, we paid approximately $156.8 million as deposits on equipment, primarily for miners, and have significant future commitments related to these deposits as detailed below under “—Contractual Obligations and Other Commitments,” for which we will need additional capital in order to meet these commitments in accordance with the existing contractual terms. Management believes that our existing financial resources, combined with our ability to delay or change our planned buildout steps, are sufficient to meet our operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended	Five Months Ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(9,932)	$(1,003)
Net cash used in investing activities	(159,815)	-
Net cash (used in) provided by financing activities	(3,052)	4,168
Net (decrease) increase in cash and cash equivalents	$(172,799)	$3,165

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $9.9 million, resulting from a net loss of $46.7 million, less non-cash items of $32.6 million, consisting primarily of share-based compensation expense of $19.6 million, equity in loss of equity investment of $12.2 million, which includes the loss on our June 2022 contribution of equipment of $11.6 million, cryptocurrency impairment of $0.5 million and amortization of $0.3 million; partially offset by a gain from the change in the fair value of our warrant liability of $0.1 million. The change in assets and liabilities of $4.2 million consisted primarily of a decrease in prepaid and other current assets of $4.1 million primarily for insurance costs, increases in accrued expenses and lease liability of $1.2 million and $0.3 million, respectively; partially offset by a $1.1 increase in security deposits mainly due to a bond covering the shipment of miners and a $0.5 million increase in related party receivables related to amounts that we will be reimbursed for by the Alborz LLC.

Net cash used in operating activities for the five months ended June 30, 2021 was approximately $1.0 million, resulting from a net loss of $0.7 million, an increase in security deposits of $0.4 million and a combined decrease of $0.1 million in accounts payable and accrued expenses totaling $0.1 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $159.8 million, primarily related to $156.8 million for deposits on equipment and $13.1 million for purchases of property and equipment primarily related to construction-in-progress at one of our planned Texas sites; partially offset by cash distributions of $10.1 million from the Alborz LLC.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $3.1 million, which was used to repurchase shares to cover the tax obligations of employees resulting from the vesting of RSUs.

Net cash provided by financing activities for the five months ended June 30, 2021 was primarily related to the receipt of $4.3 million borrowed from Bitfury Top HoldCo to provide us funding for our expenses prior to the Business Combination, offset by deferred offering costs paid of $0.1 million.

Limited Business History; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of our performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no current intention of entering into a merger or acquisition within the next 12 months and we have a specific business plan and timetable to complete our 12-month plan of operation. We are in the process of an active operational buildout and anticipate that additional capital will be required to implement the buildout. See also “—Liquidity and Capital Resources.” We may also require additional capital to progress our buildout plan, pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, we have incurred and expect to continue to incur significant costs related to becoming a public company. Accordingly, we may in the future engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, we may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited. If the Company is unable to obtain adequate debt or equity financing for its planned buildout, we may be required to delay or change our planned buildout steps, which may adversely affect our business plan. For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We will need to raise additional capital, which may not be available on terms acceptable to us, or at all” in our 2021 Form 10-K.

Contractual Obligations and Other Commitments

We have a lease agreement for executive office space, with an effective term that commenced on February 1, 2022 and monthly rent payments of approximately $0.1 million commencing on June 1, 2022. The initial lease term is for a period of five years and four months.

Mining and Mining Equipment

As of June 30, 2022, we had the following contractual obligations and other commitments for miners and other mining equipment (amounts in thousands):

Vendor	Agreement Dates	Original Maximum Purchase Commitment*	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain Technologies Limited**	August 20, 2021 and August 30, 2021	$171,135	$69,885	$69,885	April 2022 - September 2022
SuperAcme Technology (Hong Kong)**/***	May 6, 2022	222,401	222,401	88,868	July 2022 - December 2022
Bitfury USA Inc. and other vendors (primarily for BBACs)****	Various		43,746	37,954
Total			$336,032	$196,707

__________

* Maximum purchase commitment does not consider discounts that we may qualify for with the respective vendors, which could reduce the total cost of the miners.

** Pursuant to our agreements with Bitmain and SuperAcme, we are responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

*** See “—Recent Developments” above for further developments with SuperAcme.

****See “—Recent Developments” for additional information regarding payments for BBACs.

On August 20, 2021 and on August 30, 2021, we and Bitmain entered into a Non-Fixed Price Sales and Purchase Agreement and a Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement, respectively, (together, the “Bitmain Agreement”) for us to purchase 27,000 Antminer S19j Pro (100 TH/s) miners, which were expected to be delivered in nine batches on a monthly basis between January 2022 and September 2022. As of June 30, 2022, 10,578 miners have been received. The original purchase price under the Bitmain Agreement is $171.1 million (the “Total Purchase Price”) with (i) 25% of the Total Purchase Price due paid within five days of execution of the Bitmain Agreement, (ii) 35% of the purchase price of each batch due five months prior to each delivery, and (iii) the remaining 40% of the purchase price of each batch due 15 days prior to each delivery. As of June 30, 2022, we had paid total deposits of $134.2 million for the miners (some of which are no longer reflected in the table above due to their receipt and deployment during the six months ended June 30, 2022).

On September 2, 2021, we entered into the Original SuperAcme Agreement to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners, which were expected to be delivered in six batches on a monthly basis between July 2022 and December 2022. On May 6, 2022, we entered into the Amended SuperAcme Agreement, which establishes a new delivery quantity ratio of miners as well as new fixed subtotal pricing. In connection with the Original SuperAcme Agreement, we previously paid an initial deposit of $22.2 million. No additional initial deposit was required as a result of the execution of the Amended SuperAcme Agreement. The expected final purchase price under the Amended SuperAcme Agreement is subject to both the new fixed price terms and certain floating price terms. Each batch of miners will continue to be paid in full prior to delivery. As of June 30, 2022, we had paid deposits of $88.9 million for the miners.

On October 11, 2021, we entered into an agreement with Bitfury Top HoldCo B.V., made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of between 28,000 to 56,000 mining rigs, to be delivered in seven batches on a monthly basis between June 2022 and December 2022. Generally, under this agreement, we agreed to pay a maximum price of $6,250 per machine, with an advance payment of $10.0 million due on or before the third business day following the execution of the agreement, and advance payments for each monthly batch due thereafter in accordance with the terms of the agreement. The $10.0 million advance payment was paid by us prior to December 31, 2021. The agreement was a non-binding commitment unless and until confirmed by a mutually executed order confirmation. We did not enter into any such order confirmations and, as mentioned above, we executed the Waiver Agreement with Bitfury Top HoldCo in April 2022, which provided for the Cancelled Shares as consideration for the $10.0 million deposit.

We also entered into two agreements with Bitfury USA Inc., a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of 240 units of BlockBox air-cooled containers (each a “BBAC”), the modular data centers that house mining machines. The delivery of the first 20 containers were received in the first quarter of 2022 and the remainder are expected to be delivered in 20 batches between May 2022 and October 2022.

We are also party to several power and hosting arrangements. Under the Luminant Power Agreement, the other half of the Independent Collateral Amount, or approximately $6.3 million, is due 15 days prior to the date on which the Interconnection Electric Facilities are completed and made operational. See “Business—Material Agreements—Power Arrangements and Hosting Arrangements” for more information.

On May 2, 2022, Alborz LLC, as borrower, entered into a facility and security agreement with BlockFi Lending LLC (“BlockFi”), as lender. Pursuant to this agreement, BlockFi agreed to provide a secured credit facility in the amount of up to $46,907,216 which is available in up to three tranches, maturing on May 2, 2024 (the “BlockFi Facility”) to finance the purchase, installation and operation of Bitmain miners (“Mining Equipment”) at the Alborz facility. The proceeds from the BlockFi Facility will be used by Alborz LLC to purchase Mining Equipment from us pursuant to that certain contribution agreement entered into between us and Alborz LLC on May 2, 2022 (the “Contribution Agreement”). Pursuant to the Contribution Agreement, Cipher Mining Technologies agreed to acknowledge and consent to the use of the Mining Equipment as well as any digital currency mined using the Mining Equipment as collateral in respect of the BlockFi Facility. Alborz LLC completed all of the three contemplated disbursements under the BlockFi Facility. The principal amount of the loan is $26,804,124.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of depreciation of fixed assets, stock compensation expense and (ii) non-GAAP net loss and non-GAAP diluted loss per share that exclude the impact of depreciation of fixed assets, change in fair value of warrant liability and stock compensation expense. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

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

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of (i) depreciation of fixed assets and (ii) stock compensation expense, to its most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Six Months Ended	Five Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Reconciliation of non-GAAP loss from operations:
Operating loss	$(29,326)	$(547)	$(46,880)	$(660)
Depreciation	8	1	15	1
Stock compensation expense	10,064	-	19,578	-
Non-GAAP loss from operations	$(19,254)	$(546)	$(27,287)	$(659)

The following are reconciliations of our non-GAAP net loss and non-GAAP basic and diluted net loss per share, in each case excluding the impact of (i) depreciation of fixed assets (ii) change in fair value of warrant liability and (iii) stock compensation expense, to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended		Six Months Ended	Five Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Reconciliation of non-GAAP net loss:
Net loss	$(29,219)	$(548)	$(46,718)	$(661)
Non-cash adjustments to net loss:
Depreciation	8	1	15	1
Change in fair value of warrant liability	63	-	111	-
Stock compensation expense	10,064	-	19,578	-
Total non-cash adjustments to net loss	10,135	1	19,704	1
Non-GAAP net loss	$(19,084)	$(547)	$(27,014)	$(660)

Reconciliation of non-GAAP basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.12)	$-	$(0.19)	$-
Depreciation of fixed assets (per share)	-	-	-	-
Change in fair value of warrant liability (per share)	-	-	-	-
Stock compensation expense (per share)	0.04	-	0.08	-
Non-GAAP basic and diluted net loss per share	$(0.08)	$-	$(0.11)	$-

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

Cryptocurrencies

Cryptocurrencies, including Bitcoin, will be included in current assets on the consolidated balance sheets. Cryptocurrencies awarded to us through our wholly-owned mining activities will be accounted for in connection with our revenue recognition policy disclosed above. Cryptocurrencies awarded to us as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, “Nonmonetary Transactions” and recorded at fair value upon receipt.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level and that the previous material weaknesses of GWAC no longer applied to the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K and as updated in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter 2022, which is incorporated herein by reference. Other than such updates, there have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No.	Exhibit	Filing Date	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/2021
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/2021
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/2020
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/2020
10.1	Amended and Restated Framework Agreement on Supply of Blockchain Servers, dated May 6, 2022.	8-K	001-39625	10.1	5/10/2022
10.2	Waiver Agreement, dated as of April 8, 2022.	8-K	001-39625	99.1	4/14/2022
10.3	Board Observer Agreement, dated as of April 8, 2022.	8-K	001-39625	99.2	4/14/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

CIPHER MINING INC.

Date: August 9, 2022	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)