Form 10-Q
period 2022-09-30
Cipher Mining Inc.
filed 2022-11-14
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-396251

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

As of November 11, 2022, the registrant had 247,518,966, shares of Common Stock, $0.001 par value per share, outstanding.

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
•
future milestones, conditions and payments under a series of agreements with Luminant ET Services Company LLC and its affiliates, as well as our discussions with Luminant related to such agreements;
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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2022 (the “2021 Form 10-K”), Part II, Item 1A, “Risk Factors” in this Quarterly Report and our future reports filed with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,111	$209,841
Receivables, related party	731	-
Prepaid expenses and other current assets	8,276	13,819
Cryptocurrencies	2,263	-
Derivative asset	30,393	-
Total current assets	69,774	223,660
Deposits on equipment	200,033	114,857
Property and equipment, net	40,751	5,124
Security deposits	11,455	10,352
Investment in equity investee	31,690	-
Right-of-use asset	5,303	-
Derivative asset	48,487	-
Deferred investment costs	-	174
Total assets	$407,493	$354,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,665	$242
Accounts payable, related party	3,216	-
Operating lease liability, current portion	1,002	-
Accrued expenses	10,726	257
Total current liabilities	19,609	499
Operating lease liability, net of current portion	4,762	-
Warrant liability	22	137
Total liabilities	24,393	636
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 251,043,649 and 252,131,679 shares issued as of September 30, 2022 and December 31, 2021, respectively, and 247,518,966 and 249,279,420 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	251	252
Additional paid-in capital	442,435	425,438
Treasury stock, at par, 3,524,683 and 2,852,259 shares at September 30, 2022 and December 31, 2021, respectively	(4)	(3)
Accumulated deficit	(59,582)	(72,156)
Total stockholders’ equity	383,100	353,531
Total liabilities and stockholders’ equity	$407,493	$354,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended	Eight Months Ended
	2022	2021	September 30, 2022	September 30, 2021
Costs and operating expenses (income)
General and administrative	$17,755	$2,283	$51,849	$2,942
Depreciation	11	-	26	1
Change in fair value of derivative asset	(85,658)	-	(85,658)	-
Realized gain on sale of cryptocurrencies	(6)	-	(6)	-
Impairment of cryptocurrencies	320	-	859	-
Equity in loss of equity investment	8,345	-	20,577	-
Total costs and operating expenses (income)	(59,233)	2,283	(12,353)	2,943
Operating income (loss)	59,233	(2,283)	12,353	(2,943)
Other income (expense)
Interest income	55	1	106	1
Interest expense	-	(26)	-	(27)
Change in fair value of warrant liability	4	(113)	115	(113)
Total other income (expense)	59	(138)	221	(139)
Net income (loss)	$59,292	$(2,421)	$12,574	$(3,082)

Net income (loss) per share - basic	$0.24	$(0.01)	$0.05	$(0.01)
Net income (loss) per share - diluted	$0.24	$(0.01)	$0.05	$(0.01)

Weighted average shares outstanding - basic	247,508,745	217,644,991	248,461,373	206,708,013
Weighted average shares outstanding - diluted	248,342,200	217,644,991	248,782,665	206,708,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(unaudited)

Three Months Ended September 30, 2022

	Common Stock		Additional	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance as of June 30, 2022	251,001,072	$251	$431,966	(3,511,490)	$(4)	$(118,874)	$313,339
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	42,577	-	(25)	(13,193)	-	-	(25)
Share-based compensation	-	-	10,494	-	-	-	10,494
Net income	-	-	-	-	-	59,292	59,292
Balance as of September 30, 2022	251,043,649	$251	$442,435	(3,524,683)	$(4)	$(59,582)	$383,100

Three Months Ended September 30, 2021

						Total
	Common Stock		Subscription	Additional	Accumulated	Stockholders'
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2021	200,000,000	$200	$-	$(200)	$(664)	$(664)
Business Combination, net of redemptions and equity issuance costs of $41.0 million	46,381,119	46	(1,690)	384,708	-	383,064
Net loss	-	-	-	-	(2,421)	(2,421)
Balance as of September 30, 2021	246,381,119	$246	$(1,690)	$384,508	$(3,085)	$379,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

(unaudited)

Nine Months Ended September 30, 2022

	Common Stock		Additional	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity
Balance as of December 31, 2021	252,131,679	$252	$425,438	(2,852,259)	$(3)	$(72,156)	$353,531
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,802,123	2	(3,078)	(672,424)	(1)	-	(3,077)
Warrants exercised	20	-	-	-	-	-	-
Common stock cancelled	(2,890,173)	(3)	(9,997)	-	-	-	(10,000)
Share-based compensation	-	-	30,072	-	-	-	30,072
Net income	-	-	-	-	-	12,574	12,574
Balance as of September 30, 2022	251,043,649	$251	$442,435	(3,524,683)	$(4)	$(59,582)	$383,100

Eight Months Ended September 30, 2021

						Total
	Common Stock		Subscription	Additional	Accumulated	Stockholders’
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of January 31, 2021	200,000,000	$200	$-	$(200)	$(3)	$(3)
Business Combination, net of redemptions and equity issuance costs of $41.0 million	46,381,119	46	(1,690)	384,708	-	383,064
Net loss	-	-	-	-	(3,082)	(3,082)
Balance as of September 30, 2021	246,381,119	$246	$(1,690)	$384,508	$(3,085)	$379,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended	Eight Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income (loss)	$12,574	$(3,082)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	26	1
Amortization of right-of-use assets	556	-
Change in fair value of derivative asset	(85,658)	-
Change in fair value of warrant liability	(115)	113
Share-based compensation	30,072	-
Equity in loss of equity investment	20,577	-
Realized gain on sale of cryptocurrencies	(6)	-
Impairment of cryptocurrencies	859	-
Changes in assets and liabilities:
Proceeds from power sales	1,722	-
Proceeds from reduction of scheduled power	5,056	-
Proceeds from sale of cryptocurrencies	23	-
Receivables, related party	(731)	-
Prepaid expenses and other current assets	5,412	(14,916)
Security deposits	(1,103)	(9,381)
Accounts payable	400	87
Accrued expenses	1,408	78
Lease liability	37	-
Net cash used in operating activities	(8,891)	(27,100)
Cash flows from investing activities
Deposits on equipment	(184,095)	(74,346)
Purchases of property and equipment	(28,958)	(130)
Capital distributions from equity investee	43,291	-
Net cash used in investing activities	(169,762)	(74,476)
Cash flows from financing activities
Repurchase of common shares to pay employee withholding taxes	(3,077)	-
Business Combination, net of issuance costs paid	-	383,853
Proceeds from borrowings on related party loan	-	7,038
Repayments under related party loan	-	(7,038)
Net cash (used in) provided by financing activities	(3,077)	383,853
Net (decrease) increase in cash and cash equivalents	(181,730)	282,277
Cash and cash equivalents, beginning of the period	209,841	-
Cash and cash equivalents, end of the period	$28,111	$282,277
Supplemental disclosure of noncash investing and financing activities
Equity method investment acquired for non-cash consideration	$93,208	$-
Common stock cancelled	$10,000	$-
Right-of-use asset obtained in exchange for operating lease liability	$5,859	$-
Investment in equity investee in accrued expenses	$5,316	$-
Property and equipment purchases in accounts payable	$3,971	$-
Deposits on equipment in accrued expenses	$3,746	$-
Cryptocurrencies received from equity method investment	$3,139	$-
Property and equipment purchases in accounts payable, related party	$2,724	$-
Deposits on equipment in accounts payable, related party	$492	$-
Reclassification of deferred investment costs to equity method investment	$174	$-
Prepaid rent reclassified to lease liability	$132	$-
Deposits on equipment in accounts payable	$51	$-
Business Combination costs included in accrued expenses	$-	$1,024
Net assets assumed from GWAC in the Business Combination	$-	$433
Non-cash fair value of private warrants	$-	$261
Deferred investment costs included in accrued expenses	$-	$174
Business combination costs included in accounts payable	$-	$39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Business

The Company is an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, the Company is developing and growing a cryptocurrency mining business specializing in Bitcoin. As a stand-alone, U.S.-based cryptocurrency mining business, the Company has begun its buildout of cryptocurrency mining sites in the United States that will include both wholly-owned sites and partially-owned sites acquired through investments in joint ventures. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning in February 2022 at the partially-owned Alborz facility, located in Texas (the “Alborz Facility”). See additional information about the Alborz Facility in Note 8.

Cipher Mining Technologies was established on January 7, 2021, in Delaware, by Bitfury Top Holdco B.V. and its subsidiaries (“Bitfury Top Holdco” and, with its subsidiaries, the “Bitfury Group”). As of September 30, 2022, Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 81.6% of the Company’s common stock, $0.001 par value per share (“Common Stock”), with sole voting and sole dispositive power over those shares and, as a result, the Bitfury Group has control of the Company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).

Risks and uncertainties

Liquidity and capital resources and limited business history

The Company used $8.9 million of cash for its operations during the nine months ended September 30, 2022. As of September 30, 2022, the Company had approximate balances of cash and cash equivalents of $28.1 million, total stockholders’ equity of $383.1 million and an accumulated deficit of $59.6 million. To date, the Company has, in large part, relied on proceeds from the consummation of the Business Combination to fund its operations.

During the nine months ended September 30, 2022, the Company paid $184.1 million of deposits for miners and mining equipment. As of September 30, 2022, the Company had contributed equipment with a total cost of $93.2 million related to its contributions of 12,953 miners and other mining equipment to the Alborz Facility, which was reclassified from deposits on equipment to investment in equity investee on its consolidated balance sheet, with the exception of losses of $11.6 million and $7.2 million recognized by the Company related to miners contributed in June 2022 and July 2022, respectively. See additional information regarding these losses in Note 8.

As of September 30, 2022, the Company had $200.0 million of deposits on equipment on its unaudited condensed consolidated balance sheet, primarily for miners and, as of September 30, 2022, it had additional future commitments related to these deposits as detailed in Note 6. See Note 15 for additional information regarding a supplementary agreement entered into on November 4, 2022 related to one of the Company’s purchase agreements for miners. The Company’s management believes that the Company’s existing financial resources, combined with the ability to delay certain equipment orders, projected cash and cryptocurrencies inflows from its sites, the ability to sell cryptocurrency received or earned, as well as potential sales of Common Stock under the Company’s shelf

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

registration statement on Form S-3 (see additional information in Note 12), will be sufficient to meet its operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

There is limited historical financial information about the Company upon which to base an evaluation of its performance and the Company has not generated any revenues from its business to date. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. The Company’s management has no current intention of entering into a merger or acquisition within the next 12 months. The Company is in the process of an active operational buildout and anticipates that additional capital will be required to implement the buildout. The Company may also require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to becoming a public company. Accordingly, the Company may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited and it may be required to delay or change its planned buildout, which may adversely affect the Company’s business plan.

As disclosed in Note 12, the Company entered into an at-the-market offering agreement with H.C. Wainwright & Co., LLC (the “Agent”) dated September 21, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of the Company’s Common Stock through the Agent. The Company has not sold any shares of its Common Stock under the Sales Agreement as of the issuance of these unaudited condensed consolidated financial statements.

COVID-19 and other economic, business and political conditions

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

The Company may experience disruptions to its business operations resulting from supply delays or interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of its employees or its counterparties to perform their jobs. The Company may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, construction at the Alborz Facility was temporarily shut down in response to employees being impacted by COVID-19. The temporary shutdown was less than a week, and construction resumed at the site immediately after. If the Company is unable to effectively set up and service its miners, the Company’s ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect the Company’s business, prospects, financial condition and operating results.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiary, Cipher Mining Technologies. All intercompany transactions and balances have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuations of the derivative asset and warrant liability, useful lives of property and equipment, and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates.

Unaudited condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist of only normal recurring adjustments necessary for the fair presentation of the balances and results for the periods presented. These unaudited condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

A description of the Company’s significant accounting policies in included in the Company’s 2021 Form 10-K. You should read the unaudited condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2021 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2021 Form 10-K.

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

Investment in equity investees

The Company accounts for investments using the equity method of accounting if the investments provide the Company the ability to exercise significant influence, but not control, over its investees. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the common stock of an investee (including a joint venture) shall be initially measured and recorded at cost; however, an investor shall initially measure at fair value an investment in the common stock of an investee (including a joint venture) recognized upon the derecognition of a distinct nonfinancial asset at the time that control over the distinct nonfinancial asset is transferred to the equity investee, such as that which occurs upon the transfer of miners and mining equipment to a joint venture from Cipher.

The Company’s investments are subsequently adjusted to recognize the Company’s share of net income or losses as they occur. The Company also adjusts its investment upon receipt of cryptocurrency from an equity investee, which is accounted for as a distribution-in-kind. The Company’s share of investees’ earnings or losses is recorded, net of taxes, within equity in loss of equity investment on the Company’s consolidated statement of operations. Additionally, the Company’s interest in the net assets of its equity method investees is reflected on its consolidated balance sheet. If, upon Cipher’s contribution of nonfinancial assets to a joint venture, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the Company’s proportionate share of the investee’s net income or loss. If Cipher is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

The Company considers whether the fair value of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then the Company would record a write-down to the estimated fair value.

Property and equipment, net

Property and equipment consists primarily of construction-in-progress at the Company’s wholly-owned Odessa facility in Texas (the “Odessa Facility”), as well as office and computer equipment and software that is being developed for internal use. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which is generally three years for office and computer-related assets and five years for miners. Construction-in-progress consists primarily of leasehold improvements which, when placed into service, will be depreciated in accordance with the lease term of five years.

Property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Office and computer equipment	$88	$60
Software	392	-
Furniture and fixtures	69	-
Miners and mining equipment	26	-
Construction-in-progress	40,192	5,069
Total cost of property and equipment	40,767	5,129
Less: accumulated depreciation	(16)	(5)
Property and equipment, net	$40,751	$5,124

Depreciation expense was immaterial during the three and nine months ended September 30, 2022 and also during the three and eight months ended September 30, 2021.

Capitalized software costs

The Company accounts for the costs of software developed for internal use by capitalizing costs incurred during the application development stage to property and equipment, net on its consolidated balance sheet. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company plans to amortize the capitalized costs of internal-use software on a straight-line basis over the estimated useful life of the asset, which is expected to be three years. The Company will recognize the amortization in the consolidated statements of operations once the software is technologically feasible.

Leases

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). Accordingly, the Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company generally uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception are insignificant. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

ASC 842 provides practical expedients for an entity’s ongoing accounting. The Company has elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes.

Cryptocurrencies

Cryptocurrencies, including Bitcoin, are included in current assets on the Company’s consolidated balance sheets. Cryptocurrencies received through the Company’s wholly-owned mining activities will be accounted for in connection with the Company’s revenue recognition policy. Cryptocurrencies awarded to the Company as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, Nonmonetary Transactions, and recorded at fair value upon receipt.

Cryptocurrencies held by the Company are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. The Company determines the fair value of its cryptocurrencies on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on the lowest intra-day market price of the cryptocurrency at the single Bitcoin level (one Bitcoin). The excess, if any, represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company recognized impairment charges of $0.3 million and $0.9 million on its cryptocurrency assets during the three and nine months ended September 30, 2022, respectively.

Cryptocurrencies awarded to the Company through its mining activities will be included as an adjustment to reconcile net income to cash used in operating activities in the consolidated statements of cash flows. The proceeds from sales of cryptocurrencies are included within operating activities in the consolidated statements of cash flows and any realized gains or losses from such sales are included in operating income (loss), net in the consolidated statements of operations. The receipt of cryptocurrency as distributions-in-kind from equity investees are included within investing activities in the consolidated statements of cash flows. The Company accounts for its sales of cryptocurrencies in accordance with the first in first out method of accounting.

Derivative Accounting

Luminant Power Agreement

On June 23, 2021, the Company entered into a power purchase agreement with Luminant ET Services Company LLC (“Luminant”), which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022 (the “February Amendment”) and August 26, 2022 (the “August Amendment”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years with a subsequent automatic annual renewal provision (as amended, the “Luminant Power Agreement”). Cipher is expecting to receive interconnection approval from the Electric Reliability Council of Texas (“ERCOT”) this year, which will allow the Company to commence mining Bitcoin at the Odessa Facility. Starting from July 1, 2022, under the take or pay framework of the Luminant Power Agreement and pursuant to the ramp-up schedule agreed to between Luminant and Cipher as part of the February Amendment and amended under the August Amendment, Luminant began sales of the scheduled energy in the ERCOT market.

Because ERCOT allows for net settlement, the Company’s management determined that, as of July 1, 2022, the Luminant Power Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Because the Company has the ability to sell its electricity in the ERCOT market rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company’s management does not believe the normal purchases and normal sales scope

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

exception applies to the Luminant Power Agreement. Accordingly, the Luminant Power Agreement (the non-hedging derivative contract) is recorded at an estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 3.

Depending on the spot market price of electricity, the Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for cryptocurrency at the Odessa Facility during peak times in order to most efficiently manage the Company’s operating costs. The Company, through Luminant, sold $1.7 million in electricity during the three months ended September 30, 2022. These power sales were recorded as part of the change in fair value of derivative asset in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2022. Once the Company begins cryptocurrency mining at the Odessa Facility, costs under the Luminant Power Agreement will be recorded in cost of revenues in the Company’s consolidated statements of operations.

Income (loss) per share

Basic net income (loss) per share of Common Stock is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. Dilutive potential common shares include the Company’s outstanding Public Warrants (as defined in Note 13) and Private Placement Warrants (as defined in Note 13) that were sold by GWAC in its initial public offering or concurrent with its initial public offering, respectively, and assumed by the Company as of the Effective Date of the Business Combination, as well as unvested restricted stock units (“RSUs”).

For the three and nine months ended September 30, 2022, the dilutive effect of RSUs was calculated using the treasury stock method. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

The Company’s potential common shares have been excluded from the computation of diluted net loss per common share for the three and eight months ended September 30, 2021, as the effect would be to reduce the net loss per common share. The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended	Eight Months Ended
	2022	2021	September 30, 2022	September 30, 2021
Basic and diluted income (loss) per share:
Net income (loss)	$59,292	$(2,421)	$12,574	$(3,082)

Weighted average shares outstanding - basic	247,508,745	217,644,991	248,461,373	206,708,013
Add:
RSUs	833,455	-	321,292	-
Weighted average shares outstanding - diluted	248,342,200	217,644,991	248,782,665	206,708,013

Net income (loss) per share - basic	$0.24	$(0.01)	$0.05	$(0.01)
Net income (loss) per share - diluted	$0.24	$(0.01)	$0.05	$(0.01)

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share at September 30, 2022 and September 30, 2021, because including them would have been antidilutive.

	September 30, 2022	September 30, 2021
Public Warrants	8,499,980	8,500,000
Private Placement Warrants	114,000	114,000
Unvested RSUs	15,364,457	-
	23,978,437	8,614,000

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently issued and adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The new guidance removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance on January 1, 2022 with no impact to the Company’s consolidated financial statements upon adoption.

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

NOTE 3. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (amounts in thousands):

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$11,111	$-	$-	$11,111
Derivative asset	-	-	78,880	78,880
	$11,111	$-	$78,880	$89,991
Liabilities included in:
Warrant liability	$-	$-	$22	$22
	$-	$-	$22	$22

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$101,004	$-	$-	$101,004
	$101,004	$-	$-	$101,004
Liabilities included in:
Warrant liability	$-	$-	$137	$137
	$-	$-	$137	$137

Fair values of cash and cash equivalents, accounts payable and accrued expenses approximate their recorded values due to the short-term nature of these items.

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Level 3 asset

On July 1, 2022, the Company recorded a derivative asset, divided between current and noncurrent assets, on its condensed consolidated balance sheet related to the Luminant Power Agreement as this is when both the quantities of electricity demand were known and penalties for nonperformance under the Luminant Power Agreement became enforceable, with an offsetting amount recorded to change in the fair value of derivative asset in operating income (loss) on the accompanying condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset in operating income (loss). The Luminant Power Agreement was not designated as a hedging instrument. The Company does not have any other derivative contracts. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years. The valuations performed by the third-party valuation firm engaged by the Company utilized discount rates of 7.19% and 7.39% as of the derivative effective date of July 1, 2022 and September 30, 2022, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 (amounts in thousands):

Balance, January 1, 2022	$-
Fair value on derivative asset effective date	83,610
Proceeds from reduction of scheduled power	(5,056)
Change in fair value	326
Balance, September 30, 2022	$78,880

Under the August Amendment to the Luminant Power Agreement, the Company and Luminant agreed to reduce Luminant’s obligation to provide specific amounts of scheduled power over upcoming months and, in exchange for the reduction in scheduled power supply by Luminant and as consideration for the modification to the ramp up schedule under the Luminant Power Agreement, Luminant paid the Company $5.1 million. The Company’s management determined that the August Amendment did not represent a freestanding instrument to be assessed separately from the Luminant Power Agreement and, as such, the Company reduced the derivative asset by the amount received from Luminant as shown in the table above. For the nine months ended September 30, 2022, there was a change of $0.3 million in Level 3 assets measured at fair value. Additionally, during the three months ended September 30, 2022, the Company, through Luminant, sold electricity in the ERCOT market, resulting in $1.7 million recorded to change in fair value of derivative asset in the accompanying condensed consolidated statements of operations for both the three and nine months ended September 30, 2022.

Level 3 liability

The Company’s Private Placement Warrants (as defined in Note 13) are its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of the Company’s Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	September 30, 2022	December 31, 2021
Risk-free rate	4.08%	1.20%
Dividend yield rate	0.00%	0.00%
Volatility	78.2%	58.8%
Contractual term (in years)	3.9	4.7
Exercise price	$11.50	$11.50

The following table presents changes in the estimated fair value of the Private Placement Warrants for the nine months ended September 30, 2022 (amounts in thousands):

Balance, January 1, 2022	$137
Change in fair value	(115)
Balance, September 30, 2022	$22

NOTE 4. PREPAID EXPENSES AND ACCRUED EXPENSES

As of September 30, 2022 and December 31, 2021, the Company had $8.3 million and $13.8 million, respectively, of prepaid expenses and other current assets, which was almost entirely related to prepaid insurance as of both balance sheet dates.

The Company’s accrued expenses consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2022	December 31, 2021
Taxes (primarily sales tax)	$9,895	$-
Legal	389	100
Accounting and audit	238	153
Other	204	4
Total accrued expenses	$10,726	$257

NOTE 5. CRYPTOCURRENCIES

The following table presents information about the Company’s cryptocurrencies (Bitcoin) (amounts in thousands):

Balance, December 31, 2021	$-
Cryptocurrencies received from equity investees	3,139
Proceeds from sale of cryptocurrencies	(23)
Realized gain on sale of cryptocurrencies	6
Impairment of cryptocurrencies	(859)
Balance, September 30, 2022	$2,263

The Company’s cryptocurrency activity for the nine months ended September 30, 2022 was entirely from Bitcoin. The fair market value of the Company’s Bitcoin as of September 30, 2022 was approximately $2.4 million and was estimated using the closing price of Bitcoin, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company had no cryptocurrency activity during the eight months ended September 30, 2021.

During the three and nine months ended September 30, 2022, the Company recorded impairment charges on its cryptocurrency holdings of $0.3 million and $0.9 million, respectively.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6. DEPOSITS ON EQUIPMENT

As of September 30, 2022, the Company had outstanding executed purchase agreements for the purchase of (1) 27,000 Antminer S19j Pro (100 TH/s) miners from Bitmain Technologies Limited (“Bitmain”) and (2) 60,000 MicroBT M30S, M30S+ and M30S++ miners from SuperAcme Technology (Hong Kong) Limited (“SuperAcme”). The Company entered into an Amended and Restated Framework Agreement on Supply of Blockchain Servers with SuperAcme (the “Amended SuperAcme Agreement”) on May 6, 2022, which amended that certain Framework Agreement on Supply of Blockchain Servers with SuperAcme, dated September 2, 2021, to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners (the “Original SuperAcme Agreement”).

The Amended SuperAcme Agreement established a new delivery quantity ratio of miners, as well as new fixed subtotal pricing. In connection with the Original SuperAcme Agreement, the Company previously paid an initial deposit of $22.2 million. No additional initial deposit was required as a result of the execution of the Amended SuperAcme Agreement. The expected final purchase price under the Amended SuperAcme Agreement is subject to both the new fixed price terms and certain floating price terms, with payment due in advance of certain batches of miners being delivered. See additional information regarding a supplementary agreement with SuperAcme in Note 15.

The Company entered into two agreements with Bitfury USA Inc. (“Bitfury USA”), a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement between the Company and Bitfury Top HoldCo dated August 26, 2021, to purchase a total of 240 units of BlockBox air-cooled containers (each a “BBAC”), the modular data centers that house mining machines. The delivery of those containers commenced in the first quarter of 2022 and is anticipated to be completed in 2022, as expected. See Note 9 for more information on the Master Services and Supply Agreement.

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

The purchase agreement commitments, deposits paid and expected delivery timing (remaining balances are payable in advance of shipping) are summarized below as of September 30, 2022 (amounts in thousands):

Vendor	Agreement Dates	Original Maximum Purchase Commitment*	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain Technologies Limited**	August 20, 2021 and August 30, 2021	$171,135	$55,500	$55,500	October 2022 - December 2022
SuperAcme Technology (Hong Kong)**/***	May 6, 2022	222,401	222,401	101,819	October 2022 - December 2022
Bitfury USA and other vendors (primarily for BBACs)****	Various		57,173	42,715
Total			$335,074	$200,033

__________

* Maximum purchase commitment does not consider discounts that the Company may qualify for with the respective vendors, which could reduce the total cost.

** Pursuant to the Company’s agreements with Bitmain and SuperAcme, the Company is responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

*** See Note 15 for information regarding a supplementary agreement entered into on November 4, 2022 with SuperAcme.

****See Notes 9 and 15 for additional information regarding payments for BBACs.

During the nine months ended September 30, 2022, the Company paid $184.1 million of deposits for miners and mining equipment. As of September 30, 2022, the Company had contributed equipment with a total cost of $93.2 million related to its contributions of 12,953 miners and other mining equipment to the Alborz Facility, which was reclassified from deposits on equipment to investment in equity investee on its consolidated balance sheet, with the exception of losses of $11.6 million and $7.2 million recognized by the Company related to the batches of miners contributed in June 2022 and July 2022, respectively. See additional information in Note 8.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7. SECURITY DEPOSITS

Security deposits are shown in the table below as of the dates indicated (amounts in thousands):

	September 30, 2022	December 31, 2021
Luminant Power Purchase Agreement Independent Collateral Amount (see Note 9)	$6,277	$6,277
Luminant Purchase and Sale Agreement collateral (see Note 9)	3,063	3,063
Office lease security deposit	960	922
Other deposits	1,155	90
Total security deposits	$11,455	$10,352

NOTE 8. INVESTMENT IN EQUITY INVESTEES

On June 10, 2021, the Company and WindHQ LLC (“WindHQ”) signed a binding definitive framework agreement with respect to the construction, buildout, deployment and operation of one or more data centers (“Data Centers”) in the United States (the “WindHQ Joint Venture Agreement”). The WindHQ Joint Venture Agreement provides that the parties shall collaborate to fund the construction and buildout of certain specified Data Centers at locations already identified by the parties (“Initial Data Centers”). Each Initial Data Center will be owned by a separate limited liability company (each, an “Initial Data Center LLC”), and WindHQ and the Company will each own 51% and 49%, respectively, of the initial membership interests of each Initial Data Center LLC.

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

Currently, it is not anticipated by the Company’s management that its investment in any of the individual Data Center LLCs will meet the definition of a variable interest entity in accordance with ASC 810, and the Company will not have a controlling voting interest in any of the Data Center LLCs. Based upon the Company's expectation that it will have significant influence over the operations and major decisions of the Data Center LLCs, the Company’s 49% ownership in each individual Data Center LLC will be separately accounted for under the equity method of accounting, as the Company does not expect to exercise control over the Data Center LLCs.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Alborz LLC (the “Alborz LLC Agreement”). On May 16, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Bear Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Bear LLC (the “Bear LLC Agreement”). The Alborz and Bear LLC Agreements delineate the rights and obligations of the members related to the construction, operation and management, respectively, of the Alborz Facility and the Bear facility (the “Bear Facility”) also located in Texas. The Company is required to support and monitor (remotely) the operations of the hardware at the Alborz Facility and the Bear Facility (particularly the mining servers) under the WindHQ Joint Venture Agreement.

The Company uses the equity method of accounting to account for its 49% equity interest in the LLCs. The Company recognized $1.9 million and $2.6 million as equity in the net loss of Alborz LLC in the accompanying unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2022, respectively. Cryptocurrency mining operations had not commenced at the Bear Facility as of September 30, 2022.

In June 2022 and July 2022, the Company contributed 6,629 miners and 2,375 miners, respectively, to the Alborz Facility, which are included in the 12,953 total of miners contributed to the Alborz Facility. At the time of these contributions, the contributed miners had a fair value that was lower than the cost paid by the Company to obtain them, and the Company recognized losses of $7.2 million and $18.8 million during the three and nine months ended September 30, 2022, respectively. These losses were recorded within equity in loss of equity investment on the unaudited condensed consolidated statements of operations and represent a basis difference related to the Company’s investment in Alborz LLC as Alborz LLC recorded the equipment at the historical cost paid by the Company to obtain the equipment. As Alborz LLC depreciates the historical cost of these batches of miners on its financial statements over the expected depreciation period of five years, the Company will accrete this basis difference over the same period and will record the accretion amount for each reporting period within equity in earnings (loss) of equity investment on its consolidated statements of income until the miners are fully depreciated and the corresponding basis difference is fully accreted. See accretion recorded during the nine months ended September 30, 2022 in the table below.

Activity in investment in equity investee during the nine months ended September 30, 2022 consisted of the following (amounts in thousands):

Balance, December 31, 2021	$-
Cost of miners and mining equipment contributed, net of losses recognized upon contribution	74,384
Sales taxes to be paid by Cipher on behalf of equity investee	5,316
Accretion of basis difference	821
Legal costs related to formation of joint ventures reclassified from deferred investment costs	174
Capital distributions	(43,291)
Cryptocurrencies received from equity investee	(3,139)
Equity in net loss of equity investee	(2,574)
Balance, September 30, 2022	$31,690

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

The Waiver Agreement was negotiated and approved by an independent committee of the Board. The Waiver Agreement (i) permits each Stockholder to pledge or otherwise hypothecate the Lock-up Shares (as defined in the Lock-up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that such waiver will only apply and be effective if certain conditions specified in the Waiver Agreement are satisfied or waived. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any pledged shares, the Lock-up Period, as defined in the applicable Lock-up Agreement, shall be extended an additional three months to November 26, 2023. Furthermore, the Waiver Agreement provided for the cancellation of 2,890,173 shares of the Company’s Common Stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements as consideration for the $10.0 million deposit paid by the Company for Bitfury Top HoldCo mining rigs under the agreement dated October 11, 2021, for which no order confirmation was made, as discussed in Note 6.

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

In addition to the Master Services and Supply Agreement, Cipher and Bitfury Holding also entered into a fee side letter, which sets out the basic pricing framework applicable under the Master Services and Supply Agreement for any services. Under the fee side letter, monthly fees for any potential future services, if any, would be determined by reference to two groups of services, which may be provided under the Master Services and Supply Agreement: (i) Bitfury Top HoldCo’s “onsite” services fee would be calculated on a straight cost +5% basis (plus applicable duties and taxes); and (ii) Bitfury Top HoldCo’s “remote services” would be calculated on a ratchet basis applying a management fee of $1,000/MW up to 445MW (capped at $200,000/month) and $450USD/MW above 445MW (plus applicable duties and taxes).

Purchase commitments, deposits on equipment and related party payables

As discussed above in Note 6, the Company entered into two agreements with Bitfury USA made under, and as a part of, the Master Services and Supply Agreement to purchase a total of 240 units of BBACs, the modular data centers that house mining machines. During the nine months ended September 30, 2022, the Company paid a total of $21.7 million to Bitfury USA, which is recorded on the Company’s consolidated balance sheets as deposits on equipment until receipt and deployment of the equipment. As of September 30, 2022 and December 31, 2021, the Company had a total of $21.9 million and $5.1 million, respectively, of deposits on equipment on its condensed consolidated balance sheets related to the Bitfury USA agreements. Additionally, as of September 30, 2022, the Company had a total of $2.7 million of construction-in-progress on its condensed consolidated balance sheet related to the Bitfury USA agreements.

Additionally, prior to the Business Combination, Bitfury USA contracted with third-party vendors for the purchase of equipment and the receipt of services related to Cipher’s future mining operations. Prior to December 31, 2021, Bitfury USA made payments under these arrangements totaling $2.4 million. The Company reimbursed Bitfury USA for these amounts plus a 7% service fee upon completion of the Business Combination and, as a result, recorded the amounts reimbursed to Bitfury (including the service fee) as follows: $2.5 million was recorded to deposits on equipment and $0.1 million was recorded to construction-in-progress on the Company’s consolidated balance sheet as of December 31, 2021. Pursuant to one of these arrangements between Bitfury USA and a third-party vendor, Paradigm Controls of Texas, LLC (“Paradigm”), the Company made payments directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs, totaling $11.0 million during the three months ended September 30, 2022 and the Company’s obligations to Bitfury USA under the Master Services and Supply Agreement have been reduced by the same amount. Additionally, Cipher recorded additional invoices totaling $1.7 million, or $1.8 million including the 7% service fee owed to Bitfury USA, to accounts payable, related party during the three months ended September 30, 2022. These additional invoices related to mining equipment and services received by the Company prior to September 30, 2022 for which Bitfury USA had not yet paid

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Paradigm, and which Cipher intends to pay directly to the vendor in place of Bitfury USA. The total balance owed to Bitfury USA and recorded in accounts payable, related party on the condensed consolidated balance sheet was $3.2 million as of September 30, 2022. See Note 15 for additional information regarding the disposition of the additional $1.7 million in invoices after September 30, 2022.

The Company is in discussions with Bitfury USA to assign Cipher Mining Technologies certain service contracts related to the production of BBACs originally entered into between Bitfury USA and Paradigm. The Company will continue to work directly with Paradigm or other vendors on any remaining BBACs that would have been purchased from Bitfury USA under the Master Services and Supply Agreement.

Related party receivables

The Company recorded a related party receivable of approximately $0.7 million as of September 30, 2022 related to expenses paid on behalf of the Data Center LLCs for which it expects to be reimbursed.

NOTE 10. LEASES

The Company entered into an operating lease for office space located in New York. The lease has an initial term of 64 months, commencing on February 1, 2022. The lease does not provide the Company with renewal options.

Total rent expense was approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, which includes an immaterial amount of less than $0.1 million for short-term lease costs during both the three and nine months ended September 30, 2022. The Company did not incur any variable lease costs during the periods presented.

Supplemental information related to the lease was as follows (dollar amounts in thousands):

Nine Months Ended
September 30, 2022
Operating cash flows - operating leases	$395
Right-of-use assets obtained in exchange for operating lease liabilities	$5,859
Weighted-average remaining lease term – operating leases (in years)	4.7
Weighted-average discount rate – operating leases	10.9%

As of September 30, 2022, future minimum operating lease payments during the next five years are as follows (amounts in thousands):

Remaining Period Ended December 31, 2022	$395
Year Ended December 31, 2023	1,581
Year Ended December 31, 2024	1,581
Year Ended December 31, 2025	1,581
Year Ended December 31, 2026	1,581
Year Ended December 31, 2027	659
Total	7,378
Less present value discount	(1,614)
Operating lease liabilities	$5,764

NOTE 11. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company's maximum exposure under these arrangements, if any, is unknown as of September 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Luminant Lease and Purchase and Sale Agreements

The Company entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to the Company where the planned data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) will be set up for the Company’s Odessa Facility. The Company also entered into the Purchase and Sale Agreement dated June 28, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Purchase and Sale Agreement”) with another Luminant affiliate. The Company entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support its planned operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842 (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

Under the Luminant Power Agreement (defined above in Note 2 under Derivative Accounting), the Company is required to provide Luminant with collateral of approximately $12.6 million (the “Independent Collateral Amount”). Half, or approximately $6.3 million, of the Independent Collateral Amount was paid to Luminant on September 1, 2021 and is recorded in security deposits on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The other half will be due 15 days prior to the date on which the Interconnection Electrical Facilities are completed and made operational. The Independent Collateral Amount will remain in place throughout the term of the Luminant Power Agreement. Details of the construction of the Interconnection Electrical Facilities, including collateral arrangements that are in addition to the Independent Collateral Amount, are set out in the Luminant Purchase and Sale Agreement. Under the Luminant Purchase and Sale Agreement, the Company provided approximately

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$3.1 million as collateral separate from the Independent Collateral Amount, which is also recorded in security deposits as of September 30, 2022 and December 31, 2021.

The Combined Luminant Lease Agreement is effective from the date of the Company’s notification of the Effective Date of the Business Combination, which was August 27, 2021, and shall continue for five years following completion of the substation, subject to renewal provisions aligned with the Luminant Power Agreement; however, the Company’s management determined that the Combined Luminant Lease Agreement contains two lease components; and the components should be accounted for together as a single lease component, because the effect of accounting for the land lease separately would be insignificant. Financing for use of the land and substation is provided by Luminant affiliates, with monthly installments of principal and interest due over a five-year period starting upon transfer of legal title of the substation to the Company (estimated total undiscounted principal payments of $13.1 million). At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Once the Company has control over the applicable leased asset, the Company will record both a ROU asset and a corresponding lease liability in accordance with ASC 842 for the single lease component as applicable under the Combined Luminant Lease Agreement.

NOTE 12. STOCKHOLDERS’ EQUITY

As of September 30, 2022, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock.

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as and if declared by the Board. As of September 30, 2022, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. The voting, dividend, liquidation and other rights and powers of the Common Stock are subject to and qualified by the rights, powers and preferences of any outstanding series of preferred stock.

The Company repurchased 13,193 shares and 672,424 shares of its Common Stock related to tax withholding settlements for RSUs that vested during the three and nine months ended September 30, 2022, respectively.

As disclosed above in Notes 6 and 9, on April 8, 2022, the Company accepted the return of 2,890,173 shares of its Common Stock held by Bitfury Top HoldCo as consideration for the $10.0 million deposit paid to Bitfury Top HoldCo for mining rigs under the agreement dated October 11, 2021. The returned shares were cancelled by the Company upon their return.

Shelf Registration and At-The-Market Offering Agreement

On September 21, 2022, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”). The Registration Statement covers: (i) the offer and sale by the Company, from time to time in one or more offering, securities having an aggregate public offering price of up to $500.0 million, (ii) the offer and sale from time to time by the selling securityholders identified therein of up to 23,265,565 shares of the Company’s Common Stock and the offer and sale from time to time by the selling securityholders of up to 85,500 of the Company’s warrants and (iii) the offer and sale of (A) up to 8,499,978 shares of Common Stock that are issuable by the Company upon the exercise of 8,499,978 public warrants that were previously registered and (B) up to 114,000 shares of Common Stock that are issuable by the Company upon the exercise of 114,000 private placement warrants.

In connection with the filing of the Registration Statement, the Company also entered into the Sales Agreement with H.C. Wainwright & Co., LLC as the Agent, under which the Company may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Agent, which is included in the $500.0 million of securities that may be offered pursuant to the Registration Statement. Sales of the shares of Common Stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sales Agreement, the Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of any shares of Common Stock under the Sales Agreement. The Company is not obligated to make any sales of shares of its Common Stock under the Sales Agreement. The Company has not sold any shares of its Common Stock under the Sales Agreement as of the issuance of these unaudited condensed consolidated financial statements.

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

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan will be increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2022, this resulted in an increase of 7,478,382 shares of Common Stock available for issuance under the Incentive Award Plan. As of September 30, 2022, 1,638,142 shares of Common Stock are available for issuance under the Incentive Award Plan.

The Company recognized total share-based compensation for the following categories of awards during the periods indicated (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Service-Based RSUs	$7,078	$19,936
Performance-Based RSUs	3,416	10,136
Total share-based compensation expense	$10,494	$30,072

Service-based RSUs

A summary of the Company's unvested Service-Based RSU activity for the nine months ended September 30, 2022 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	6,798,238	$8.04
Granted	9,108,086	1.90
Forfeited	(205,048)	6.34
Vested	(1,802,123)	7.55
Unvested at September 30, 2022	13,899,153	$4.10

As of September 30, 2022, there was approximately $35.5 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.8 years.

If not fully vested upon grant, Service-Based RSUs awarded generally vest in equal installments on the first three or four anniversaries of the vesting commencement date as determined by the Board, which will generally coincide with the timing when the employee or consultant began to provide services to the Company, and which may precede the grant date. Vesting is subject to the award recipient's continuous service on the applicable vesting date; provided, that if the award recipient’s employment is terminated by the Company

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

without “cause”, due to award recipient’s death or permanent disability, or, for some award recipients, by the award recipient for “good reason” (if applicable, as such term or similar term may be defined in any employment, consulting or similar service agreement between award recipient and the Company), all unvested Service-Based RSUs will vest in full. In addition, in the event of a change in control, any unvested Service-Based RSUs will vest subject to the award recipient's continuous service to the Company through such change in control. In addition, if the $10 billion market capitalization milestone (described further below) is achieved and the Chief Executive Officer (“CEO”) remains in continuous service through such achievement, any then-unvested Service-Based RSUs awarded to the CEO will also vest.

Performance-based RSUs

There was no activity for unvested Performance-Based RSUs during the nine months ended September 30, 2022. There were 4,257,710 unvested Performance-Based RSUs at a weighted average grant date fair value of $7.76 as of both September 30, 2022 and December 31, 2021. There was approximately $21.2 million of unrecognized compensation expense related to unvested Performance-Based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 1.7 years.

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

NOTE 15. SUBSEQUENT EVENTS

Chief LLC Agreement

Effective October 7, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Chief Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Limited Liability Company Agreement of Chief Mountain LLC (the “Chief LLC Agreement”). The Chief LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Chief facility, located in Texas (the “Chief Facility”). Similar to the Alborz Facility and the Bear Facility, the Company is also required to support and monitor (remotely) the operations of the hardware at the Chief Facility (particularly the mining servers) under the WindHQ Joint Venture Agreement.

Miner contributions to Bear Facility and Chief Facility

In October 2022, the Company contributed approximately 6,500 miners to the Bear Facility and the Chief Facility. While the final quantities of miners going to each respective site, and therefore the relative pricing as between the two sites, is still being finalized, the estimated fair value of the relevant miners was lower than the cost paid by the Company to purchase them; therefore, the Company expects to record a loss related to the contribution of these miners of approximately $15 million.

SuperAcme Supplementary Agreement

On November 4, 2022, through its subsidiary, Cipher Mining Technologies, the Company entered into a supplementary agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement”) with SuperAcme, which supplements the Amended SuperAcme Agreement dated May 6, 2022, and the Original SuperAcme Agreement. The Supplementary Agreement establishes new fixed and floating price terms for remaining purchases of M30S, M30S+ and M30S++ miners and the Company will not be obligated to send any further money to SuperAcme. In connection with the Amended SuperAcme Agreement, SuperAcme has delivered 17,833 miners to date, at an aggregate value of approximately $53.6 million, and the Company has paid aggregate advance payments of $101.8 million. The remaining balance of $48.2 million will be applied to the purchase of miners under the new fixed and floating price terms set forth in the Supplementary Agreement.

Payments on behalf of Bitfury

After September 30, 2022, but before the issuance of these unaudited condensed consolidated financial statements, the Company made payments totaling approximately $2.1 million directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

BBACs. The Company’s payment obligations to Bitfury USA under the Master Services and Supply Agreement were also reduced by $2.1 million related to these payments to Paradigm.

Luminant Power Agreement

On October 26, 2022, the Company received a letter from Luminant, disputing: (i) the payments of $1.7 million that Luminant had made to the Company under the Luminant Power Agreement for the electricity sold in the ERCOT market during July 2022 and August 2022 and (ii) the payment of $5.1 million made to the Company by Luminant in September 2022 in consideration for the modification to the ramp up schedule pursuant to the August Amendment to the Luminant Power Agreement. The Company received and recorded $1.7 million as part of the change in fair value of derivative asset in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The Company received and recorded $5.1 million as a reduction to the derivative asset on the condensed consolidated balance sheet during the three months ended September 30, 2022. The Company has not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

The Company wholly disputes the claims made by Luminant and has been engaged in discussions with Luminant in an attempt to reach a mutually agreeable solution and resolve disagreements between the parties regarding these payments and whether the commencement of Luminant’s obligations under the Luminant Power Agreement should be tied to ERCOT’s interconnection approval. At this time the Company’s management does not know how or when this dispute will be resolved.

On November 8, 2022, the Company also received a letter from Luminant requesting the Company deposit to Luminant the remaining half of the Independent Collateral Amount under the Luminant Power Agreement. The Company expects to deliver to Luminant the remaining half of the Independent Collateral Amount before the end of November 2022.

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

Overview

We are an emerging technology company that operates in the Bitcoin mining ecosystem in the United States. Specifically, we are developing and growing a cryptocurrency mining business specializing in Bitcoin. Our key mission is to become a leading Bitcoin mining company in the United States.

As a stand-alone, U.S.-based cryptocurrency mining business, we have begun our buildout of cryptocurrency mining sites in the United States that will include both wholly-owned sites and partially-owned sites acquired through investments in joint ventures. We began deployment of capacity in the first quarter of 2022, with mining operations beginning at the partially-owned Alborz Facility in February 2022.

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

In August 2022, we completed installation of the last mining rigs to be delivered to the Alborz Facility. With that the Alborz Facility is capable of generating approximately 1.3 EH/s, of which we own approximately 0.64 EH/s under the WindHQ Joint Venture Agreement. In October 2022, we also completed the Bear Facility and Chief Facility, which, combined, are expected to generate approximately 0.65 EH/s, of which we own approximately 0.32 EH/s.

By early 2023, we plan to deploy approximately 267MW of electrical power capacity across four sites with a corresponding hashrate of approximately 8.0 EH/s, of which we expect to own approximately 7.0 EH/s.

We aim to deploy the computing power that we will create to mine Bitcoin and validate transactions on the Bitcoin network. We believe that Cipher will become an important player in the Bitcoin network due to our planned large-scale operations, best-in-class technology, market-leading power and hosting arrangements and a seasoned, dedicated senior management team.

As of September 30, 2022, Bitfury Top HoldCo B.V. (“Bitfury Top HoldCo”) (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owns approximately 81.6% of our common stock, $0.001 par value per share (“Common Stock”), with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has the power to elect all of our directors and we are a “controlled company” under Nasdaq corporate governance standards. For additional information, see “Risk Factors—Risks Related to our Common Stock and Warrants—We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies” in our 2021 Form 10-K.

The Business Combination

On August 27, 2021, as contemplated by the Agreement and Plan of Merger dated as of March 4, 2021 (the “Merger Agreement”), by and among Good Works Acquisition Corp. (“GWAC”), a Delaware corporation, Currency Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly‑owned direct subsidiary of GWAC, and the Company, the parties entered into the business combination transaction pursuant to which Merger Sub merged with and into the Company, the separate corporate existence of Merger Sub ceasing and the Company being the surviving corporation and a wholly‑owned subsidiary of GWAC (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the Business

Combination, the combined company was named Cipher Mining Inc. (“Cipher Mining”). Cipher Mining comprises all of GWAC’s and Cipher Mining Technologies’ operations.

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

On April 8, 2022, we, as successor-in-interest to GWAC, and Cipher Mining Technologies, with respect to certain sections (collectively, the “Company”), entered into a Waiver Agreement, with Bitfury Top HoldCo (the “Waiver Agreement”), pursuant to which we waived certain restrictions on transfer of shares under (a) that certain Lock-up Agreement, dated as of August 26, 2021, by and between Good Works Acquisition Corp. and Bitfury and (b) those certain Lock-up Agreements, dated as of August 26, 2021, by and between Good Works Acquisition Corp. and each of (i) I-B Goodworks, LLC, (ii) Magnetar Financial LLC, (iii) Mint Tower Capital Management B.V., (iv) Periscope Capital, Inc. and (v) Polar Asset Management Partners Inc., respectively (the stockholders contemplated by clauses (a)-(b), the “Stockholders”) imposing similar restrictions on the Stockholders (collectively, the “Lock-up Agreements” and each a “Lock-up Agreement”). The Waiver Agreement was negotiated and approved by an independent committee of our Board of Directors (the “Board”). The Waiver Agreement permits each Stockholder to pledge or otherwise hypothecate up to one hundred percent (100%) of the Lock-up Shares (as defined in the Lock-Up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and (ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that the Waiver will only apply and be effective if the following conditions are satisfied or waived: (i) any pledgee executes a joinder to the Lock-up Agreements and therefore be bound by the Transfer Restrictions as defined in the Lock-up Agreements, (ii) the pledgee in receipt of any pledged shares be in compliance with all Anti-Money Laundering and Know Your Customer laws and regulations in effect in the United States of America and be a nationally, internationally or regionally recognized bank or bona fide financial institution, private equity fund or other lender, (iii) any pledgee not be a competitor of the Company, and (iv) any loan for pledged shares be a bona fide loan containing customary market terms and have an initial 25% maximum loan-to-value ratio. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any Pledged Shares, the Lock-Up Period, as defined in the applicable Lock-up Agreement, shall be extended an additional three months to November 26, 2023. Furthermore, the Waiver Agreement provides for a cancellation of 2,890,173 shares of our Common Stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements (the “Cancelled Shares”) as consideration for the $10.0 million deposit paid by us for Bitfury mining rigs under our agreement dated October 11, 2021, for which no order confirmation was made. The Cancelled Shares were part of the tranche of Lock-Up Shares with a Lock-Up Period during the period beginning on the date that is eighteen months after the Closing Date and ending on the date that is two years after the Closing Date.

Also on April 8, 2022, we entered into an Observer Agreement (the “Board Observer Agreement”) with Bitfury Holding and Bitfury Top HoldCo (together with “Bitfury Holding,” the “Investors”), which provides that the Investors have the right to designate a representative to serve as an observer (the “Observer”) of our Board and any committees thereof (subject to exceptions specified therein). The Observer has the right to attend and observe meetings of the Board, including any meetings of the committees of the Board, and to participate in discussions of matters brought to the Board or any committee thereof, in each case, subject to certain exceptions specified in the Board Observer Agreement. The Investors’ rights under the Board Observer Agreement will terminate upon the date that the Investors no longer beneficially own at least 10% of the outstanding shares of our Common Stock. As of the date of this Quarterly Report, the Investors have not designated an Observer pursuant to the Board Observer Agreement.

The Board Observer Agreement was negotiated and approved by an independent committee of the Board.

Recent Developments

Effective October 7, 2022, in connection with the WindHQ Joint Venture Agreement, Cipher Mining Technologies and Chief Interests DC LLC, a subsidiary of WindHQ LLC (“WindHQ”), as members, entered into the Limited Liability Company Agreement of Chief Mountain LLC (the “Chief LLC Agreement”). The Chief LLC Agreement delineates the rights and obligations of the members related to the construction, operation and management of the Chief facility, located in Texas (the “Chief Facility”). Similar to the Alborz Facility and the Bear Facility, we are also required to support and monitor (remotely) the operations of the hardware at the Chief Facility (particularly the mining servers) under the WindHQ Joint Venture Agreement.

In October 2022, we contributed approximately 6,500 miners to the Bear Facility and the Chief Facility. While the final quantities of miners going to each respective site, and therefore the relative pricing as between the two sites, is still being finalized, the estimated fair value of the relevant miners was lower than the cost paid by us to purchase them; therefore, we expect to record a loss related to the contribution of these miners of approximately $15 million.

On November 4, 2022, through our subsidiary, Cipher Mining Technologies, we entered into a supplementary agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement”) with SuperAcme Technology (Hong Kong) Limited (“SuperAcme”), which supplements the Amended SuperAcme Agreement dated May 6, 2022, and the Original SuperAcme Agreement. The Supplementary Agreement establishes new fixed and floating price terms for remaining purchases of M30S, M30S+ and M30S++ miners and provides that we will not be obligated to send any further money to SuperAcme. In connection with the Amended SuperAcme Agreement, SuperAcme has delivered 17,833 miners to date, at an aggregate value of approximately $53.6 million, and we have paid aggregate advance payments of $101.8 million. The remaining balance of $48.2 million will be applied to the purchase of miners under the new fixed and floating price terms set forth in the Supplementary Agreement.

We are in discussions with Bitfury USA Inc. (“Bitfury USA”) to assign Cipher Mining Technologies certain service contracts related to the production of BlockBox air-cooled containers (each a “BBAC”) originally entered into between Bitfury USA and Paradigm Controls of Texas, LLC (“Paradigm”). Going forward, we will continue to work directly with Paradigm or other vendors on any remaining BBACs that would have been purchased from Bitfury USA under the Master Services and Supply Agreement. In connection with these discussions, as of November 11, 2022, we have paid a total of $13.1 million to Paradigm and our obligations to Bitfury USA under the Master Services and Supply Agreement were reduced by the same amount.

On October 26, 2022, we received a letter from Luminant ET Services Company LLC (“Luminant”), disputing: (i) the payments of $1.7 million that Luminant had made to us under the Luminant Power Agreement for the electricity sold in the ERCOT market during July 2022 and August 2022 and (ii) the payment of $5.1 million made to us by Luminant in September 2022 in consideration for the modification to the ramp up schedule pursuant to the August Amendment (as defined below) to the Luminant Power Agreement. We received and recorded $1.7 million as part of the change in fair value of derivative asset in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. We received and recorded $5.1 million as a reduction to the derivative asset on the condensed consolidated balance sheet during the three months ended September 30, 2022. We have not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

We wholly dispute the claims made by Luminant and have been engaged in discussions with Luminant in an attempt to reach a mutually agreeable solution and resolve disagreements between the parties regarding these payments and whether the commencement of Luminant’s obligations under the Luminant Power Agreement should be tied to ERCOT’s interconnection approval. At this time we do not know how or when this dispute will be resolved.

On November 8, 2022, we also received a letter from Luminant requesting we deposit to Luminant the remaining half of the Independent Collateral Amount under the Luminant Power Agreement. We expect to deliver to Luminant the remaining half of the Independent Collateral Amount before the end of November 2022.

For further information, see Note 15 to our unaudited condensed consolidated financial statements.

Known Trends or Future Events

Impact of COVID-19 and Other Economic, Business and Political Conditions

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

We may experience disruptions to our business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of our employees or our counterparties to perform their jobs. We may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, we had to temporarily shut down construction at the Alborz Facility in response to employees being impacted by COVID-19. The temporary shutdown was less than a week, and we resumed the construction at the site immediately after. If we are unable to effectively set up and service our miners, our ability to mine Bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect our business, prospects, financial condition and operating results.

Change in Fiscal Year

Starting with the three and eight months ended September 30, 2021, we assumed GWAC’s financial calendar for our third fiscal quarter ending September 30 and our fiscal year ending December 31. This change to the fiscal year end was approved by the Board on September 23, 2021. Cipher Mining Technologies’ fiscal year previously ended on January 31.

Results of Operations

Since our inception on January 7, 2021 and until the time of the Business Combination, our activities were primarily organizational and those necessary to prepare for the Business Combination. Following the Business Combination, our activities have been focused on the set-up of cryptocurrency mining data centers as part of our planned buildout, including entry into agreements with Bitmain, SuperAcme and Bitfury Top HoldCo and its subsidiaries (together the “Bitfury Group”) for supply of miners and other equipment and services. For further details, see “—Contractual Obligations and Other Commitments.” We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). Our plan of operation for the next 12 months is to commence and maintain Bitcoin mining operations across our four sites and to continue developing our initial portfolio comprised of select sites in the United States.

Comparative Results for the Three Months Ended September 30, 2022 and 2021

We generated no revenue during the three months ended September 30, 2022 and 2021. We incurred general and administrative expenses of $17.8 million and $2.3 million during the three months ended September 30, 2022 and 2021, respectively. Share-based compensation costs of $10.5 million were recognized in total general and administrative expenses during the three months ended September 30, 2022, related to restricted stock units (“RSUs”), awarded to our employees. The remaining $7.3 million of general and administrative expenses incurred during the three months ended September 30, 2022 was recognized predominantly as follows: $2.4 million for business insurance, $1.4 million for payroll and payroll-related benefits for employees, $0.8 million for accounting and audit services, $0.5 million for each of consulting fees and legal expenses, $0.4 million for rent expense at the Company’s headquarters, $0.3 million for information technology (“IT”) and related IT security expenses, and $0.2 million each for the following: travel expenses, office supplies and software expenses mainly for licenses, board fees, and specific costs of operating as a public company. Certain costs such as accounting, legal and public company costs were higher during the three months ended September 30, 2022 as compared to the same period in 2021 due to our Registration Statement filed in September 2022. See additional information above in “—Recent Developments” or in “—Liquidity and Capital Resources” below.

Comparatively, general and administrative expenses recognized during the three months ended September 30, 2021 were mainly related to $1.6 million for business insurance, compensation and benefits of approximately $0.3 million, as well as approximately $0.1 million for each of the following: accounting and audit expenses, investor relations and specific costs of operating as a public company.

Change in the fair value of derivative asset increased operating income by $85.7 million during the three months ended September 30, 2022, which was primarily due to recording an $83.6 million derivative asset related to the Luminant Power Agreement on July 1, 2022.

Equity in loss of equity investment totaled $8.3 million for the three months ended September 30, 2022 and consisted of: a loss of $7.2 million related to our contribution of miners to Alborz LLC in July 2022 with fair values at the time of the contribution that were less than the costs we paid to acquire the miners; $1.9 million for our share of the loss of Alborz LLC for the three months ended September 30, 2022; and $0.8 million for accretion of the basis differences that resulted from our contributions of miners at a loss in both June and July 2022. Additionally, we recognized $0.3 million for impairment during the three months ended September 30, 2022 on Bitcoin that we received from Alborz LLC.

We paid $27.3 million for deposits on miners and mining equipment during the three months ended September 30, 2022, bringing total deposits on equipment on our unaudited condensed consolidated balance sheet to approximately $200.0 million as of September 30, 2022, after removing the miners and mining equipment contributed to Alborz LLC. Additionally, during the three months ended September 30, 2022, we paid approximately $15.9 million for purchases of property and equipment, which was principally related to construction-in-progress at our wholly-owned site in Odessa, Texas (the “Odessa Facility”), which is under development.

Comparative Results for the Nine Months Ended September 30, 2022 and the Eight Months Ended September 30, 2021

We generated no revenue during the nine months ended September 30, 2022 or during the eight months ended September 30, 2021. We incurred general and administrative expenses of $51.8 million and $2.9 million during the nine months ended September 30, 2022 and the eight months ended September 30, 2021, respectively. Share-based compensation costs of $30.1 million were recognized in total general and administrative expenses during the nine months ended September 30, 2022, related to RSUs awarded to our employees and directors. The remaining $21.7 million of general and administrative expenses incurred during the nine months ended September 30, 2022 was recognized predominantly as follows: $7.3 million for business insurance, $3.0 million for payroll and payroll-related benefits for employees, $2.0 million for taxes, $2.0 million for legal expenses, $1.8 million for accounting and audit services, $1.2 million for consulting expenses, $1.0 million for rent expense at the Company’s headquarters, $0.7 million for board fees, $0.5 million for specific costs of operating as a public company, and $0.5 million each for travel expenses and also for office supplies and software, as well as $0.4 million for recruiting fees. Certain costs such as accounting, legal and public company costs were higher during the nine months ended September 30, 2022 as compared to the eight months ended September 30, 2021 due to our Registration Statement filed in September 2022. See additional information above in “—Recent Developments” or in “—Liquidity and Capital Resources” below.

On March 15, 2022, we formed the Special Independent Committee to review, consider, deliberate, investigate, analyze, explore, evaluate, monitor and exercise general oversight of any and all activities of the Company directly or indirectly involving entry into the Waiver Agreement and the Observer Agreement. For more information about the Special Independent Committee, the Waiver and the Observer Agreements, see Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Our legal expenses during the nine months ended September 30, 2022 totaled over $2.0 million and the expenses related to the Special Independent Committee and legal and advisory expenses related to entry into the Waiver Agreement and the Observer Agreement are included in our total legal expenses during this period.

Comparatively, general and administrative expenses recognized during the eight months ended September 30, 2021 were mainly related to $1.6 million of business insurance costs, compensation and benefits of approximately $0.6 million, as well as $0.3 million for accounting and audit expenses, $0.2 million for investor relations and approximately $0.1 million for each of the following: consulting expenses and specific costs of operating as a public company.

Change in the fair value of derivative asset increased operating income by $85.7 million during the three months ended September 30, 2022, which was primarily due to recording an $83.6 million derivative asset related to the Luminant Power Agreement on July 1, 2022.

Equity in loss of equity investment totaled $20.6 million for the nine months ended September 30, 2022 and consisted of: losses of $18.8 million related to our contribution of miners to Alborz LLC in June and July 2022 with fair values at the time of the contribution that were less than the costs we paid to acquire the miners; $2.6 million for our share of the loss of Alborz LLC for the nine months ended September 30, 2022; and $0.8 million for accretion of the basis differences that resulted from our contributions of miners at a loss in both June and July 2022. Additionally, we recognized $0.9 million of impairment during the nine months ended September 30, 2022 on Bitcoin that we received from Alborz LLC.

We paid $184.1 million for deposits on miners and mining equipment during the nine months ended September 30, 2022, increasing total deposits on equipment on our unaudited condensed consolidated balance sheet to approximately $200.0 million as of

September 30, 2022, after removing the miners and mining equipment contributed to Alborz LLC. Additionally, during this period we also paid $29.0 million for purchases of property and equipment, which was principally related to construction-in-progress at our Odessa Facility, which is under development.

Factors Expected to Affect Our Future Results

There have been no material changes to the “Factors Expected to Affect Our Future Results” in the Management’s Discussion and Analysis section of our 2021 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Liquidity and Capital Resources

We had negative cash flows from operations of $8.9 million for the nine months ended September 30, 2022. As of September 30, 2022, we had cash and cash equivalents of $28.1 million, total stockholders’ equity of $383.1 million and an accumulated deficit of $59.6 million. To date, we have relied in large part on proceeds from the consummation of the Business Combination to fund our operations. During the nine months ended September 30, 2022, we paid $184.1 million as deposits on equipment, primarily for miners, and had additional future commitments related to these deposits as detailed below under “—Contractual Obligations and Other Commitments.” See “—Recent Developments” for additional information regarding the Supplementary Agreement with SuperAcme. Our management believes that our existing financial resources, combined with the ability to delay certain equipment orders, projected cash and cryptocurrencies inflows from our sites, the ability to sell cryptocurrency received or earned, as well as potential sales of Common Stock under our shelf registration statement on Form S-3 (see additional information below), will be sufficient to meet its operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

On September 21, 2022, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”). The Registration Statement covers: (i) the offer and sale by us, from time to time in one or more offering, securities having an aggregate public offering price of up to $500.0 million, (ii) the offer and sale from time to time by the selling securityholders identified therein of up to 23,265,565 shares of our Common Stock and the offer and sale from time to time by the selling securityholders of up to 85,500 of our warrants and (iii) the offer and sale of (A) up to 8,499,978 shares of Common Stock that are issuable by us upon the exercise of 8,499,978 public warrants that were previously registered and (B) up to 114,000 shares of Common Stock that are issuable by us upon the exercise of 114,000 private placement warrants.

In connection with the filing of the Registration Statement, we also entered into an at-the-market offering agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), under which we may, from time to time, sell shares of our Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Agent, which is included in the $500.0 million of securities that may be offered pursuant to the Registration Statement. Sales of the shares of Common Stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sales Agreement, we will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of any shares of Common Stock under the Sales Agreement. We are not obligated to make any sales of shares of its Common Stock under the Sales Agreement. We have not sold any shares of our Common Stock under the Sales Agreement as of the issuance of these unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended	Eight Months Ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(8,891)	$(27,100)
Net cash used in investing activities	(169,762)	(74,476)
Net cash (used in) provided by financing activities	(3,077)	383,853
Net (decrease) increase in cash and cash equivalents	$(181,730)	$282,277

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $8.9 million, resulting from net income of $12.6 million, less non-cash income items of $85.8 million, consisting primarily of change in the fair value of derivative asset of $85.7 million and change in the fair value of our warrant liability of $0.1 million; partially offset by non-cash expense items of $52.1 million, which includes share-based compensation expense of $30.1 million, equity in loss of equity investment of $20.6 million

(which is mainly comprised of the losses on our June and July 2022 contributions of equipment of $18.8 million), cryptocurrency impairment of $0.9 million and amortization of $0.5 million. The change in assets and liabilities of $12.2 million consisted primarily of a decrease in prepaid and other current assets of $5.4 million primarily for insurance costs, proceeds from reduction of scheduled power of $5.1 million, proceeds from electricity sales of $1.7 million, increases in accrued expenses of $1.4 million and increases in accounts payable of $0.4 million, partially offset by a $1.1 increase in security deposits mainly due to a bond covering the shipment of miners and a $0.7 million increase in related party receivables related to amounts that we will be reimbursed for by the Alborz LLC.

Net cash used in operating activities for the five months ended September 30, 2021 was approximately $27.1 million, resulting from a net loss of $3.1 million, an increase in prepaid expenses and other current assets of $14.9 million that was primarily due to business insurance, increased security deposits of $9.4 million and a combined increase in accounts payable and accrued expenses totaling $0.2 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $169.8 million, primarily related to $184.1 million for deposits for miners and mining equipment and $29.0 million for purchases of property and equipment primarily related to construction-in-progress at the Odessa Facility; partially offset by cash distributions of $43.3 million from the Alborz LLC.

Net cash used in investing activities during the eight months ended September 30, 2022 was $74.5 million and consisted mainly of $74.3 million for deposits on equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $3.1 million, which was used to repurchase shares to cover the tax obligations of employees resulting from the vesting of RSUs.

Net cash provided by financing activities for the eight months ended September 30, 2021 was $383.9 million and represented the cash proceeds received in connection with the Business Combination, net of issuance costs.

Limited Business History; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of our performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no current intention of entering into a merger or acquisition within the next 12 months and we have a specific business plan and timetable to complete our 12-month plan of operation. We are in the process of an active operational buildout and anticipate that additional capital will be required to implement the buildout. See also “—Liquidity and Capital Resources.” We may also require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, we have incurred and expect to continue to incur significant costs related to becoming a public company. Accordingly, we may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, we may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited and we may be required to delay or change our planned buildout, which may adversely affect our business plan. For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We will need to raise additional capital, which may not be available on terms acceptable to us, or at all” in our 2021 Form 10-K.

Contractual Obligations and Other Commitments

We have a lease agreement for executive office space, with an effective term that commenced on February 1, 2022 and monthly rent payments of approximately $0.1 million commencing on June 1, 2022. The initial lease term is for a period of five years and four months.

Mining and Mining Equipment

As of September 30, 2022, we had the following contractual obligations and other commitments for miners and other mining equipment (amounts in thousands):

Vendor	Agreement Dates	Original Maximum Purchase Commitment*	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain Technologies Limited**	August 20, 2021 and August 30, 2021	$171,135	$55,500	$55,500	October 2022 - December 2022
SuperAcme Technology (Hong Kong)**/***	May 6, 2022	222,401	222,401	101,819	October 2022 - December 2022
Bitfury USA and other vendors (primarily for BBACs)****	Various		57,173	42,715
Total			$335,074	$200,033

__________

* Maximum purchase commitment does not consider discounts that we may qualify for with the respective vendors, which could reduce the total cost of the miners.

** Pursuant to our agreements with Bitmain and SuperAcme, we are responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

*** See “—Recent Developments” above and discussion below this table for additional information regarding the Supplementary Agreement with SuperAcme.

****See “—Recent Developments” for additional information regarding payments for BBACs.

On August 20, 2021 and on August 30, 2021, we and Bitmain Technologies Limited (“Bitmain”) entered into a Non-Fixed Price Sales and Purchase Agreement and a Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement, respectively, (together, the “Bitmain Agreement”) for us to purchase 27,000 Antminer S19j Pro (100 TH/s) miners, which were expected to be delivered in nine batches on a monthly basis between January 2022 and September 2022. As of September 30, 2022, 12,953 miners have been received. The original purchase price under the Bitmain Agreement was $171.1 million (the “Total Purchase Price”) with (i) 25% of the Total Purchase Price due paid within five days of execution of the Bitmain Agreement, (ii) 35% of the purchase price of each batch due five months prior to each delivery, and (iii) the remaining 40% of the purchase price of each batch due 15 days prior to each delivery. As of September 30, 2022, we had paid total deposits of $134.2 million for the miners (some of which are no longer reflected in the table above due to their receipt and deployment during the nine months ended September 30, 2022), and we do not expect to make any further payments to Bitmain to receive the rest of the miners.

On September 2, 2021, we entered into the Original SuperAcme Agreement to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners, which were expected to be delivered in six batches on a monthly basis between July 2022 and December 2022. On May 6, 2022, we entered into the Amended SuperAcme Agreement, which established a new delivery quantity ratio of miners as well as new fixed subtotal pricing. In connection with the Original SuperAcme Agreement, we previously paid an initial deposit of $22.2 million. No additional initial deposit was required as a result of the execution of the Amended SuperAcme Agreement. On November 4, 2022, through Cipher Mining Technologies we entered into the Supplementary Agreement with SuperAcme, which supplements the Amended SuperAcme Agreement and the Original SuperAcme Agreement. The Supplementary Agreement establishes new fixed and floating price terms for remaining purchases of M30S, M30S+ and M30S++ miners and provides that we will not be obligated to send any further money to SuperAcme. In connection with the Amended SuperAcme Agreement, SuperAcme has delivered 17,833 miners to date, at an aggregate value of approximately $53.6 million, and we have paid aggregate advance payments of $101.8 million. The remaining balance of $48.2 million will be applied to the purchase of miners under the new fixed and floating price terms set forth in the Supplementary Agreement. Each batch of miners is paid in full prior to delivery.

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

We also entered into two agreements with Bitfury USA, a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of 240 units of BBACs. The delivery of the first 20 containers was received in the first quarter of 2022 and the remainder is expected to be delivered in 2022.

We are also party to several power and hosting arrangements. We expect to deliver to Luminant the remaining half of the Independent Collateral Amount under the Luminant Power Agreement before the end of November 2022.

On May 2, 2022, Alborz LLC, as borrower, entered into a facility and security agreement with BlockFi Lending LLC (“BlockFi”), as lender. Pursuant to this agreement, BlockFi agreed to provide a secured credit facility in the amount of up to approximately $46.9 million, which is available in up to three tranches, maturing on May 2, 2024 (the “BlockFi Facility”) to finance the purchase, installation and operation of Bitmain miners (“Mining Equipment”) at the Alborz Facility. The proceeds from the BlockFi Facility will be used by Alborz LLC to purchase Mining Equipment from us pursuant to that certain contribution agreement entered into between us and Alborz LLC on May 2, 2022 (the “Contribution Agreement”). Pursuant to the Contribution Agreement, Cipher Mining Technologies agreed to acknowledge and consent to the use of the Mining Equipment as well as any digital currency mined using the Mining Equipment as collateral in respect of the BlockFi Facility. Alborz LLC completed all of the three contemplated disbursements under the BlockFi Facility. The principal amount of the loan issued to Alborz LLC is approximately $26.8 million.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of depreciation of fixed assets, stock compensation expense and the non-cash change in fair value of derivative asset and (ii) non-GAAP net loss and non-GAAP diluted loss per share that exclude the impact of depreciation of fixed assets, the non-cash change in fair value of derivative asset, the change in fair value of the warrant liability and stock compensation expense. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors in comparing our performance across reporting periods on a consistent basis. Non-GAAP loss from operations excludes non-cash operational expenses that we believe are not reflective of our general business performance such as (i) depreciation of fixed assets, (ii) the non-cash change in fair value of our derivative asset and (iii) stock compensation expense, which could vary significantly in comparison to other companies.

Non-GAAP net loss and non-GAAP diluted loss per share exclude the impact of (i) depreciation of fixed assets, (ii) change in fair value of warrant liability, (iii) non-cash change in fair value of our derivative asset and (iv) stock compensation expense. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of (i) depreciation of fixed assets, (ii) non-cash change in fair value of our derivative asset and (iii) stock compensation expense, to its most directly comparable GAAP measure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended	Eight Months Ended
	2022	2021	September 30, 2022	September 30, 2021
Reconciliation of non-GAAP loss from operations:
Operating income (loss)	$59,233	$(2,283)	$12,353	$(2,943)
Depreciation	11	-	26	1
Change in fair value of derivative asset	(83,936)	-	(83,936)	-
Stock compensation expense	10,494	-	30,072	-
Non-GAAP loss from operations	$(14,198)	$(2,283)	$(41,485)	$(2,942)

The following are reconciliations of our non-GAAP net loss and non-GAAP basic and diluted net loss per share, in each case excluding the impact of (i) depreciation of fixed assets (ii) non-cash change in fair value of derivative asset, (iii) change in fair value of warrant liability and (iv) stock compensation expense, to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended	Eight Months Ended
	2022	2021	September 30, 2022	September 30, 2021
Reconciliation of non-GAAP net loss:
Net income (loss)	$59,292	$(2,421)	$12,574	$(3,082)
Non-cash adjustments to net income (loss):
Depreciation	11	-	26	1
Change in fair value of derivative asset	(83,936)	-	(83,936)	-
Change in fair value of warrant liability	4	(113)	115	(113)
Stock compensation expense	10,494	-	30,072	-
Total non-cash adjustments to net income (loss)	(73,427)	(113)	(53,723)	(112)
Non-GAAP net loss	$(14,135)	$(2,534)	$(41,149)	$(3,194)

Reconciliation of non-GAAP basic and diluted net loss per share:
Basic and diluted net income (loss) per share	$0.24	$(0.01)	$0.05	$(0.01)
Depreciation of fixed assets (per share)	-	-	-	-
Change in fair value of derivative asset (per share)	(0.34)	-	(0.34)	-
Change in fair value of warrant liability (per share)	-	-	-	-
Stock compensation expense (per share)	0.04	-	0.12	-
Non-GAAP basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.17)	$(0.01)

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

Cryptocurrencies

Cryptocurrencies, including Bitcoin, are included in current assets on the consolidated balance sheets. Cryptocurrencies received through our wholly-owned mining activities will be accounted for in connection with our revenue recognition policy. Cryptocurrencies awarded to us as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, Nonmonetary Transactions, and recorded at fair value upon receipt.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. We determine the fair value of our cryptocurrencies on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on the lowest intra-day market price of the cryptocurrency at the single Bitcoin level (one Bitcoin). The excess, if any, represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Cryptocurrencies awarded to us through our mining activities will be included as an adjustment to reconcile net income to cash used in operating activities in the consolidated statements of cash flows. The proceeds from sales of cryptocurrencies are included within operating activities in the consolidated statements of cash flows and any realized gains or losses from such sales are included in operating income (loss), net in the consolidated statements of operations. The receipt of cryptocurrency as distributions-in-kind from equity investees are included within investing activities in the consolidated statements of cash flows. We account for sales of cryptocurrencies in accordance with the first in first out method of accounting.

Investment in equity investee

We account for investments using the equity method of accounting if the investment provides us with the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the common stock of an investee (including a joint venture) shall be initially measured and recorded at cost.; however, an investor shall initially measure at fair value an investment in the common stock of an investee (including a joint venture) recognized upon the derecognition of a distinct nonfinancial asset at the time that control over the distinct nonfinancial asset is transferred to the equity investee, such as that which occurs upon the transfer of miners and mining equipment to a joint venture from us.

Our investment is subsequently adjusted to recognize our share of net income or losses as they occur. We also adjust our investment upon receipt of cryptocurrency from the equity investee, which is accounted for as a distribution-in-kind. Our share of investee earnings or losses is recorded, net of taxes, within equity in loss of equity investment in the consolidated statements of operations. Additionally, our interest in the net assets of our equity method investee is reflected in the consolidated balance sheets. If, upon the contribution of nonfinancial assets to a joint venture from us, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of an investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on our proportionate share of the investee’s net income or loss. If we are unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

We consider whether the fair value of our equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then we would record a write-down of our investment to the estimated fair value.

Leases

We account for leases in accordance with ASC 842, Leases (“ASC 842”). Accordingly, we determine whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for our use by the lessor. Our assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which we are reasonably certain of not exercising, as well as periods covered by renewal options which we are reasonably certain of exercising. We also determine lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, we generally use our incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. Our incremental borrowing rate reflects the rate we would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

For our operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception are insignificant. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

ASC 842 provides practical expedients for an entity’s ongoing accounting. We have elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of our lease components for balance sheet purposes.

Derivative Accounting

Luminant Power Agreement

On June 23, 2021, we entered into a power purchase agreement with Luminant, which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022 (the “February Amendment”) and August 26, 2022 (the “August Amendment”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years with a subsequent automatic annual renewal provision (as amended, the “Luminant Power Agreement”). We are expecting to receive interconnection approval from the Electric Reliability Council of Texas (“ERCOT”) this year, which will allow us to commence mining Bitcoin at the Odessa Facility. Starting from July 1, 2022, under the take or pay framework of the Luminant Power Agreement and pursuant to the ramp-up schedule agreed to between Luminant and us as part of the February Amendment and amended under the August Amendment, Luminant began sales of the scheduled energy in the ERCOT market.

Because ERCOT allows for net settlement, our management determined that, as of July 1, 2022, the Luminant Power Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Because we have the ability to sell our electricity in the ERCOT market rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, our management does not believe the normal purchases and normal sales scope exception applies to the Luminant Power Agreement. Accordingly, the Luminant Power Agreement (the non-hedging derivative contract) is recorded at an estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 3.

Depending on the spot market price of electricity, we may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for cryptocurrency at the Odessa Facility during peak times in order to most efficiently manage our operating costs. We, through Luminant, sold $1.7 million in electricity during the three months ended September 30, 2022. These power sales were recorded as part of the change in fair value of derivative asset in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2022. Once we begin cryptocurrency mining at the Odessa Facility, costs under the Luminant Power Agreement will be recorded in cost of revenues in our consolidated statements of operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K and as updated in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter 2022, which is incorporated herein by reference. Other than such updates and as noted below, there have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K.

We have ongoing discussions with Luminant related to the payments Luminant made to us under the Luminant Power Agreement

We and Luminant are in discussions with respect to payments Luminant made to us under the Luminant Power Agreement. Specifically, on October 26, 2022, we received a letter from Luminant, disputing: (i) the payments of $1.7 million that Luminant had made to us under the Luminant Power Agreement for the electricity sold in the ERCOT market during July 2022 and August 2022 and (ii) the payment of $5.1 million made to us by Luminant in September 2022 in consideration for the modification to the ramp up schedule pursuant to the August Amendment to the Luminant Power Agreement. We received and recorded $1.7 million as part of the change in fair value of derivative asset in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. We received and recorded $5.1 million as a reduction to the derivative asset on the condensed consolidated balance sheet during the three months ended September 30, 2022. We have not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

We wholly dispute the claims made by Luminant and have been engaged in discussions with Luminant in an attempt to reach a mutually agreeable solution and resolve disagreements between the parties regarding these payments and whether the commencement of Luminant’s obligations under the Luminant Power Agreement should be tied to ERCOT’s interconnection approval. At this time we do not know how or when this dispute will be resolved. On November 8, 2022, we also received a letter from Luminant requesting we deposit to Luminant the remaining half of the Independent Collateral Amount under the Luminant Power Agreement. We expect to deliver to Luminant the remaining half of the Independent Collateral Amount before the end of November 2022.

Our management may devote significant time and resources to resolve these discussions, which may detract from time our management would otherwise devote to managing our operations, and could have a material adverse effect on our business, including potentially affecting the next quarterly valuation of the Luminant Power Agreement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No.	Exhibit	Filing Date	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/2021
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/2021
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/2020
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/2020
10.1	Form of Cipher Mining Inc. Executive Officer Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Double Trigger) under Incentive Award Plan.	8-K	001-39625	10.1	9/15/2022
10.2	Third Amendment to the Power Purchase Agreement, dated August 26, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	8-K	001-39625	10.1	9/1/2022
10.3	At-The-Market Offering Agreement, dated September 21, 2022, between the Company and H.C. Wainwright & Co., LLC.	S-3	333-267537	1.2	9/21/2022
10.4	Supplementary Agreement of the Framework Agreement on Supply of Blockchain Servers, dated November 4, 2022.	8-K	001-39625	10.1	11/7/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

CIPHER MINING INC.

Date: November 14, 2022	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)