Form 10-K
period 2022-12-31
Cipher Mining Inc.
filed 2023-03-14
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing price of registrant's common stock as quoted on the Nasdaq Capital Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $56.7 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 7, 2023, the registrant had 248,626,631 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: San Francisco, CA

i

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This annual report on Form 10‑K (the “Annual Report”) contains forward‑looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report, other than statements of historical fact, including, without limitation, statements regarding our future results of operations and financial position, business strategy, timing and likelihood of success, potential expansion of bitcoin mining data centers, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward‑looking statements in this Annual Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report, and in our future reports filed with the Securities and Exchange Commission (the “SEC”). The forward‑looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward‑looking statements by these cautionary statements. These forward‑looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward‑looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

Our corporate website address is https://www.ciphermining.com (“Corporate Website”). The contents of, or information accessible through, our Corporate Website are not part of this Annual Report.

The Company maintains a dedicated investor website at https://investors.ciphermining.com/investors (“Investors’ Website”) which is similarly not part of this Annual Report. We make our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments to those reports, available free of charge on our Investors’ Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

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

Any reference to our Corporate Website or Investors’ Website addresses do not constitute incorporation by reference of the information contained on or available through those websites, and you should not consider such information to be a part of this Annual Report or any other filings we make with the SEC.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock (“Common Stock”). The principal risks and uncertainties affecting our business include the following:

•
The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.
•
We may face several risks due to disruptions in the crypto asset markets, including but not limited to, the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.
•
Our business and the markets in which we operate are new and rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
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
•
If we fail to grow our hashrate, we may be unable to compete, and our results of operations could suffer.
•
Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, increase taxes on the purchase of electricity used to mine bitcoin, or even fully or partially ban mining operations.
•
We have concentrated our operations in Texas and, thus, are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in this state.
•
Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, bitcoin.
•
We depend on third parties to provide us with certain critical equipment and may rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to periods of significant shortage and high innovation pace.
•
We may be affected by price fluctuations in the wholesale and retail power markets.
•
We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.
•
We are exposed to risks related to disruptions or other failures in the supply chain for bitcoin mining hardware and related data center hardware, and difficulties in obtaining new hardware.
•
Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.
•
Our automated processes with respect to curtailment may adversely affect our operations.

•
The properties in our mining network may experience damages, including damages that are not covered by insurance.
•
We have an ongoing dispute with Luminant in Texas state court related to certain payments Luminant made to us under the Luminant Power Agreement.
•
Our business is subject to the impact of global market, economic and political conditions that are beyond our control and that could significantly impact our business and make our financial results more volatile.
•
Any unfavorable global economic, business or political conditions, epidemics, pandemics or disease outbreaks or other public health conditions, such as the global COVID-19 pandemic, and the disruption caused by various countermeasures to reduce their spread, could adversely affect our business, prospects, financial condition, and operating results.
•
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
•
The value of bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in bitcoin and do not intend to for the foreseeable future, we are directly exposed to bitcoin’s price volatility and surrounding risks.
•
There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.
•
Regulatory changes or actions may restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations.
•
We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.

v

PART I

Item 1. Business.

Unless the context otherwise requires, references in this Annual Report to the “Company,” “Cipher,” “Cipher Mining,” “we,” “us” or “our” refers to Cipher Mining Inc. and its consolidated subsidiaries, unless otherwise indicated.

Business Overview

We are an emerging technology company that develops and operates industrial scale bitcoin mining data centers. Cipher Mining Inc., through itself and its consolidated subsidiaries, including Cipher Mining Technologies Inc. (“CMTI”), currently operates four bitcoin mining data centers in Texas. Bitcoin mining is our principal revenue generating business activity.

Our current intention is to continue to expand our bitcoin mining business by developing additional data centers, expanding capacity at our current data centers and entering into other arrangements, such as joint ventures or data center hosting agreements.

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of February 28, 2023, we operated approximately 58,500 miners, with an aggregate hashrate capacity of approximately 6.1 exahash per second (“EH/s”), deploying approximately 203 megawatts (“MW”) of electricity, of which we owned approximately 48,500 miners, with an aggregate hashrate capacity of approximately 5.2 EH/s, deploying approximately 172 MW of electricity. For further details on our joint ventures, see “—Business Agreements—Joint Ventures.”

Revenue Structure

Our revenue is primarily derived from mining bitcoin. Specifically, we purchase electrical power and use it to run miners that produce computing power. We contribute the computing power we produce to a mining pool verifying transactions on the Bitcoin blockchain in exchange for block rewards and transaction fees. In this way, we produce bitcoin. To the extent that we can produce bitcoin at a cost that is lower than the price of bitcoin, over the long term we expect to generate profits.

Block rewards are rewards paid in bitcoin that are programmed into the Bitcoin software and awarded to a miner, or a group of miners, for solving the cryptographic problem required to create a new block on the Bitcoin blockchain. Block rewards are fixed and the Bitcoin network is designed to reduce them periodically through halving. Most recently, in May 2020, the block reward was reduced from 12.5 to 6.25 bitcoin, and it is estimated that it will halve again, to 3.125 bitcoin in April 2024.

Bitcoin miners also collect transaction fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. Miners have historically accepted relatively low transaction fees, but transaction fees vary and it is difficult to predict what transaction fees will be in the future.

We hold or sell the bitcoin that we mine as part of our normal treasury management processes. We will, from time to time, sell some or all of the bitcoin that we have mined to generate US dollars for operating expenses, capital expenditures, or other general corporate purposes. We may conduct those bitcoin sales transactions through OTC providers or exchanges or through one or more custodians. We generally store the majority of our bitcoin in cold storage, unless we transfer it to a trading account to be sold. We currently use only one custodian to store our bitcoin, Coinbase Prime, but we intend to periodically re-evaluate this and, in the future, we may also decide to use additional or other custodians. See “Risk Factors—Risks Related to Our Business, Industry and Operations—There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof” and “Our lack of insurance protection exposes us and our shareholders to the risk of loss of our bitcoin for which no person is liable.”

We use a third-party mining pool, the Foundry USA Pool (“Foundry”), to mine bitcoin. This means that we send our computing power, or hashrate, to Foundry in exchange for a proportionate share of bitcoin mined by the pool. To date, we have not had to pay fees to use third-party mining pools, but that could change in the future. We have no immediate plans to establish our own mining pool. We intend to periodically re-evaluate this as part of our overall strategy going forward and, in the future, we may also decide to stop using mining pools.

We have a portfolio of electrical power that is designed to assist us in profitably mining bitcoin. We purchase a portion of the power in that portfolio at a fixed cost. To the extent that we do not use purchased electrical power to mine bitcoin, we seek to sell that electrical power back to the market. To the extent we can sell such surplus power at a price greater than our cost to purchase it, we expect to generate profits. Other parts of our electrical power portfolio do not have fixed costs, may be sourced from renewable sources, or may be purchased from the electrical grid applicable to the relevant data center. We may, from time to time, seek to hedge the cost of electrical power at data centers for which we do not have a fixed cost.

Bitcoin and Blockchain

Our business model centers on bitcoin mining.

Bitcoin is the oldest and most commonly used cryptocurrency today. As outlined by the seminal bitcoin whitepaper, Bitcoin: A Peer-to-Peer Electronic Cash System, bitcoin is a form of digital currency, or an “electronic payment system based on cryptographic proof instead of trust, allowing any two willing parties to transact directly with each other without the need for a trusted third party.” Bitcoin depends on a consensus-based network and a public ledger, known as a “blockchain,” which contains the record of every bitcoin transaction ever processed. Transactions listed on the Bitcoin blockchain are verified through a process called “mining.”

The miners we operate are highly specialized computer servers built to use application-specific integrated circuit (“ASIC”) chips that are designed specifically to mine bitcoin. These computer servers are referred to as “mining rigs,” “miners,” and “rigs.” With them we produce computing power, known as “hashrate,” with which we verify transactions on the Bitcoin blockchain. Bitcoin “mining” refers to the process of proposing and verifying transaction updates to the Bitcoin blockchain, which helps keep the Bitcoin network and its blockchain secure.

Data Centers

We operate four bitcoin mining data centers in Texas, including one wholly-owned data center and three partially-owned data centers that we acquired through investments in joint ventures.

Odessa Facility

Our largest data center is our Odessa data center (the “Odessa Facility”), which is our wholly-owned 207 MW facility located in Odessa, Texas. We began bitcoin mining operations on this site in November 2022 and continue to expand operations. As of February 28, 2023, the Odessa Facility is capable of producing approximately 4.2 EH/s. The Odessa Facility is an approximately 52 acre site, located next to a natural gas power production facility, at which we, as of February 28, 2023, operate approximately 39,000 miners. By the end of the first quarter 2023, we anticipate operating approximately 47,000 miners, capable of generating approximately 4.7 EH/s. At that point, of the entire 207 MW electrical power capacity at the Odessa Facility, we will have approximately 35 MW of electrical power capacity for which we could need to purchase approximately 10,800 additional miners, assuming MicroBT M50 mining rigs, to fully utilize the entire 207 MW under our power agreement to mine bitcoin. We anticipate having appropriate non-mining rig infrastructure to deploy new miners to use that additional electrical power capacity. We anticipate purchasing additional miners to fill out that capacity before the end of 2023. Once built out to the full 207MW of its electrical power capacity, we anticipate the Odessa Site will operate approximately 60,000 miners, capable of generating approximately 6.2 EH/s.

The power at our Odessa Facility is supplied by Luminant ET Services Company LLC (“Luminant”) under a power purchase agreement. The miners we operate at the Odessa Facility are a combination of Antminer S19j Pro (“S19j Pro”) miners that we purchased from Bitmain Technologies Limited (“Bitmain”) and MicroBT M30S++, M30S+, and M30S miners that we purchased from SuperAcme Technology (Hong Kong) Limited (“SuperAcme”). Until we have miners at the Odessa Facility capable of consuming the entire 207MW of electrical power capacity, we plan either to sell the excess power that we don't consume for bitcoin mining and operating the data center into the ERCOT market, or we may request Luminant not to deliver this power, pursuant to the variable take-or-pay provision of our power purchase agreement. For further details on our power purchase agreement with Luminant, see “—Business Agreements—Power and Hosting Agreements—Luminant.”

Alborz Facility

Our Alborz data center (the “Alborz Facility”) is located near Happy, Texas and is partially-owned through a joint venture with WindHQ LLC (“WindHQ”). We have a 49% membership interest in Alborz LLC, which owns the Alborz Facility.

We began mining bitcoin at the Alborz Facility in February 2022. In August 2022, we installed the last mining rigs to be delivered to the Alborz Facility. Alborz is currently a 40 MW facility that is not currently connected to the electrical grid. It is powered solely by Falvez Energy’s Astra Wind Project (the “Astra Wind Farm”), owned by an affiliate of WindHQ, next to which it is collocated. The Alborz Facility’s capacity is approximately 1.3 EH/s, of which we own approximately 0.64 EH/s under the WindHQ Joint Venture Agreement.

The Alborz Facility has approximately 13,000 S19j Pro miners that in aggregate are capable of hashing at a rate of up to 1.3 EH/s. Because the sole source of electricity for the Alborz Facility is the nearby wind farm, operating the Alborz miners involves frequent adjustments to the hashing power because of changes in the wind. When there is not sufficient wind to generate enough electrical power for our miners, we curtail our mining activity. For certain related risks, see “Risk Factors—Risks Related to Our Business, Industry and Operations—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.” We have developed, and continue to refine, proprietary technology to increase the efficiency of our mining activity and associated curtailment due to wind conditions at the Alborz Facility.

We may, with our joint venture partner, Wind HQ, seek to connect the Alborz Facility to the local electrical grid, if we are able to secure applicable regulatory approvals on favorable economic terms. There is no assurance that we will be able to secure such approval on acceptable terms, in a timely manner or at all. If we are able to do so, then our dependence on the wind power supplied by the Astra Wind Farm will be lower and, to the extent that we can supplement electrical power from the local grid at favorable cost, we anticipate being able to increasingly avoid curtailment time and increase the time spent mining bitcoin at the Alborz Facility. We may have the opportunity to expand the capacity of the Alborz Facility up to 165 MW, subject to applicable regulatory approvals. See “Risk Factors—Risks Related to Our Business, Industry and Operations—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.”

Bear Facility

Our Bear data center (the “Bear Facility”) is located near Andrews, Texas and is also partially-owned through a joint venture with WindHQ. We have a 49% membership in Bear LLC, which owns the Bear Facility. The Bear Facility is a 10 MW data center that is connected to the local electrical grid. It was completed in October 2022 and has approximately 3,250 S19j Pro miners, capable of hashing at a rate of up to approximately 0.3 EH/s. We have developed, and continue to refine, proprietary technology to increase the efficiency of our mining activity and associated curtailment due to changes in local electrical power prices at the Bear Facility. Our goal is to maximize the time our miners are mining bitcoin at favorable prices and, in contrast, to avoid consuming electrical power when the cost of that power is significantly higher than our anticipated bitcoin mining revenues.

The Bear Facility has expansion potential up to 135 MW, subject to applicable regulatory approvals.

Chief Facility

Our Chief data center (the “Chief Facility”) is also located near Andrews, Texas and is also partially-owned through a joint venture with WindHQ. We have a 49% membership interest in Chief LLC, which owns the Chief Facility. The Chief Facility is a 10 MW data center that is connected to the local electrical grid. It was completed in October 2022 and has approximately 3,250 S19j Pro miners, capable of hashing at a rate of up to approximately 0.3 EH/s. Similar to the Bear Facility, we have developed, and continue to refine, proprietary technology to increase the efficiency of our mining activity and associated curtailment due to changes in local electrical power prices at the

Chief Facility. Our goal is to maximize the time our miners are mining bitcoin at favorable prices and, in contrast, to avoid consuming electrical power when the cost of that power is significantly higher than our anticipated bitcoin mining revenues.

The Chief Facility has expansion potential up to 135 MW, subject to applicable regulatory approvals.

Business Agreements

Joint Ventures

On June 10, 2021, we and WindHQ signed a framework agreement for a joint venture for the construction, buildout, deployment and operation of one or more data centers in the United States (the “WindHQ Joint Venture Agreement”). We currently operate three data centers (the Alborz Facility, the Bear Facility, and the Chief Facility) that were built under the WindHQ Joint Venture Agreement, each of which is owned by a separate limited liability company in which WindHQ owns 51% of the membership interests and we own 49% of the membership interests.

WindHQ provides the power to the Alborz Facility, and certain construction and operations support. At the Bear Facility and the Chief Facility, Bear LLC and Chief LLC, respectively, purchase electrical power from a retailer at market prices. We manage each data center to mine bitcoin when the cost of electrical power in the relevant market is such that we think we can mine bitcoin profitably. In contrast, when the cost of electrical power is higher than we think makes it possible for us to profitably mine bitcoin, we curtail our mining operations at the data center. The Bear Facility and the Chief Facility do not currently have fixed price power purchase agreements. Depending on market conditions, we may enter into such agreements, but only if we are able to do so on favorable terms, which we cannot guarantee.

We procured the miners for the data centers and provide certain development and operations support. Under the WindHQ Joint Venture Agreement, WindHQ is required to use commercially reasonable efforts to procure energy for possible additional data centers (“Future Data Centers”) at the most favorable pricing then available. Similarly, we are required to use commercially reasonable efforts to procure the applicable equipment needed for Future Data Centers at the most favorable pricing then available. In the absence of any material breaches by either party, the WindHQ Joint Venture Agreement may only be terminated by mutual written consent of both parties.

Power and Hosting Agreements

We have entered into several power and hosting arrangements which, together, cover our data centers. Pursuant to these agreements, we have access, until at least 2027, to an average cost of electricity of approximately 2.7 c/kWh.

Luminant

On June 23, 2021, we and Luminant entered into a power purchase agreement for the supply of electric power to our Odessa Facility, which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022 and August 26, 2022 (as amended, the “Luminant Power Agreement”). The Luminant Power Agreement provides for a take or pay arrangement, whereby, Luminant will supply, and we are obligated to accept and pay for, a total electrical power capacity equal to at least 66.7% of the full 207 MW capacity each year at a predetermined MWh rate. The agreement also provides for certain curtailment events pursuant to which Luminant has a right to curtail the electrical power delivered in each contractual year.

Subject to certain early termination exceptions, the agreement provides for a subsequent automatic annual renewal, unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of then current term. For further details, see “Risk Factors—Risks Related to Our Business, Industry and Operations—We have an ongoing dispute with Luminant in Texas state court related to certain payments Luminant made to us under the Luminant Power Agreement.”

Standard Power

On February 3, 2021, we entered into a bitcoin mining hosting agreement (as amended and restated, the “Standard Power Hosting Agreement”) with 500 N 4th Street LLC, doing business as Standard Power (“Standard

Power”). Under the Standard Power Hosting Agreement, Standard Power agreed to provide hosting services, including the electric power infrastructure and containers necessary to operate miners with a specified energy utilization capacity, for miners we agreed to deliver to certain of Standard Power’s Ohio facilities upon the satisfaction of certain construction and regulatory conditions. Those conditions were not satisfied and, as a result, the parties terminated the Standard Power Hosting Agreement on February 2, 2023. No consideration was exchanged between the parties related to the termination.

Miner Purchases

The substantial majority of our capital expenditures to date have been devoted to the development and construction of our bitcoin mining data centers and the acquisition of mining hardware. We have purchased miners from Bitmain and SuperAcme.

Under our agreement of August 2021 with Bitmain, we purchased a total of 27,000 S19j Pro miners (100 TH/s), at an average price of $49.66 per terahash. As of the date of this filing, we have received all 27,000 of those miners at our data centers in Texas and we have no further payment obligations under that agreement.

In November and December 2022, we agreed to purchase an additional 5,000 and 2,200 S19j Pro miners, respectively, from Bitmain for delivery in February and March 2023, respectively. For these miners, we paid an average price of $19.79 per terahash, but we only had to pay an additional $1,720,000 because we covered the majority of the purchase price by using accumulated Bitmain coupons from previous orders. We have no further payments due in respect of those orders. As of the date of this filing, approximately 4,600 of those miners have been delivered to us in Texas, and we expect the remainder to be delivered by the end of April 2023.

Under our framework agreement of September 2021 with SuperAcme, which was amended and restated by the Amended and Restated Framework Agreement on Supply of Blockchain Servers (the “Amended and Restated Framework Agreement”), dated as of May 6, 2022, we agreed to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners. In November 2022 we entered into a supplementary agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement”) with SuperAcme, which amended and supplemented the Amended and Restated Framework Agreement by changing the previously agreed fixed and floating price terms for miners that had yet to be delivered. As of the date of the Supplementary Agreement, SuperAcme had delivered 17,833 miners to us in Texas, with an aggregate cost of approximately $51.1 million, and the Company had paid a total of $101.8 million to SuperAcme. We applied the remaining balance of $50.7 million to purchase miners at the new fixed and floating price terms set forth in the Supplementary Agreement, and SuperAcme delivered 17,286 additional miners to us in Texas. Of the miners we have purchased, SuperAcme has delivered 34,927 miners, and we expect the remainder to be delivered by the end of April 2023. In total, we have purchased 35,119 MicroBT miners from SuperAcme, at an average price of $28.64 per terahash.

Master Services and Supply Agreement

On August 26, 2021, Bitfury Top HoldCo B.V. (“Bitfury Top HoldCo”) and Cipher entered into a Master Services and Supply Agreement (the “Master Services and Supply Agreement”). The initial term of the agreement is 84 months, with automatic 12-month renewals thereafter (unless either party provides sufficient notice of non-renewal). Pursuant to this agreement, Cipher can request and Bitfury Top HoldCo is required to use commercially reasonable efforts to provide, or procure the provision of, certain equipment and services, such as construction, engineering and operations, in each case as may be required to launch and maintain Cipher’s bitcoin mining data centers in the United States.

Additionally, the Master Services and Supply Agreement provides that, subject to certain de minimis thresholds, Bitfury Top HoldCo agrees not to compete with Cipher in the bitcoin mining business in the United States.

The Master Services and Supply Agreement is not exclusive to Bitfury Top HoldCo or any of its affiliates, and Cipher may retain any other parties to manufacture and deliver any equipment or perform any of the services it requires.

As of March 7, 2023, Bitfury Top HoldCo (together with Bitfury Holding B.V. (“Bitfury Holding”), an affiliate of Bitfury Top HoldCo) beneficially owned approximately 81.2% of our common stock with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo is our controlling shareholder. The Master Services and Supply Agreement and any potential agreements thereunder constitute related-party transactions. For further details, see Note 11 to the consolidated financial statements included elsewhere in the Annual Report, “Risk Factors—Risks Related to our Common Stock and Warrants—Bitfury Top HoldCo is our controlling shareholder and, as such, may be able to control our strategic direction and exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation” and “—We are a “controlled company” within the meaning of Nasdaq listing rules and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.”

For further details on these and other agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commitments.”

Our Strengths

We believe we have strengths that give us a competitive advantage in the bitcoin mining business, including the following.

Scale potential to become a leading bitcoin mining operation

We believe that scale can be a key factor in driving cost and margin improvements in the bitcoin mining business, as well as providing a degree of protection against the price volatility associated with bitcoin. As of February 28, 2023, we have deployed approximately 203 MW of electrical capacity across our four data centers, with a corresponding hashrate of approximately 6.1 EH/s, of which we owned approximately 5.2 EH/s. As further discussed in “—Our Strategy”, we plan to deploy an additional approximately 60 MW for a total of approximately 327 MW of electrical capacity by the end of 2023, and a corresponding hashrate of approximately 10.2 EH/s, of which we expect to own approximately 8.2 EH/s, with the remainder being owned by WindHQ, our JV partner.

For the second half of 2023, we plan to expand deployment of electrical capacity at our existing data centers and potentially also at new, yet to be secured, sites. We plan to use cash flows that we expect to generate from our operations and potentially additional sources of financing, or joint venture or other arrangements, to fund the required capital expenditures associated with any potential expansion.

Furthermore, we expect that our focus on U.S. operations will further support our potential. We believe that the United States currently provides a strong geographic platform for developing a bitcoin mining business, because of its transparent and relatively stable regulatory environment, including access to capital markets and the general contractual protections afforded by the U.S. legal system. As further discussed in “—Our Strategy”, we believe that this stability and transparency of the regulatory environment will allow us to establish and maintain strong bitcoin mining operations.

Cost leadership with reliable electricity supply and resilient business model with downside protection against drops in bitcoin prices

Our current portfolio of power for our data centers has an average cost that we believe to be among the lowest in the industry. For further details on those arrangements, see “Business—Business Agreements—Power and Hosting Arrangements.” We have access, until at least 2027, to competitive electricity costs, with an average cost of electricity of approximately 2.7 c/kWh. We believe that we operate one of the most efficient mining rig fleets in the global market by using leading technology and mining equipment to maximize computing power output per MW while attempting to minimize downtime and repair costs. Additionally, our strategy involves curtailing our mining operations, meaning we turn the miners on and off, for a variety of contractual, economic, weather related, business or other reasons. For further details, see “Risk Factors—Risks Related to Our Business, Industry and Operations—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.”

The overall hashrate of the Bitcoin network is generally correlated with bitcoin price, and any significant fall in bitcoin price may force high-cost miners to cease their mining activities, which would typically result in a decrease of the network power. Because the number of blocks available to be mined is set by Bitcoin protocol irrespective of the network’s hashrate or bitcoin prices, in periods of low bitcoin prices, low-cost producers may have the opportunity to take the market share of less-efficient participants.

We believe that our controlled power costs, use of leading technology, and reliable operations and maintenance services will provide our mining operations with resilience against drops in bitcoin prices.

Key management’s track record with relevant expertise and capabilities

We have an experienced executive management team with many years of relevant experience and significant industry and technical knowledge. The executive management team has recruited talented employees with experience and expertise in finance, data science, data center construction and operation, power procurement, logistics, and computer science fields. Many of our employees have significant management experience, which complements our business model and talent management philosophy that favors a lean head count structure and the use of third-party vendors and contractors, as well as technology, to reduce fixed costs. We hope to leverage the talents and efforts of the entire team in developing and operating our bitcoin mining data centers and in sourcing new opportunities for the Company.

Strategic adjacencies with potential long-term opportunities

We believe we are strategically well positioned to develop our bitcoin mining business, and also to enhance it through other long-term opportunities in the Bitcoin ecosystem. Those opportunities could include, for example, potential partnerships with larger companies in energy, technology and financial services, as well as offering operational and data science services associated with bitcoin mining.

Our Strategy

Our strategy is to expand and strengthen the Bitcoin network’s critical infrastructure by developing and operating data centers at which we continue to expand the hashrate we contribute to the Bitcoin network. Key elements of this strategy include the following.

Focus on building our operations in the United States

We believe that the North American market, and specifically the United States, represents a particularly attractive geographic region for bitcoin mining. Two key drivers for this are the attractive market dynamics and its stable regulatory environment. We believe that the strong bitcoin mining dynamics in the United States are particularly driven by low-cost energy and reliable power infrastructure, investor interest in bitcoin mining and access to capital markets, access to data center construction and operations talent markets, and potential opportunities to partner with energy industry participants on projects involving renewable energy sources. On the regulatory side, while crypto asset regulation in the United States, as in the rest of the world, is still in development (see “Business—Government Regulation”), we believe that the regulatory framework for bitcoin in the United States is sufficiently well established and accepted. Furthermore, we believe that the U.S. digital asset ecosystem is more tightly regulated and may attract more compliance-oriented investors, which is expected to contribute to the overall stability of the ecosystem.

As part of our operations, we use third-party mining pools and custodians that are based in the United States. So far, we have not incurred any pooling charges for the use of the third-party mining pools, but that could change in the future. We have no immediate plans to establish our own mining pool. We intend to periodically re-evaluate this as part of our overall strategy going forward and, in the future, we may also decide to stop using mining pools.

We generally store the majority of our bitcoin in cold storage, unless we transfer it to a trading account to be sold. We currently use only one custodian to store our bitcoin, Coinbase Prime, but we intend to periodically re-evaluate this and, in the future, we may also decide to use additional or other custodians. As part of our regular treasury management, we consider market conditions and our financial obligations to determine if any portion of newly mined or stored bitcoin should be transferred to the hot wallet for liquidation. See “Risk Factors—Risks

Related to Our Business, Industry and Operations—There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof” and “Our lack of insurance protection exposes us and our shareholders to the risk of loss of our bitcoin for which no person is liable.”

Establish our cost leadership and maintain strong relationships with our industry partners

We seek to structure relationships with our equipment and service providers, power suppliers and other potential partners as long-term relationships. We believe this approach will help us expand our operations in a cost-effective manner that will contribute to the operational stability of our bitcoin mining business.

Retain flexibility in considering strategically adjacent opportunities complimentary to our business model

As the Bitcoin ecosystem develops and our business, including our bitcoin inventory, grows, we aim to retain flexibility in considering and engaging in various strategic initiatives that may be complimentary to our bitcoin mining operations. For example, we could consider initiatives such as: (i) lending out bitcoin as an additional line of revenue; (ii) engaging into strategic acquisitions or joint ventures; (iii) leveraging our expected bitcoin holdings to enter into strategic partnerships in the fintech space; (iv) engaging in asset management products; and (v) providing operational support or mining-as-a-service products, which may involve working with infrastructure investors on managed bitcoin mining deployments and other potential projects.

Competition

Bitcoin is mined all over the world by a variety of miners, including individuals, public and private companies, and mining pools. Our four existing sites are located in Texas, where we may face significant and increasing competition, because Texas, through its regulatory and economic incentives, has encouraged bitcoin mining companies, like ours, to locate their operations in the state. For further details, see “Risk Factors—Risks Related to Our Business, Industry and Operations—Delays or disruptions in the operation of our Texas sites could also materially and adversely affect our business, results of operations and financial condition.” There is also a possibility that, in the future, foreign governments may decide to subsidize or in some other way support certain large-scale cryptocurrency mining projects. See “Risk Factors—Risks Related to Regulatory Framework—Regulatory actions in one or more countries could severely affect the right to acquire, own, hold, sell or use certain cryptocurrencies or to exchange them for fiat currency.”

Thus, we compete against many companies and entities operating both within the United States and abroad. Equally important, as bitcoin price increases, additional miners may be drawn into the market. The corollary would mean that as bitcoin price decreases, miners that are less cost-efficient may be driven out of the market.

Government Regulation

We operate in a complex and rapidly evolving regulatory environment and we are subject to a wide range of laws and regulations enacted by U.S. federal, state and local governments, governmental agencies and regulatory authorities, including the SEC, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, as well as similar entities in other countries. Other regulatory bodies, governmental or semi-governmental, have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency businesses.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws and further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have been proposed in the U.S. Congress related to our business, which may be adopted and have an impact on us. Additionally, governmental agencies and regulatory authorities, such as the SEC, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, may also enact regulations related to our business, which may have an impact on us. For example, the U.S. Department of the Treasury is expected to announce regulations pursuant to the Infrastructure Investment and Jobs Act passed in November 2021, which requires digital-asset brokers to turn over information on their clients’ transactions to the U.S. Internal Revenue

Service. For example, if the Treasury Department were to classify bitcoin miners as brokers for purposes of these rules, or impose an excise tax on electricity usage by digital asset miners, as described in General Explanations of the Administration’s Fiscal Year 2024 Revenue Proposals released by the Department of the Treasury on March 9, 2023, those actions would have an adverse impact on our business. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors—Risks Related to Regulatory Framework.”

Furthermore, because we may strategically expand our operations into new areas, see “Business—Our Strategy— Retain flexibility in considering strategically adjacent opportunities complimentary to our business model,” we may become subject to additional regulatory requirements.

Intellectual Property

We use specific hardware and software for our cryptocurrency mining operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our bitcoin mining operations. We rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and license the use of intellectual property rights owned and controlled by others. In addition, we have developed and continue to refine certain proprietary software applications to enhance the efficiency of our bitcoin mining operations and may continue to develop those applications or others in the future.

Human Capital Management

As of the date of this filing, we have 26 full-time employees and officers. We believe our employee relations to be good. We aim to attract and retain talented and dedicated employees who contribute to the operation of our business model. As such, we have recruited employees with experience and expertise in the following areas: finance, data science, data center construction and operation, computer science, power procurement, and logistics. Currently, each of our employees is also an owner of the Company through equity awards under the Incentive Award Plan. We aim to instill an “ownership culture” in all areas of our business model, and our compensation and benefits philosophies are designed to retain our employees and recruit new employees as necessary.

Seasonality

Our annual and quarterly operating results have the potential to be significantly affected by seasonality related to weather and the related energy commodity price volatility. The price of electric power typically peaks during the winter and summer months, and more generally during extreme weather events, which can potentially impact the Company’s results. Additionally, extreme weather conditions may impact the efficiency and uptime of our mining operations which will have an impact on operating results.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock or public warrants could decline and you could lose part or all of your investment.

Unless the context otherwise requires, references in this Annual Report to the “Company,” “Cipher,” “Cipher Mining,” “we,” “us” or “our” refers to Cipher Mining Inc. and its consolidated subsidiaries, unless otherwise indicated.

Risks Related to Our Business, Industry and Operations

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets, including bitcoin, based upon a computer-generated mathematical or cryptographic protocol. Large-scale acceptance of bitcoin as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably.

Recent events in the industry, such as filing for and seeking protection of Chapter 11 proceedings by major market participants, may have significant impact on further development and acceptance of digital asset networks and digital assets as they exposed how unpredictable and turbulent the digital assets industry can be. Specifically, the Chapter 11 Bankruptcy filings of digital asset exchanges FTX Trading Ltd., et al. (“FTX”) (including its affiliated hedge fund, Alameda Research LLC) was unexpected and significantly reduced confidence in the digital assets industry as it was one of the largest and considered among safest digital asset trading platforms. Furthermore, it also revealed potential systemic risks and industry contagion as a significant number of other major market participants were affected by FTX’s Chapter 11 filing – namely, among others, BlockFi Inc., et al. (“BlockFi”), as one of the largest digital assets lending companies. At this time, we believe that there are no significant exposures of our business to any of the industry participants who filed for Chapter 11 bankruptcy; however, such failure of key institutions in the cryptocurrency asset industry highlights the risk of systemic interconnectedness between major market participants and the effect it could have on the industry as a whole.

The closure and temporary shutdown of major digital asset exchanges and trading platforms, such as FTX, due to fraud or business failure, has disrupted investor confidence in cryptocurrencies and led to a rapid escalation of oversight of the digital asset industry. Thus, the failures of key market participants and systemic contagion risk is expected to, as a consequence, invite stricter regulatory scrutiny. All this could have a negative impact on further development and acceptance of digital asset networks and digital assets, including bitcoin. See “—Risks Related to Regulatory Framework— Regulatory changes or actions may restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations.”

Other factors that could affect further development and acceptance of digital asset networks and other digital assets include, but are not limited to:

•
worldwide growth in the adoption and use of bitcoin as a medium to exchange;
•
governmental and quasi-governmental regulation of bitcoin and its use, or restrictions on or regulation of access to and operation of the Bitcoin network or similar cryptocurrency systems;
•
changes in consumer demographics and public tastes and preferences;

•
the maintenance and development of the open-source software protocol of the Bitcoin network;
•
the increased consolidation of contributors to the Bitcoin blockchain through bitcoin mining pools;
•
the availability and popularity of other cryptocurrencies and other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;
•
general economic conditions and the regulatory environment relating to cryptocurrencies;
•
environmental or tax restrictions, excise taxes or other additional costs on the use of electricity to mine bitcoin;
•
an increase in bitcoin transaction costs and any related reduction in the use of and demand for bitcoin; and
•
negative consumer sentiment and perception of bitcoin specifically or cryptocurrencies generally.

We may face several risks due to disruptions in the crypto asset markets, including but not limited to, the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

In the second half of 2022 and beginning of 2023, some of the well-known crypto asset market participants, including digital asset lenders Celsius Network LLC, et al. (“Celsius”), Voyager Digital Ltd., et al. (“Voyager”), Three Arrows Capital (“Three Arrows”) and Genesis Global Holdco, LLC, et al. (“Genesis”) declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies, nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, the failure or insolvency of large exchanges like FTX may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. Such market volatility and decrease in bitcoin price have had a material and adverse effect on our results of operations and financial condition and we expect our results of operations to continue to be affected by the bitcoin price as the results of our operations are significantly tied to the price of bitcoin. If we do not continue adjusting our short-term strategy to optimize our operating efficiency in the current dynamic market conditions, such market conditions could have a further negative result on our business, prospects or operations.

Our business and the markets in which we operate are new and rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our business and the markets in which we operate are new and rapidly evolving, which makes it difficult to evaluate and assess our future prospects and the risks and challenges that we may encounter. These risks and challenges include, among others, our ability to:

•
operate our bitcoin data centers in a cost-effective manner;

•
maintain or establish new commercial and supply partnerships, including our power and hosting arrangements as well as our arrangements for the supply of mining equipment and other data center construction items;
•
react to challenges from existing and new competitors;
•
comply with existing and new laws and regulations applicable to our business and in our industry; and
•
anticipate and respond to macroeconomic changes, and industry benchmarks and changes in the markets in which we operate.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, and is likely to cause continued and significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for some of our mining equipment components. Our operations are particularly vulnerable to potential interruptions in the supply of certain critical materials and metals, such as neon gas and palladium, which are used in semiconductor manufacturing. Any interruption to semiconductor chip supply could significantly impact our ability to receive the mining equipment and timely roll-out of our operations. Furthermore, any potential increase in geopolitical tensions in Asia, particularly in the Taiwan Strait, could also significantly disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. The world’s largest semiconductor chip manufacturer is located in Taiwan and a large part of equipment and materials for our cryptocurrency miners, including ASIC chips, is manufactured in Taiwan. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our company. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

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

Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

If we fail to grow our hashrate, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hashrate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hashrate. As demand for bitcoin has increased, the global network hashrate has increased, and to the extent more adoption of bitcoin occurs, we would expect the demand for bitcoin would increase, drawing more mining companies into the industry and further increasing the global network hashrate. As new and more powerful miners are deployed, the global network hashrate will continue to increase, meaning a miner’s percentage of the total daily rewards will decline unless it deploys additional hashrate at pace with the growth of global hashrate. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hashrate to keep up with a growing global network hashrate.

Furthermore, predicting the growth in network hashrate is extremely difficult. Generally, we would expect hashrate increases to be correlated with increases in bitcoin price, but that has not always been the case, including during recent periods of time during 2022. To the extent that hashrate increases but the price of bitcoin does not, the results of our bitcoin mining operations will suffer.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, increase taxes on the purchase of electricity used to mine bitcoin, or even fully or partially ban mining operations.

Mining bitcoin requires large amounts of electrical power, and electricity costs account for a significant portion of our overall costs. The availability and cost of electricity restrict the geographic locations of our mining activities. Any shortage of electricity supply or increase in electricity costs in any location where we operate may negatively impact the viability and the expected economic return for bitcoin mining activities in that location.

Further, our business model can only be successful and our mining operations can only be profitable if the costs, including electrical power costs, associated with bitcoin mining are lower than the price of bitcoin itself. As a result, our mining operations can only be successful if we can obtain sufficient electrical power for that site on a cost-effective basis, and our establishment of new mining data centers requires us to find sites where that is the case. Even if our electrical power costs do not increase, significant fluctuations in, and any prolonged periods of, low bitcoin prices may also cause our electrical supply to no longer be cost-effective.

Furthermore, government scrutiny related to restrictions on cryptocurrency mining facilities and their energy consumption has increased over the past few years as cryptocurrency mining has become more widespread. The consumption of electricity by mining operators may also have a negative environmental impact, including contribution to climate change, which could set the public opinion against allowing the use of electricity for bitcoin mining activities or create a negative consumer sentiment and perception of bitcoin. State and federal regulators are increasingly focused on the energy and environmental impact of bitcoin mining activities. In March 2022, the Electricity Reliability Council of Texas (“ERCOT”), the organization that operates Texas’ electrical grid, started requiring large scale digital asset miners to apply for permission to connect to Texas’ power grid, and in April 2022, set up a taskforce committee to review the participation of large flexible loads, including bitcoin data centers, in the ERCOT market. The taskforce has been tasked to develop policy recommendations for consideration by ERCOT relating to network planning, markets, operations, and large load interconnection processes for large flexible loads in the ERCOT network. We experienced delays in the energization of our Odessa Facility due to ERCOT’s new process, and may face additional obligations in the future. Separately, in November 2022, the state of New York placed a two-year moratorium on “proof-of-work” cryptocurrency mining, which includes bitcoin mining, citing environmental concerns over the energy-intensive mining process. At the federal level, legislation has been proposed by various Senators that would require certain agencies to analyze and report on topics around energy consumption in the digital asset industry, including the type and amount of energy used for cryptocurrency mining and the effects of digital asset mining on energy prices and baseload power levels. There have been calls by various members of Congress on the Environmental Protection Agency (“EPA”) and Department of Energy to establish rules that would require digital asset miners to report their energy usage and emissions. Additionally, in March 2022, President Biden signed an Executive Order calling on, among other things, various agencies and departments, including the EPA, to report on the connections between distributed ledger technology and energy transitions, and the impact of such technology on climate change. Also, on March 9, 2023, the Department of the Treasury published General Explanations of the Administration’s Fiscal Year 2024 Revenue Proposals, in which it proposed imposing a 30% excise tax on electricity usage by digital asset miners. Any of the foregoing could reduce the availability, or increase the cost, including through taxation, of, electricity in the geographic locations in which our operating facilities are located, or could otherwise adversely impact our business. If we are forced to reduce our operations due to the availability or cost of electrical power, or restrictions on bitcoin mining activities, this will have an adverse effect on our business, prospects, financial condition and operating results.

Government regulators in other countries may also ban or substantially limit their local cryptocurrency mining activities, which could have a material effect on our supply chains for mining equipment or services and the price of bitcoin. For example, on September 24, 2021, the Chinese government declared that all digital currency-related business activities are illegal, effectively banning mining and trading in cryptocurrencies, such as bitcoin. We believe that this development increases our domestic competition as many of those cryptocurrency miners or new entrants in this market are moving, or consider moving, their cryptocurrency mining operations or establishing new operations in the United States. For further details on our competition, see “—We operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.”

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

We operate in a highly competitive industry and we compete against companies that operate in less regulated environments as well as companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.

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

The recent developments in the digital assets industry, including several high-profile bankruptcies and escalation of regulatory oversight, could potentially lead to increase in the M&A activity in the industry among our competition and increasing consolidation. This could significantly alter the competitive landscape in which we operate and lead to increasing competition in cryptocurrency mining as well as access to capital and other opportunities. For further details on the risks related to our industry development, see “—Risks Related to Our Business, Industry and Operations—The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.” and “Risks Related to Cryptocurrency—We may temporarily store our bitcoin on digital asset trading platforms which could subject our bitcoin to the risk of loss or access, especially in light of recent developments and failures of major market participants.”

Additionally, regulatory actions, as well as any other political developments in the regions with active cryptocurrency trading or mining, may increase our domestic competition as some of those cryptocurrency miners or new entrants in this market may move their cryptocurrency mining operations or establishing new operations in the United States. See “Risks Related to Regulatory Framework—Regulatory changes or actions may restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations” and “—The impact of geopolitical and economic events on the supply and demand for cryptocurrencies is uncertain.” We may not be able to compete successfully against present or future competitors. We may not have the resources to compete with larger competitors and, consequently, may experience great difficulties in expanding and improving our operations to remain competitive. For details on our current competitive landscape, see “Business—Competition.”

Competition from existing and future competitors could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business model. Furthermore, we anticipate encountering new competition if we expand our operations to new locations geographically and into wider applications of blockchain, cryptocurrency mining and data center operations. If we are unable to expand and remain competitive, or maintain our relative share of the Bitcoin network total hashrate, our business, prospects, financial condition and operating results could be adversely affected.

We have concentrated our operations in Texas and, thus, are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in this state.

We currently operate all of our data centers in Texas and, consequently, are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in this state. See “—We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.” Texas, through its regulatory and economic incentives, has encouraged bitcoin mining companies, like ours, to locate their operations in the state. As such, we may face increased competition in Texas for suitable bitcoin mining data center sites and skilled workers. If we experience delays in construction or operation of data centers, supply chain disruptions (such as the global microchip and semiconductor shortage, or the COVID-related supply chain issues of recent years), increased costs of component parts or raw materials, increased costs or lack of skilled labor, or disputes with our third party contractors or service providers, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Additionally, if the regulatory and economic environment in Texas were to become less favorable to bitcoin mining companies, including by way of increased taxes, our heavy concentration of sites in Texas means our business, financial condition and results of operations could be adversely affected.

Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, bitcoin.

Our sources of revenue are dependent on bitcoin and the Bitcoin ecosystem. Due to the highly volatile nature of the cryptocurrency markets and the prices of cryptocurrency assets, and bitcoin specifically, our operating results may fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader cryptocurrency ecosystem and in the Bitcoin ecosystem. Bitcoin prices depend on numerous market factors beyond our control and, accordingly, some underlying bitcoin price assumptions relied on by us may materially change and actual bitcoin prices may differ materially from those expected. For instance, the introduction of cryptocurrencies backed by central banks, known as “CBDCs,” could significantly reduce the demand for bitcoin. In particular, our operating results may fluctuate as a result of a variety of factors, many of which are unpredictable and, in certain instances, outside of our control, including:

•
market conditions across the broader blockchain ecosystem;
•
investment and trading activities of highly active retail and institutional investors, cryptocurrency users, speculators and miners;
•
financial strength of market participants;
•
developments and innovations in bitcoin mining equipment, including ASIC chip designs;
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

As a result of these factors, it may be difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In view of the rapidly evolving nature of our business and the Bitcoin ecosystem, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates, and our operating results in one or more future quarters may fall below the expectations of securities analysts and investors.

We depend on third parties to provide us with certain critical equipment and rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to periods of significant shortage and high innovation pace.

We depend on third parties to provide us with ASIC chips and other critical components for our mining equipment and our data centers, which may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing.

We have a limited operating history and cannot order ASIC chips or other equipment or services without advance payments because ASIC chip manufacturers and suppliers typically do not guarantee reserve foundry capacity or supplies without substantial order deposits. While as part of our buildout we have already entered into certain arrangements for supply of miners and other equipment and services (for further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commitments”), we cannot guarantee that we or our counterparties, under these or any other future arrangements, will be able to timely place or fulfill our purchase orders to ensure sufficient supply of the required equipment at prices acceptable to us or at all. Some of our competitors may enter into supply arrangements for mining equipment, which may have greater capabilities or lower costs compared to ours, which could substantially harm our competitive position and results of operations.

Our ability to source ASIC chips and other critical components for our data centers in a timely matter and at acceptable price and quality levels is critical to our potential expansion. See “Business—Bitcoin and Blockchain.” We are exposed to the risk of disruptions or other failures in the overall global supply chain for bitcoin mining and related data center hardware. This is particularly relevant to the ASIC chip production since there is only a small number of fabrication facilities capable of such production, which increases our risk exposure to manufacturing disruptions or other supply chain failures, but it also applies to other infrastructure hardware necessary for operating our data centers, such as transformers, cables, and switch gear. For further details see “—We are exposed to risks related to disruptions or other failures in the supply chain for bitcoin mining hardware and related data center hardware, and difficulties in obtaining new hardware.”

There is also a risk that a manufacturer or seller of ASIC chips or other necessary mining equipment may adjust the prices according to bitcoin prices or otherwise, so the cost of new machines could become unpredictable and extremely high. As a result, at times, we may be forced to obtain miners and other hardware at premium prices, to the extent they are available at all. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.

Our business is subject to the risks of severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, any of which could result in system failures, power supply disruptions and other interruptions that could harm our business. Since our business and operations are located in Texas, we are particularly vulnerable to disruptions affecting that state.

For example, in February 2023, Texas was hit with a major winter storm, which triggered power outages across the state for several days and left hundreds of thousands of businesses and households without power. Texas experienced a similar major storm in 2021, which also left millions of homes, offices and factories without power. Future power outages may disrupt our business operations and adversely affect our results of operations. Furthermore, the grid damages that occurred in Texas could potentially lead to delays and increased prices in our procurement of certain equipment essential to our operations, such as switch gear, cables and transformers. This could adversely impact our operations.

While the majority of our power and hosting arrangements contain fixed power prices, some portion of our power arrangements have merchant power prices, or power prices reflecting the market movements. In an event of a major power outage, such as the abovementioned power outage in Texas, the merchant power prices could be too high to make bitcoin mining profitable. Furthermore, even the fixed-price power arrangements would still depend upon prevailing market prices to some degree. To extent the power prices increase significantly as result of severe weather conditions, natural disasters or any other causes, resulting in contract prices for power being significantly lower than current market prices, the counterparties under our power and hosting arrangements may refuse to supply power to us during that period of fluctuating prices. See “—We are exposed to risk of nonperformance by counterparties, including our counterparties under our power and hosting arrangements.”

From time to time, we may consider protecting against power price movements by adopting a more risk averse power procurement strategy and hedging our power purchase prices, which would translate into additional hedging costs for us.

Furthermore, events such as the aforementioned outage in Texas may lead federal, state or regional government officials to introduce new legislation and requirements on power providers that may result in, among other things, increased taxes on power used for bitcoin mining or restrictions on cryptocurrency mining operations in general.

We do not carry business interruption insurance sufficient to compensate us for the losses that may result from interruptions in our operations as a result of system failures. A system outage or data loss, caused by it, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are exposed to risk of nonperformance by counterparties, including our counterparties under our power and hosting arrangements.

We are exposed to risk of nonperformance by counterparties, whether contractual or otherwise. Risk of nonperformance includes inability or refusal of a counterparty to perform because of a counterparty’s financial condition and liquidity or for any other reason. For example, our counterparties under our power and hosting arrangements may be unable or unwilling to deliver the required amount of power at the required time for a variety of technical or economic reasons. For example, in the past, we have experienced certain power availability postponements due to infrastructure supply delays. For further details, see “Business—Business Agreements—Power and Hosting Arrangements.” Furthermore, there is a risk that during a period of power price fluctuations or prolonged or sharp power price increases on the market, our counterparties may find it economically preferable to refuse to supply power to us, despite the contractual arrangements. Any significant nonperformance by counterparties, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are exposed to risks related to disruptions or other failures in the supply chain for bitcoin mining hardware and related data center hardware, and difficulties in obtaining new hardware.

Manufacture, assembly and delivery of certain components and products for our data center operations are complex and long processes, in the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well other external factors, over which we have no control.

Our mining operations can only be successful and profitable if the costs associated with bitcoin mining, including hardware costs, are lower than the price of bitcoin itself. In the course of the normal operation of our bitcoin mining data centers, our miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gear, transformers and cables, experience ordinary wear and tear and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. Declines in the condition of our miners and other hardware require us, over time, to repair or replace those miners or other hardware. See “—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence.” Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Any upgrading process may require substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Our business is subject to limitations inherent within the supply chain of certain of our components, including competitive, governmental, and legal limitations, and other events. For example, we significantly rely on foreign imports to obtain certain equipment and materials. The miners for our operations are imported from Thailand and Malaysia, and other necessary equipment and materials for our data centers are imported from many other countries around the world. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect our necessary supply chains. See also, “—We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.” Our third-party manufacturers, suppliers and subcontractors may also experience disruptions by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions, such as those that were triggered by the COVID-19 pandemic, for example. Depending on the magnitude of such effects on our supply chain, shipments of parts for our miners, or any new miners that we order or other equipment necessary to operate our data centers, may be delayed or costs could increase.

Furthermore, the global supply chain for cryptocurrency miners is presently heavily dependent on China, where numerous cryptocurrency mining equipment suppliers are located. In the wake of the COVID-19 pandemic, the industry experienced some significant supply disruptions from China. The Chinese government has also been actively advancing a crackdown on bitcoin mining and trading in China. Specifically, in September 2021, the Chinese government declared that all digital currency-related business activities are illegal, effectively banning mining and trading in cryptocurrencies, such as bitcoin. Most bitcoin miners in China were taken offline. While the supply of cryptocurrency hardware from China has not yet been banned, China has limited the shipment of products in and out of its borders and there is a risk that further regulation or government action, on the national or local level in China, could lead to significant disruptions in the supply chain for cryptocurrency hardware. Overall, we cannot anticipate all the ways in which this regulatory action and any additional restrictions could adversely impact our industry and business. If further regulation or government action follows, for example, in the form of prohibition on production or exports of the mining equipment, it is possible that our industry may be severely affected. Should any disruptions to the China-based global supply chain for cryptocurrency hardware occur, such as, for example, as result of worsening of the U.S. trade relations with China, including imposition of new tariffs, trade barriers and bilateral trade frictions, we may not be able to obtain adequate equipment from the manufacturer on a timely basis. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.

Our miners are subject to malfunctions and normal wear and tear, and, at any point in time, a certain number of our miners are typically off-line for maintenance or repair. The physical degradation of our miners will require us to replace miners that are no longer functional. Because we use many units of the same miner models, if there is a model wide component malfunction whether in the hardware or the software that powers these miners, the percentage of offline miners could increase substantially, disrupting our operations. Any major miner malfunction out of the typical range of downtime for normal maintenance and repair could cause significant economic damage to us.

Furthermore, physical degradation of our miners could be potentially exacerbated by certain factors particular to our facilities. For example, wind power is the sole source of electricity at the Alborz Facility and operating miners at this facility involves frequent curtailment, meaning we automatically turn the miners on and off depending on wind conditions, power prices, bitcoin prices and other factors. We cannot predict how that cycling on and off process will affect the efficiency of our miners over time or whether they will age faster than machines that are not turned on and off as frequently. As such, there is a risk that our miners and other data center equipment at the Alborz Facility may experience more rapid wear and tear, compared to miners at the other facilities.

We operate containerized data centers, meaning that our miners and other equipment are more exposed to outdoor environmental factors, including temperature changes and dust, than might be the case at other facilities. As such, our miners and other data center equipment may also experience more rapid wear and tear compared to miners at other facilities. Additionally, our strategy involves curtailing our mining operations for a variety of contractual, economic, weather-related, business or other reasons. Thus, in addition to the curtailment process at the Alborz Facility for changes in wind power generation, we also curtail our machines frequently at all of our data centers. As such, there is a risk that our miners and other data center equipment at all of our data centers may experience more rapid wear and tear compared to miners at the other facilities.

A hardware replacement or upgrading process may require substantial capital investment and we may face challenges in doing so on a timely and cost-effective basis, which could put us at a competitive disadvantage. We may also be impacted by disruptions in the supply chain for cryptocurrency hardware, see “—We are exposed to risks related to disruptions or other failures in the supply chain for cryptocurrency hardware and difficulties in obtaining new hardware.” Any of the risks above could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our automated processes with respect to curtailment may adversely affect our operations.

Our data centers are subject to curtailment, meaning we automatically turn the miners on and off depending on wind conditions, power prices, bitcoin prices and other factors. Additionally, at our Odessa Facility, we must curtail in certain instances when our power provider instructs us to do so. Failing to do so in a timely manner could result in the incurrence of potentially significant increased costs. Thus, if we are unable to accurately monitor power prices and bitcoin economic data, or timely respond to a curtailment demand, it could have a material adverse effect on our business, prospects, financial condition, and operating results.

The properties in our mining network may experience damages, including damages that are not covered by insurance.

Our bitcoin mining operations in Texas are subject to a variety of risks relating to physical condition and operation, including:

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

For example, our bitcoin data centers could be rendered inoperable, temporarily or permanently, as a result of, among others, a fire or other natural disasters. The security and other measures we anticipate to take to protect against these risks may not be sufficient.

Additionally, our bitcoin coin mining operations could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. For further details on our reliance on the power generating capacity, see “—Bitcoin mining activities are energy intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.” Our insurance covers the replacement costs of any lost or damaged miners, but will not cover any interruption of our mining activities. Our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines.

Our success and future growth, to a significant degree, depends on the skills and services of our management. Our loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.

Our success and future growth, to a significant degree, depends on the skills and services of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Operating Officer, Chief Technology Officer and Chief Construction Officer. If our management, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be significantly harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

Furthermore, the loss of key members of our management or other employees could inhibit our growth prospects. Our future success depends, in large part, on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, who have a sound understanding of our business and the cryptocurrency industry, for example, specialists in power contract negotiations and management, as well as data center specialists. As cryptocurrency, and specifically bitcoin, mining, is a new and developing field, the market for highly qualified personnel in this industry is particularly competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, it could have a material adverse effect on our business, prospects, financial condition, and operating results.

We have an ongoing dispute with Luminant in Texas state court related to certain payments Luminant made to us under the Luminant Power Agreement.

On November 18, 2022, Luminant filed suit against CMTI in the 95th District Court of Dallas County, Texas, asserting Texas state law claims for declaratory judgment and “money had and received”, seeking recoupment and return of money previously paid by Luminant to CMTI in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data center in Odessa, Texas. These prior payments were (i) the sum of $5,056,006.56 paid to CMTI in September 2022 pursuant to a contractual provision requiring such payment in the parties’ written and executed August 25, 2021 Third Amendment to the Luminant Power Agreement, and (ii) the sum of $1,668,029.91 also paid to CMTI in September 2022, as agreed by the parties, for electrical power sold by Luminant for CMTI’s benefit into the open market prior to the final energization of the Company’s facility. Luminant contends that such payments were mistaken because, although voluntarily made by Luminant, they were not actually due under the terms of the Luminant Power Agreement, as amended. The Company filed its answer on January 17, 2023, denying any liability to Luminant. We have not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

We wholly dispute the claims made by Luminant and we intend to contest the case vigorously. The parties have exchanged basic discovery disclosures, but discovery and motion practice have not yet otherwise substantively commenced. No trial date has been set. At this time, in light of the early stage of the proceeding, we do not know how or when this matter will be resolved, or whether it will have any additional negative implications under the Luminant Power Agreement going forward.

Our management may devote significant time and resources to resolve this case, which may detract from time our management would otherwise devote to managing our operations, and could have a material adverse effect on our business, including potentially affecting future quarterly valuations of the Luminant Power Agreement.

We are required to maintain a certain level of collateral at Luminant that can vary depending on energy prices. To the extent energy prices drop significantly, we may be required to post additional collateral. To the extent any such additional collateral were for a significant amount, and unanticipated, it could have a material adverse effect on our liquidity.

Under the Luminant Power Agreement, we have a locked in power price until at least 2027, and we have posted to Luminant collateral to secure our payment obligations under the take or pay provisions of the Luminant Power Agreement. If energy prices were to drop significantly, and become lower than our locked in power price, we may be required to post additional collateral under the Luminant Power Agreement. If the amount of such collateral were significant, and the change triggering the additional collateral requirement had not been anticipated by our management, it could have a material adverse effect on our liquidity.

We have an evolving business model.

As digital assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve, including as part of evolution in their regulatory treatment on the international and the U.S. federal, state and local levels. For more detail about the potential regulatory risks, see “Risks Related to Regulatory Framework—Regulatory changes or actions may restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations.” As a result, our business model may need to evolve in order for us to stay current with the industry and to fully comply with the federal, as well as applicable state, securities laws.

Furthermore, from time to time, we may modify aspects of our business model or engage in various strategic initiatives, which may be complimentary to our mining operations in the United States. For further information on our strategy, see “Business—Our Strategy—Retain flexibility in considering strategically adjacent opportunities complimentary to our business model.” We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business, damage our reputation and limit our growth. Additionally, any such changes to our business model or strategy could cause us to become subject to additional regulatory scrutiny and a number of additional requirements, including licensing and permit requirements. All of the abovementioned factors may impose additional compliance costs on our business and higher expectations from regulators regarding risk management, planning, governance and other aspects of our operations.

Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector and we may fail to capitalize on certain important business and market opportunities. Such circumstances could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may experience difficulties in effectively managing our growth and expanding our operations.

Our ability to manage our growth requires us to build upon and to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Additionally, rapid growth in our business may place a strain on our managerial, operational and financial resources and systems. We may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business, prospects, financial condition and operating results could be adversely affected. See “—Risks Related to our Common Stock and Warrants—We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.”

Our business is subject to the impact of global market, economic and political conditions that are beyond our control and that could significantly impact our business and make our financial results more volatile.

We source our mining equipment from Asia, particularly Malaysia and Thailand. Our third-party manufacturers, suppliers and contractors, on the other hand, may rely on supplies of raw materials for the production of such components and equipment from various other markets, including Eastern Europe, China and other markets. Accordingly, our business and results of operations are subject to risks associated with instability in a specific country’s or region’s political or economic conditions, including:

•
economic conditions in Europe and Asia, and political conditions in Eastern Europe, Asia, the Trans-Pacific region and other emerging markets;
•
trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•
political, financial market or economic instability relating to epidemics or pandemics, including the COVID-19 pandemic (for further discussion of the risks presented by the COVID-19 pandemic, see “—The global COVID-19 pandemic and the disruption caused by various countermeasures to reduce its spread, could adversely affect our business, prospects, financial condition, and operating results.”);
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

Any unfavorable global economic, business or political conditions, epidemics, pandemics or disease outbreaks or other public health conditions, such as the global COVID-19 pandemic, and the disruption caused by various countermeasures to reduce their spread, could adversely affect our business, prospects, financial condition, and operating results.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as any epidemics, pandemics or disease outbreaks or other public health conditions. For example, the COVID-19 pandemic (“COVID-19”) that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments of more than 80 countries across the world, including the United States, introduced measures aimed at preventing the spread of COVID-19, including, amongst others, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, quarantines and the imposition of both local and more widespread “work from home” measures. While most policies and regulations implemented by governments in response to the COVID-19 have been lifted, they have had a significant impact, both directly and indirectly, on global businesses and commerce.

We may experience disruptions to our business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of our employees or our counterparties to perform their jobs. We may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, we had to temporarily shut down the construction at our Alborz site in response to employees being impacted by COVID-19. The temporary shut down was less than a week, and we resumed the construction at the site immediately after. If we are unable to effectively set up and service our miners, our ability to mine bitcoin will be adversely affected. There is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, such as a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors, will not materially and adversely affect our business, prospects, financial condition, and operating results.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.

Our business strategy is substantially dependent on the market price of bitcoin. As of the date of this Annual Report, bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, there are more than 9,000 alternative digital assets tracked by CoinMarketCap.com.

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

To finance any acquisitions or joint ventures, we may choose to issue shares of common stock, preferred stock, debt or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing stockholders or provide rights to such preferred stockholders in priority over our common stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using stock as consideration.

If we fail to maintain and enhance our brand and reputation, our business, operating results and financial condition may be adversely affected.

We believe our brand and reputation, particularly in the cryptocurrency ecosystem, is an important factor in the success and development of our business. As part of our strategy, we seek to structure our relationships with our equipment and service providers, power suppliers and other potential partners as long-term relationships. See “Business—Our Strategy—Establish our cost leadership and maintain strong relationships with our industry partners.” Thus, maintaining, protecting, and enhancing our reputation is also important to our development plans, operational stability, and relationships with our power suppliers, equipment and service providers and other counterparties.

Furthermore, we believe that the importance of our brand and reputation may increase as competition further intensifies. Our brand and reputation could be harmed if we fail to perform under our agreements or if our public image were to be tarnished by negative publicity, unexpected events or actions by third parties. Furthermore, Bitfury Top HoldCo is our controlling shareholder. If any member of the Bitfury Group is subject to negative news or extensive publicity, this, even if untrue, may cause our counterparties to lose confidence in us. Any unfavorable publicity about us, including our technology, our personnel, our controlling shareholder or bitcoin and crypto assets generally could have an adverse effect on the engagement of our partners and suppliers and may result in our failure to maintain or expand our business and successfully execute our business model.

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

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the maintenance of our compliance, audit, and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we devote significant resources to develop policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective against all types of risks, including unidentified or unanticipated risks, or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments.

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

We and our third-party service providers, including mining pool service providers, may fail to adequately maintain the confidentiality, integrity or availability of the data we hold or detect any related threats, which could disrupt our normal business operations and our financial performance and adversely affect our business.

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

The inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information and proprietary information, may adversely affect our business or our reputation and could have a material adverse effect on our financial condition. In addition, undiscovered vulnerabilities in our equipment or services could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our equipment services and business. In the case of such a security breach, security incident or other IT failure, we may suffer damage to our key systems and experience (i) interruption in our services, (ii) loss of ability to control or operate our equipment; (iii) misappropriation of personal data and (iv) loss of critical data that could interrupt our operations, which may adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business. A security breach may also trigger mandatory data breach notification obligations under applicable privacy and data protection laws, which, if applicable, could lead to widespread negative publicity and a loss in confidence regarding the effectiveness of our data security measures. Furthermore, mitigating the risk of future attacks or IT systems failures have resulted, and could in the future result, in additional operating and capital costs in systems technology, personnel, monitoring and other investments. In addition, insurers are currently reluctant to provide cybersecurity insurance for digital assets and cryptocurrency assets and we do not currently hold cybersecurity insurance, therefore, in the event of any such actual or potential incidents, our costs and resources devoted and any impacted assets may not be partially or fully recoverable. Most of our sensitive and valuable data, including digital assets, are stored with third-party custodians and service providers. Therefore, we rely on the digital asset community to optimize and protect sensitive and valuable data and identify vulnerabilities. There can be no guarantee that these measures and the work of the digital asset developer community will identify all vulnerabilities, errors and defects, or will resolve all vulnerabilities, errors and defects, prior to a malicious actor being able to utilize them. Any actual or perceived data security breach at any of those third-party custodians or service providers could lead to theft or irretrievable loss of our fiat currencies or digital assets, which may or may not be covered by insurance maintained by us or our third-party custodians or service providers.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of one such banking institution, Silicon Valley Bank (“SVB”), on March 10, 2023, we did not have any accounts with SVB and therefore did not experience any specific risk of loss. The FDIC also took control of Signature Bank (“Signature Bank”) on March 12, 2023. While we do have an account with Signature Bank, the amounts we hold there are not material. The Federal Reserve also announced that account holders would be made whole. Thus, we do not view the risk as material to our financial condition. However, as the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

The value of bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in bitcoin and do not intend to for the foreseeable future, we are directly exposed to bitcoin’s price volatility and surrounding risks.

While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoins, the maintenance and development of the software protocol of the Bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us. At this time, we do not anticipate engaging in any hedging activities related to our holding of bitcoin; this would expose us to substantial decreases in the price of bitcoin.

Our mining costs may be in excess of our mining revenues, which could seriously harm our business and adversely impact an investment in us.

Mining operations are costly and our expenses may increase in the future. Increases in mining expenses may not be offset by corresponding increases in revenue, which is primarily driven by the value of bitcoin mined. Our expenses may become greater than we anticipate, and our investments to make our business more cost-efficient may not succeed. Further, even if our expenses remain the same or decline, our revenues may not exceed our expenses to the extent the price of bitcoin continues to decrease without a corresponding decrease in bitcoin network difficulty. Increases in our costs without corresponding increases in our revenue would adversely affect our profitability and could seriously harm our business and an investment in us.

Our operations and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

We compete with other users and companies that are mining cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds have increased scrutiny on cryptocurrencies, and such scrutiny could be applicable to us and impact our ability to successfully establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

All of the bitcoin we hold is held in either cold or hot storage at Coinbase Prime, which is currently our sole custodian. We intend to periodically re-evaluate this and, in the future, we may also decide to use additional or other custodians.

The treatment of bitcoins held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether our bitcoin held in custody at Coinbase, or another custodian in the future, should it declare bankruptcy, would be treated as property of a bankruptcy estate and, accordingly, whether the owner of that bitcoin would be treated as a general unsecured creditor. If we are treated as a general unsecured creditor, we may not be able to recover our bitcoin in the event of a Coinbase bankruptcy or a bankruptcy of any other custodian we may use in the future.

Our lack of insurance protection exposes us and our shareholders to the risk of loss of our bitcoin for which no person is liable.

Our bitcoin, which is held in custody at Coinbase, is not insured. Therefore, a loss may be suffered with respect to our bitcoin that is not covered by insurance and for which no person is liable in damages, which could adversely affect our operations and, consequently, an investment in us.

We may need to raise additional capital, which may not be available on terms acceptable to us, or at all.

From time to time, we may require additional capital to expand our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances. Accordingly, we may determine to engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Our ability to obtain additional funds may also be affected by economic uncertainty and any disruptions in credit or capital markets as a result of geopolitical instability. See “—We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.”

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

Digital asset trading platforms may also be subject to increased regulation and there is a risk that increased compliance costs are passed through to users, including us, as we exchange bitcoin earned through our mining activities. There is a risk that a lack of stability in the bitcoin exchange market and the closure or temporary shutdown of bitcoin exchanges due to fraud, business failure, hackers or malware, or government-mandated restrictions may reduce confidence in the Bitcoin network and result in greater volatility in or suppression of bitcoin’s value and consequently have an adverse impact on our operations and financial performance. Note that although bitcoin is not currently treated as a security by the SEC, the exchanges on which bitcoin is traded typically provide trading services with respect to numerous other cryptocurrencies and digital assets, some of which may be deemed to be securities by the SEC, and some of them are currently under investigation by other regulators as well. If any of these exchanges are shut down due to regulatory action, it could become more difficult to us and for other holders of bitcoin to monetize our holdings. This could also result in a decrease in the overall price of bitcoin.

The SEC has recently proposed regulations which would require investment advisers (including fund managers of many funds) to custody all cryptocurrency they hold on behalf of clients with “qualified custodians.” Because the majority of cryptocurrency exchanges are not “qualified custodians,” and because these exchanges require users to prefund their trades (in effect requiring users to place cryptocurrency in custody with them), it may be practically impossible for investment advisers to hold cryptocurrency on behalf of their institutional clients or managed funds. The exit of institutional investors and funds from the market for bitcoin could have an adverse effect on the price of bitcoin and thus on our results of operations.

In the U.S., the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CTFC, the SEC, the Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, bitcoin users and the bitcoin exchange market, in light of the FTX and other bankruptcies. Increasing regulation and regulatory scrutiny may result in new costs for us and our management may have to devote increased time and attention to regulatory matters or change aspects of our business. Increased regulation may also result in limitations on the use cases of bitcoin. In addition, regulatory developments may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act (“BSA”), we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records. See also “—If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost- prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.”

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

We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law, and ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and materially and adversely impact our business. If we fail to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations or be subjected to fines, penalties and other governmental action. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our business model at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we hold or expect to acquire for our own account.

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

While certain cryptocurrencies may be deemed to be securities, we do not believe that certain other cryptocurrencies, in particular bitcoin, are securities. Our cryptocurrency mining activities focus on bitcoin; therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise cryptocurrencies or assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% test as described in the second bullet point above. There is uncertainty as to whether bitcoin and other cryptocurrencies that we may own, acquire or mine are, or will in the future be deemed to be, securities for purposes of the 1940 Act. See “—Regulatory changes or actions may restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations” and “Bitcoin’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize bitcoin, we may be subject to regulatory scrutiny, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition. Furthermore, a determination that bitcoin is a “security” may adversely affect the value of bitcoin and our business.” If certain cryptocurrencies, including bitcoin, were to be deemed securities, and consequently, investment securities by the SEC, we intend to continue to operate our business in a manner such that we would not be deemed an inadvertent investment company. However, it is possible that we would be deemed an inadvertent investment company in such event, despite our intention not to operate as an investment company.

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

FinCEN regulates providers of certain services with respect to “convertible virtual currency,” including bitcoin. Businesses engaged in the transfer of convertible virtual currencies are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. While FinCEN has issued guidance that cryptocurrency mining, without engagement in other activities, does not require registration and licensure with FinCEN, this could be subject to change as FinCEN and other regulatory agencies continue their scrutiny of the Bitcoin network and digital assets generally. To the extent that our business activities cause us to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

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

Furthermore, trusts, syndicates and other collective investment vehicles operated for the purpose of trading in Commodity Interests may be subject to regulation and oversight by the CFTC and the National Futures Association (“NFA”) as “commodity pools.” If our mining activities or transactions in bitcoin and other digital assets were deemed by the CFTC to involve Commodity Interests and the operation of a commodity pool for the Company’s shareholders, we could be subject to regulation as a commodity pool operator and required to register as such. Such additional registrations may result in increased expenses, thereby materially and adversely impacting an investment in our ordinary shares. If we determine it is not practicable to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our business.

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

Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that bitcoin and Ether (as currently offered and sold) are securities under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of the date of this prospectus, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, bitcoin and Ether are the only digital assets which senior officials at the SEC have publicly stated are unlikely to be considered securities. With respect to all other digital assets, there is no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset could be deemed a security under applicable laws.

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

The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital assets. Moreover, there is a risk of malicious individuals using cryptocurrencies, including bitcoin, as a potential means of avoiding federally-imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. For example, on March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions with respect to bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

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

In 2021, the Chinese government declared that all digital currency-related business activities are illegal, effectively banning mining and trading in cryptocurrencies, such as bitcoin. Other countries, such as India or Russia, may take similar regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use cryptocurrencies or to exchange them for fiat currency. In some nations, it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions.

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

Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes could adversely impact our business.

Due to the new and evolving nature of digital assets and the absence of comprehensive legal guidance with respect to digital assets and related transactions, many significant aspects of the U.S. federal income and applicable state, local and non-U.S. tax treatment of transactions involving digital assets, such as the purchase and sale of bitcoin and the receipt of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future with respect to the tax treatment of digital assets and related transactions.

Current IRS guidance indicates that for U.S. federal income tax purposes digital assets such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to taxable income and guidance with respect to the determination of the tax basis of digital currency. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions, including, but not limited to, staking rewards and other crypto asset incentives and rewards products. While current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which is generally favorable for investors in bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoins for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally; in either case potentially having a negative effect on the trading price of bitcoin or otherwise negatively impacting our business. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and applicable state, local and non-U.S. tax purposes.

Risks Related to Cryptocurrency

The loss or destruction of our private keys to our digital wallets, causing a loss of some or all of our digital assets.

Digital assets, such as cryptocurrencies, are stored in a so-called “digital wallet”, which may be accessed to exchange a holder’s digital assets, and is controllable by the processor of both the public key and the private key relating to this digital wallet in which the digital assets are held, both of which are unique. The blockchain publishes the public key relating to digital wallets in use when transactions are made on the network, but users need to safeguard the private keys relating to such digital wallets. If one or more of our private keys are lost, destroyed, or otherwise compromised, we may be unable to access our bitcoin held in the related digital wallet which will essentially be lost. If the private key is acquired by a third party, then this third party may be able to gain access to our bitcoin. Any loss of private keys relating to digital wallets used to store our bitcoin, whether by us or digital asset exchanges where we hold our bitcoin, could have a material adverse effect on our ability to continue as a going concern or could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may temporarily store our bitcoin on digital asset trading platforms which could subject our bitcoin to the risk of loss or access, especially in light of recent developments and failures of major market participants.

In connection with our treasury management processes, in preparing to sell bitcoin, we may temporarily store all or a portion of our bitcoin on various digital asset trading platforms which requires us to rely on the security protocols of these trading platforms to safeguard our bitcoin. No security system is perfect and trading platforms have been subject to hacks resulting in the loss of businesses’ and customers’ digital assets in the past. Such trading platforms may not be well capitalized and may not have adequate insurance necessary to cover any loss or may not compensate for loss where permitted under the laws of the relevant jurisdiction. In addition, malicious actors may be able to intercept our bitcoin when we transact in or otherwise transfer our bitcoin or while we are in the process of selling our bitcoin via such trading platforms. Digital asset trading platforms have been a target for malicious actors in the past, and given the growth in their size and their relatively unregulated nature, we believe these trading platforms may continue to be targets for malicious actors. An actual or perceived security breach or data security incident at the digital asset trading platforms with which we have accounts could harm our ability to operate, result in loss of our assets, damage our reputation and negatively affect the market perception of our effectiveness, all of which could adversely affect the value of our ordinary shares.

Furthermore, recent events related to one of the largest digital asset trading platforms and exchanges FTX exposed risks of digital asset trading platforms and exchanges being undercapitalized and/or overexposed in liabilities to the extent that they cannot survive a sudden “bank run” or significant amount of withdrawal requests submitted at the same time by multiple customers. Specifically, FTX, being one of the largest and considered among safest digital asset trading platforms and exchanges, recently had to file for and seek protection of Chapter 11 court proceedings after it was not able to fulfill a larger number of customer withdrawal requests made at the same time. The collapse of FTX also exposed potential industry contagion and systemic risks as its Chapter 11 filings had a fallout effect on a significant number of major market participants, namely one of the largest digital assets lending companies BlockFi. With significant exposure to FTX through unused credit line and various assets held at FTX, and after experiencing a similar “bank run” by multiple customers due to rumors of its exposure to FTX, BlockFi was forced to file for and seek protection of Chapter 11 court proceedings shortly after FTX Chapter 11 filing. A number of other digital assets companies have felt the pressure of FTX’s bankruptcy, raising questions of potential systemic risks and contagion of FTX’s Chapter 11 filings. See also “—Risks Related to Our Business, Industry and Operations—The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.”

At this time, we believe that there are no significant exposures of our business to any of the industry participants who filed for Chapter 11 bankruptcy. For example, our unconsolidated joint venture enterprise, Alborz LLC, maintains a loan with BlockFi but has not experienced adverse effects following BlockFi’s Chapter 11 filing. However, such failure of key institutions in the cryptocurrency asset industry highlights the risk of systemic interconnectedness between major market participants and the effect it could have on the industry as a whole. If any such digital assets trading platform and exchange, on which we store our bitcoin, experiences similar or same issues and is, therefore, forced to file for Chapter 11, we will be exposed to significant loss of value of our bitcoin stored on such digital assets trading platform and exchange.

The storage and custody of our bitcoin assets and any other cryptocurrencies that we may potentially acquire or hold in the future are subject to cybersecurity breaches and adverse software events.

In addition to the risk of a private key loss to our digital wallets, see “—The loss or destruction of our private keys to our digital wallets, causing a loss of some or all of our digital assets”, the storage and custody of our digital assets could also be subject to cybersecurity breaches and adverse software events. In order to minimize risk, we have established processes to manage wallets, or software programs where assets are held, that are associated with our cryptocurrency holdings.

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

We generally hold our bitcoin in cold storage at Coinbase Prime to reduce the risk of loss. We may also use a hot wallet or other third-party custodial wallets, and we may rely on other options that may develop in the future. There can be no assurance that the custody services will be more secure than self storage or other alternatives. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.

Regardless of the storage method, the risk of damage to or loss of our digital assets cannot be wholly eliminated. If our security procedures and protocols, or those of Coinbase Prime or other trading or custody platforms we use, are ineffective and our cryptocurrency assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise. A security breach could also harm our reputation. A resulting perception that our measures do not adequately protect our digital assets could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Further, according to the SEC, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. The market participants, therefore, are presently reliant on existing private investigative entities to investigate any potential loss of digital assets. These third-party service providers rely on data analysis and compliance of ISPs with traditional court orders to reveal information such as the IP addresses of any attackers. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects, financial condition and operating results, including our ability to continue as a going concern.

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

The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in us.

Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

For example, in the second half of 2022 and beginning of 2023, each of Celsius Network, Voyager Digital Ltd., Three Arrows Capital and Genesis declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

Ownership of bitcoin is pseudonymous, and the market supply of accessible bitcoin is unknown. Individuals or entities with substantial holdings in bitcoin may engage in large-scale sales or distributions, either on non- market terms or in the ordinary course, which could disproportionately and negatively affect the cryptocurrency market, result in a reduction in the price of bitcoin and materially and adversely affect the price of our common stock.

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

As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative provides funding for individuals who perform leadership roles in the bitcoin community (known as “lead maintainers”), this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner.

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

Significant contributors to a network for any particular digital asset, such as bitcoin, could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect our business.

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

This is known as a “hard fork.” Such a hard fork in the blockchain typically would be addressed by community-led efforts to reunite the forked blockchains, and several prior forks have been resolved successfully. However, a “hard fork” in the blockchain could materially and adversely affect the perceived value of bitcoin as reflected on one or both incompatible blockchains. Additionally, a “hard fork” will decrease the number of users and miners available to each fork of the blockchain as the users and miners on each fork blockchain will not be accessible to the other blockchain and, consequently, there will be fewer block rewards and transaction fees may decline in value. Any of the above could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

A number of companies that provide bitcoin or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. This risk may be further exacerbated in the current environment in light of several high-profile bankruptcies in the digital assets industry, as well as recent bank failures, which have disrupted investor confidence in cryptocurrencies and led to a rapid escalation of oversight of the digital asset industry. For further details, see “—Risks Related to Our Business, Industry and Operations—The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.” Established banks and financial institutions may be reluctant to provide products and services to the digital asset industry participants due to heightened concerns about the ability to comply with the heightened risks and regulatory scrutiny of banking institutions that provide such products or services.

A number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to maintain these services for our business.

The difficulty that many businesses that provide bitcoin or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may decrease the usefulness of cryptocurrencies as a payment system and harm public perception of cryptocurrencies. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin or other cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over-the-counter market and the Depository Trust Company. Such factors would have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. In this respect, bitcoin may be particularly affected as it relies on the “proof of work” validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as “sharding”, which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block. For example, the Ethereum network is in the process of implementing software upgrades and other changes to its protocol, which are intended to create a new iteration of the Ethereum network that changes its consensus mechanism from “proof-of-work” to “proof-of-stake” and incorporate the use of “sharding.” This version aims to address both a clogged network that can only handle limited number of transactions per second and the large consumption of energy that comes with the “proof-of-work” mechanism. This new upgrade is envisioned to be more scalable, secure, and sustainable, although it remains unclear whether and how it may ultimately be implemented.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all cryptocurrencies. If the Bitcoin network is unable to introduce similar changes to address scaling issues, the price of bitcoin may decrease as users seek alternative networks. There is also a risk that any mechanisms of increasing the scale of cryptocurrency settlement, such as the ongoing upgrades as part of Ethereum 2.0, may significantly alter the competitive dynamics in the cryptocurrency market and may adversely affect the value of bitcoin and the price of our common stock. Alternatively, if bitcoin does make changes to its protocol to address scaling issues, these changes may render our business model obsolete. See “—Risks Related to Bitcoin Mining—There is a possibility of cryptocurrency mining algorithms transitioning to “proof of stake” validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business.” Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

If a malicious actor, such as a rogue mining pool or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers), obtains a majority of the processing power dedicated to mining on any digital asset network (the so-called “double-spend” or “51%” attacks), including the Bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control.

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

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may face risks of Internet disruptions, which could have a material adverse effect on the price of cryptocurrencies.

A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, bitcoin mining is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt the Bitcoin network operations, or our ability to mine bitcoin, until the disruption is resolved, and could have a material adverse effect on the price of cryptocurrencies and, bitcoin specifically, and consequently, our business, prospects, financial condition, and operating results.

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

Furthermore, any potential political, legal and economic instability in the regions with active cryptocurrency trading or mining, may lead to disruptions in cryptocurrency trading or mining activity and have a destabilizing effect on the prices of bitcoin or other cryptocurrencies. For example, in early January 2022, amid political protests in Kazakhstan, the local government ordered a temporary shut down of internet service, which took an estimated 15% of the world’s bitcoin miners offline. This, in turn, may have contributed to a decline in the price of the bitcoin from USD46,055 on January 3, 2022 to USD41,908 on January 7, 2022. Any potential political, legal and economic instability could also increase our domestic competition. See “—We operate in a highly competitive industry and we compete against unregulated or less regulated companies and companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.”

Risks Related to Bitcoin Mining

Bitcoin is the only cryptocurrency that we currently mine and, thus, our future success will depend in large part upon the value of bitcoin; the value of bitcoin and other cryptocurrencies may be subject to pricing risk and has historically been subject to wide swings.

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

Furthermore, in our operations we intend to use ASIC chips and mining rigs, which are principally utilized for mining bitcoin. Such miners cannot mine other cryptocurrencies, such as Ether, that are not mined utilizing the “SHA-256 algorithm.”

If other cryptocurrencies were to achieve acceptance at the expense of bitcoin, causing the value of bitcoin to decline, or if bitcoin were to switch its “proof of work” algorithm from SHA-256 to another algorithm for which the miners we use are not specialized (see “—There is a possibility of cryptocurrency mining algorithms transitioning to “proof of stake” validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business”), or the value of bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our business, prospects, financial condition, and operating results would be adversely affected.

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

Our historical financial statements, including those for the year ended December 31, 2022 and for the eleven months ended December 31, 2021, do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the active exchange that we have determined is our principal market for bitcoin. We perform a daily analysis to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of our bitcoin assets is impaired. In determining if an impairment has occurred, we consider the lowest daily trading price of one bitcoin quoted on the active exchange at any time since acquiring the specific bitcoin held. The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represents a recognized impairment loss and subsequent increases in the price of bitcoin will not affect the carrying value of our bitcoin. Gains (if any) are not recorded until realized upon sale. In determining the gain to be recognized upon sale, we intend to calculate the difference between the sale price and carrying value of the specific bitcoin sold immediately prior to sale.

As a result, any decrease in the fair value of bitcoin below our carrying value for such assets will require us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on our financial condition and operating results.

The supply of bitcoin is limited, and production of bitcoin is negatively impacted by the bitcoin halving protocol expected every four years.

The supply of bitcoin is limited and, once the 21 million bitcoin have been “unearthed”, the network will stop producing more. Currently, there are approximately 19 million, or 90% of the total supply of, bitcoin in circulation. Halving is an event within the Bitcoin protocol where the bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, with the latest halving having occurred in May 2020, which revised the block reward to 6.25 bitcoin and the next halving expected in April 2024.

Halving reduces the number of new bitcoin being generated by the network. While the effect is to slow the pace of the release of new coins, it has no impact on the quantity of total bitcoin already outstanding. As a result, the price of bitcoin could rise or fall based on overall investor and consumer demand. Given a stable network hashrate, should the price of bitcoin remain unchanged after the next halving, our revenue related to mining new coins would be reduced by 50%, with a significant impact on profit.

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

Bitcoin miners record transactions when they solve for and add blocks of information to the blockchain. They generate revenue from both newly created bitcoin, known as the “block reward” and from fees taken upon verification of transactions. See “Business—Revenue Structure.”

If the aggregate revenue from transaction fees and the block reward is below a miner’s cost, the miner may cease operations. If the award of new units of bitcoin for solving blocks declines and/or the difficulty of solving blocks increases, and transaction fees voluntarily paid by participants are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward for solving a new block on the Bitcoin network is 6.25 bitcoins per block; the reward decreased from 12.5 bitcoin in May 2020, which itself was a decrease from 25 bitcoin in July 2016. It is estimated that it will “halve” again in April 2024.

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

Moreover, a reduction in the hashrate expended by miners on any digital asset network could increase the likelihood of a malicious actor or botnet obtaining control in excess of fifty percent (50%) of the aggregate hashrate active on such network or the blockchain, potentially permitting such actor to manipulate the blockchain. See “—If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that may adversely affect our business, prospects, financial condition, and operating results.”

Periodically, the Bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the Bitcoin network protocol. We believe that from time to time there may be further considerations and adjustments to the Bitcoin network regarding the difficulty for block solutions. More significant reductions in the aggregate hashrate on the Bitcoin network could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of any digital asset network may negatively impact the value of digital assets, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Our business model and our strategic efforts are fundamentally based upon the “proof of work” validation method and the assumption that use of lower priced electricity in our cryptocurrency mining operations will make our business model more resilient to fluctuations in bitcoin price and will generally provide us with certain competitive advantage. See “Business—Our Strengths—Cost leadership with reliable electricity supply and resilient business model with downside protection against drops in bitcoin prices” and “—Bitcoin mining activities are energy intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.” Consequently, if the cryptocurrency mining algorithms transition to “proof of stake” validation, we may be exposed to the risk of losing the benefit of our perceived competitive advantage that we hope to gain and our business model may need to be reevaluated. Furthermore, ASIC chips that we intend to use in our operations are also designed for “proof of work” mechanism. Many people within the bitcoin community believe that “proof of work” is a foundation within bitcoin’s code that would not be changed. However, there have been debates on mechanism change to avoid the “de facto control” by a great majority of the network computing power. With the possibility of a change in rule or protocol of the Bitcoin network, if our bitcoin mining chips and machines cannot be modified to accommodate any such changes, our results of operations will be significantly affected. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results, including our ability to continue as a going concern.

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

New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the cryptocurrency industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business, prospects, financial condition and operating results could be adversely affected.

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

The Bitcoin we hold is not insured and not subject to FDIC or SIPC protections.

The bitcoin we hold is not insured. Therefore, any loss that we may suffer with respect to our bitcoin is not covered by insurance and no person may be liable in damages for such loss, which could adversely affect our operations. We do not hold our bitcoin with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our bitcoin is also not be subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Risks Related to our Common Stock and Warrants

We are an emerging growth company and are able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2025, the last day of the fiscal year following the fifth anniversary of the date of the first sale of the initial public offering of Good Works Acquisition Corp. (“GWAC”), our predecessor company; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules.

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

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. We have taken advantage of certain of those reduced reporting burdens in this Annual Report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

As of March 7, 2023, Bitfury Top HoldCo (together with Bitfury Holding) holds approximately 81.2% of our common stock. Accordingly, Bitfury is able to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation. Bitfury Top HoldCo may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Cipher, could deprive Cipher’s stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Cipher, and might ultimately affect the market price of shares of our common stock.

Furthermore, Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement. For further details, see “Business—Business Agreements—Master Services and Supply Agreement” and “Risk Factors—

Risks Related to our Common Stock and Warrants—Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement and is a holding company with limited assets.” The Master Services and Supply Agreement and any potential agreements thereunder constitute related-party transactions. Bitfury Top HoldCo is entitled to appoint a majority of the members of the Board, and it has the power to determine the decisions to be taken at our shareholder meetings on matters of our management that require the prior authorization of our shareholders, including in respect of related party transactions, such as the Master Services and Supply Agreement, corporate restructurings and the date of payment of dividends and other capital distributions. Thus, the decisions of Bitfury Top HoldCo as our controlling shareholder on these matters, including its decisions with respect to its or our performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of our common stockholders and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement and is a holding company with limited assets.

Bitfury Top HoldCo is our counterparty under the Master Services and Supply Agreement. For further details on the Master Services and Supply Agreement, see “Business—Business Agreements—Master Services and Supply Agreement.” To extent that we decide to order any equipment and/or services from Bitfury Top HoldCo under this agreement, we may be exposed to risk as Bitfury Top HoldCo’s decisions on various matters, including its decisions with respect to its or our performance under the Master Services and Supply Agreement, may be contrary to the expectations or preferences of our shareholders.

For example, because the Bitfury Group also has its own mining operations outside of the United States, there is a risk that Bitfury Top HoldCo may refuse to deliver the equipment or services that we may seek to order under the Master Services and Supply Agreement if it perceives that it may deliver that equipment or those services on more economically advantageous terms to other third parties or to other companies of the Bitfury Group. If we decide to use the Master Services and Supply Agreement to obtain any equipment or services for our operations and Bitfury Top HoldCo is unable, refuses or fails to perform its obligations under the Master Services and Supply Agreement, whether due to certain economic or market conditions, bankruptcy, insolvency, lack of liquidity, operational failure, fraud, or for any other reason, we may have limited recourse to collect damages in the event of its default, given that Bitfury Top HoldCo is a holding company with limited assets.

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

As of March 7, 2023, Bitfury Top HoldCo (together with Bitfury Holding) holds approximately 81.2% of our common stock. The market price and trading volume of our common stock could be adversely affected by, among other factors, sales of substantial amounts of common stock in the public market, investor perception that substantial amounts of common stock could be sold or by the fact or perception of other events that could have a negative effect on the market for our common stock.

In the future, upon expiration of its lock-up, including on February 27, 2023 and August 27, 2023, Bitfury Top HoldCo may offer or sell our common stock on the market. Furthermore, on April 8, 2022, we entered into the Waiver Agreement with Bitfury Top HoldCo, pursuant to which we waived certain restrictions on transfer of our common stock held by Bitfury Top HoldCo and certain other stockholders, which were subject to lock-ups. For further details, see “Certain Relationships and Related Person Transactions—Waiver Agreement.” At any time, Bitfury Top HoldCo may also engage in capital markets transactions with respect to securities in Bitfury Top HoldCo itself or another entity that may have direct or indirect control over us.

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

The interests of Bitfury Top HoldCo may not align with the interests of Cipher and our other stockholders. Bitfury Top HoldCo is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Bitfury Top HoldCo and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our Certificate of Incorporation provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than Cipher and its subsidiaries) do not have any fiduciary duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as Cipher or any of its subsidiaries.

Exercise of our outstanding warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 7, 2023, we had 8,613,980 outstanding warrants to purchase our common stock, which became exercisable beginning October 19, 2021. The exercise price of these warrants will be $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market price of our common stock. However, there is no guarantee that the public warrants will be in the money at a given time prior to their expiration, and as such, the warrants may expire worthless. See “—The public warrants may not be in the money at a given time, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.”

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

On December 15, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, since our Common Stock had closed below Nasdaq’s $1.00 per share minimum bid price requirement for 30 consecutive days, we were no longer in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until June 13, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If at any time before the Compliance Date the bid price for the Common Stock closed at $1.00 per share or more for a minimum of 10 consecutive business days (unless Nasdaq exercised its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq would provide written notification to us that we had regained compliance with the Minimum Bid Price Requirement. We received written notification from Nasdaq on February 3, 2023 that we had regained compliance.

The price of our common stock and warrants has been and may continue to be volatile.

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
•
conditions or trends in the digital assets industries and, specifically the bitcoin mining space;
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
•
general global, political and economic conditions, including the impacts of the COVID-19 pandemic and related restrictions; and
•
other events or factors, many of which are beyond our control.

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

Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. See “—We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.”

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

As a result of disclosure of information in this Annual Report and in filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. In addition, as a result of our disclosure obligations as a public company, we will have reduced flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.

As described under Item 9A. “Controls and Procedures” below, as we prepared the consolidated financial statements for the year ended December 31, 2022, management has concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2022. This material weakness is more fully described in Item 9A. Accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the deficiencies we identified relate to user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

We are taking the following actions to remediate this material weakness:

•
Enhance our remediation efforts by continuing to devote resources in 2023 in key financial reporting and information technology areas.
•
Continue to utilize an external third-party internal audit and SOX 404 implementation firm to work to improve the Company’s controls related to our material weaknesses, specifically relating to user access and change management surrounding the Company’s IT systems and applications.
•
Continue to implement new processes and controls and engage external resources when required in connection with remediating this material weakness, such that these controls are designed, implemented, and operating effectively.

•
Continue to formalize our policies and processes over including those over outside service providers with a specific focus on enhancing design and documentation related to (i) developing and communicating additional policies and procedures to govern the areas of IT change management and user access processes and related control activities and (ii) develop robust processes to validate data received from third-parties and relied upon to generate financial statements is complete and accurate.

We cannot assure you the measures we are taking to remediate the material weakness will be sufficient or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a restatement of our financial statements for prior periods.

The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

A total of approximately 7.0% of the fully diluted shares of our common stock was initially reserved for future issuance under the Incentive Award Plan, which amount was increased by 7,478,382 shares on January 1, 2022 and again by another 7,426,559 shares on January 1, 2023, and is subject to increase annually or from time to time in the discretion of our compensation committee. Our compensation committee may determine the exact number of shares to be reserved for future issuance under the Incentive Award Plan at its discretion. On November 17, 2021, we filed a registration statement with the SEC on Form S-8, to register 42,104,588 shares of our common stock that we may issue pursuant to the Incentive Award Plan. This, and any similar registration statements filed on Form S-8 in the future, is automatically effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market.

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

We may issue additional shares of our common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

Pursuant to the Incentive Award Plan, we may issue an aggregate of approximately 7.0% of the fully diluted shares of our common stock, which amount was increased by 7,478,382 shares on January 1, 2022 and again by another 7,426,559 shares on January 1, 2023, and will be subject to increase annually or from time to time in the discretion of our compensation committee. For additional information about this plan, please read the discussion under the heading “Executive Compensation—Incentive Award Plan.” In addition, pursuant to an at-the-market offering agreement with H.C. Wainwright & Co., LLC, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings, which is included in the $500.0 million of securities that may be offered pursuant to our shelf registration statement on Form S-3 that was declared effective on October 6, 2022. For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We may also issue additional shares of our common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Our Certificate of Incorporation contains provisions that may delay or prevent an acquisition of Cipher or a change in its management in addition to the significant rights of Bitfury Top HoldCo as direct and indirect holder of approximately 81.2% of our common stock, as of March 7, 2023. These provisions may make it more difficult for stockholders to replace or remove members of the Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by stockholders to replace or remove the current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we leased all of our locations, including our executive offices in New York, New York and data center facilities in Odessa, Texas, near Happy, Texas, and near Andrews, Texas.

Management believes its leased facilities are adequate for the Company’s near-term needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. For example, on November 18, 2022, Luminant filed suit against CMTI in the 95th District Court of Dallas County, Texas, asserting Texas state law claims for declaratory judgment and “money had and received”, seeking recoupment and return of money previously paid by Luminant to CMTI in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data center in Odessa, Texas. These prior payments were (i) the sum of $5,056,006.56 paid to CMTI in September 2022 pursuant to a contractual provision requiring such payment in the parties’ written and executed August 25, 2021 Third Amendment to the Luminant Power Agreement, and (ii) the sum of $1,668,029.91 also paid to CMTI in September 2022, as agreed by the parties, for electrical power sold by Luminant for CMTI’s benefit into the open market prior to the final energization of the Company’s facility. Luminant contends that such payments were mistaken because, although voluntarily made by Luminant, they were not actually due under the terms of the Luminant Power Agreement, as amended. The Company filed its answer on January 17, 2023, denying any liability to Luminant. We have not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

We wholly dispute the claims made by Luminant and we intend to contest the case vigorously. The parties have exchanged basic discovery disclosures, but discovery and motion practice have not yet otherwise substantively commenced. No trial date has been set. At this time, in light of the early stage of the proceeding, we do not know how or when this matter will be resolved, or whether it will have any additional negative implications under the Luminant Power Agreement going forward.

We do not believe that the results of currently known legal proceedings will be material to us. There can be no assurance, however, that such claims, suits or investigations or those arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

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

Holders

As of March 7, 2023, there were 51 holders of record of our common stock and 1 holder of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Use of Proceeds

On October 22, 2020, GWAC completed its initial public offering (the “GWAC IPO”). All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-248333), as amended, which was declared effective by the SEC on October 19, 2020. Simultaneous with the consummation of the GWAC IPO, GWAC consummated a private placement of units to certain other investors (the “Private Placement”).

All net proceeds from the GWAC IPO and the Private Placement have been applied, consistent with the expected use of the net proceeds from the GWAC IPO and the Private Placement, as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward‑looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth in Part 1, Item 1A, “Risk Factors” and other factors set forth in other parts of this Annual Report.

Unless the context otherwise requires, references in this Annual Report to the “Company,” “Cipher,” “Cipher Mining,” “we,” “us” or “our” refers to Cipher Mining Inc. and its consolidated subsidiaries, unless otherwise indicated.

Overview

We are an emerging technology company that develops and operates industrial scale bitcoin mining data centers. Bitcoin mining is our principal revenue generating business activity. Cipher Mining Inc., through itself and its consolidated subsidiaries, including CMTI, currently operates four bitcoin mining data centers in Texas. Bitcoin mining is our principal revenue generating business activity.

Our current intention is to continue to expand our bitcoin mining business by developing additional data centers, expanding capacity at our current data centers and entering into other arrangements, such as joint ventures or data center hosting agreements.

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of February 28, 2023, we operated approximately 58,500 miners, with an aggregate hashrate capacity of approximately 6.1 EH/s, deploying approximately 203 MW of electricity, of which we owned approximately 48,500 miners, with an aggregate hashrate capacity of approximately 5.2 EH/s, deploying approximately 172 MW of electricity.

We operate four bitcoin mining data centers in Texas, including one wholly-owned and three partially-owned data centers acquired through investments in joint ventures. Our largest data center is the Odessa Facility which is our wholly-owned 207 MW facility located in Odessa, Texas. We also operate our Alborz, Bear and Chief facilities in different sites across Texas pursuant to a joint venture with WindHQ where we have a 49% membership interest in each facility. By the end of the first quarter 2023, we anticipate operating approximately 66,500 miners, capable of generating approximately 6.7 EH/s across our sites.

Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report.

Market Value of Bitcoin.

Our revenues comprise a combination of: (i) block rewards in bitcoin, which are fixed rewards programmed into the bitcoin software that are awarded to a miner or a group of miners for solving the cryptographic problem required to create a new block on a given blockchain and (ii) transaction fees in bitcoin, which are flexible fees earned for verifying transactions in support of the blockchain. For further details, see “Business—Revenue Structure.”

Our revenues are directly impacted by changes in the market value of bitcoin. For example, the average bitcoin price for 2020 and 2021 was $11,057 and $47,385, respectively. Bitcoin price generally declined throughout 2022. As at December 31, 2022, the price of bitcoin was $16,526. Furthermore, block rewards are fixed and the Bitcoin network is designed to periodically reduce them through halving. Currently the block rewards are fixed at 6.25 bitcoin per block, and it is estimated that it will halve again to 3.125 bitcoin in April 2024. The halving events happen without any regard to ongoing demand, meaning that if the ongoing demand remains the same after a halving event, whatever demand was being met by new supply will be restricted, which may necessitate an adjustment of the price of bitcoin, though there is no definitive evidence of a causal link between bitcoin’s programmatic decrease in supply and broadening demand. Once the halving occurs, we expect that it could have a negative impact on our revenues as the reward for each bitcoin mines will be reduced.

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

We have expenses denominated primarily in United States dollars. As such, we are likely to need to sell a portion of the bitcoin we mine to generate dollars to meet expenses. This means the market value of bitcoin will always be a significant factor affecting our results of operations.

Capacity and Efficiency of Mining Machines.

Because the number of bitcoin mined is directly related to the size and efficiency of a bitcoin mining company’s fleet of miners, we believe miners need to deploy increasingly sophisticated miners in ever greater quantities to remain competitive. To remain competitive, we will need to increase our hashing power to maintain market share as the overall hashrate and difficulty of the Bitcoin network increases.

We believe that our commitment to cost and mining efficiency remains our competitive advantage. The majority of our capital expenditures have been directed towards the latest models of mining machines and technology featuring industry-leading capacity, speed and efficiency. We believe that we operate one of the most efficient mining rig fleets in the global market. In some periods, the industry has experienced, and we expect may experience again in the future, a scarcity of advanced mining rigs. We believe that to maintain our competitive advantage over the long term, we must develop and maintain strong relationships across the mining rig supply chain, and strategically invest in state-of-the art miners at attractive prices, while effectively managing our fleet as it ages along the obsolescence curve.

All of our miners are housed in air-cooled containers and we do not currently have any immersion miners. This means we cannot increase the clock rate to speed up performance of, or “over-clock,” our miners, and it is possible that our miners will experience greater wear-and-tear due to environmental factors, including temperature changes and dust, than might other miners housed in immersion cooling containers. See “Risk Factors—Risks Related to Our Business, Industry and Operations—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.”

Additionally, our strategy involves curtailing our mining operations, meaning we turn the miners on and off, for a variety of contractual, economic, weather related, business or other reasons. We do not know how that cycling on and off process will affect the efficiency of our miners over time or whether they will age faster than machines that are not turned on and off as frequently. See “Risk Factors—Risks Related to Our Business, Industry and Operations—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.”

Cost and Source of Power.

Mining bitcoin is a highly power-intensive process, with large amounts of electrical power required to operate the mining rigs. We believe that cost efficiency, and particularly, maintaining cost of power efficiency in bitcoin mining over the long term, will be necessary for success. We currently have a portfolio of competitively priced electrical power. However, there is no guarantee that we will be able to negotiate additional power agreements on similar terms, or at all. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We may be affected by price fluctuations in the wholesale and retail power markets” and “—Risks Related to Bitcoin Mining—We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.” Our four data centers are all located in west Texas and the Texas Panhandle, which are areas that we believe have site development potential with access to competitively priced electrical power, whether through grid connection, through solar and wind generation facilities, or otherwise. Where we can, we anticipate that we will, either directly, or through our power providers, participate in demand response programs offered by ERCOT. We believe these strategic investments will generate long-term returns in the form of controlled access to low cost, responsible sources of power and differentiate us from our competitors. However, after the initial terms of our current power purchase arrangements end, we may not be able to secure similarly competitively priced access to the electrical power needed for out data centers to mine bitcoin profitably.

Competition.

Our business environment is constantly evolving, and bitcoin miners can range from individual enthusiasts to professional mining operations with dedicated mining facilities. We compete with other companies that focus all or a portion of their activities on mining activities at scale. In the past few years there have been many new entrants and existing competitors in the space and a general increase in the competition for industrial scale bitcoin mining companies.

The number of bitcoin we are able to mine depends on the size of our share of the total network hashrate. It is very difficult to predict changes in network hashrate. To the extent that we are unable to maintain our market share, or in other words, to the extent that the relative portion our network hashrate represents as compared to the total network hashrate decreases, we may mine fewer bitcoin than anticipated and the results of our operations may suffer. See “Risk Factors — Risks Related to Our Business, Industry and Operations — We operate in a highly competitive industry and we compete against companies that operate in less regulated environments as well as companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.”

COVID-19 and Supply Chain Constraints.

The COVID-19 pandemic has resulted in significant national and global economic disruption, has had an effect on our business operations and may, in the future, continue to affect our business. For example, in early January 2022, we had to temporarily shut down the construction at the Alborz Facility in response to employees being impacted by COVID-19. We may also experience disruptions to our business operations resulting from delays in construction and obtaining necessary equipment in a timely fashion. Global supply logistics have caused delays across all channels of distribution, and we have also experienced delays in certain of our miner delivery schedules. Additionally, the global supply chain for data center construction equipment, such as transformers and substations, is presently further constrained due to unprecedented demand. Based on our current assessments, however, we do not expect any material impact on long-term development, operations, or liquidity due to the COVID-19 pandemic. While most countries have either fully lifted or significantly limited their COVID-19 pandemic restrictions, the COVID-19 or any new epidemics or pandemics could create significant macroeconomic pressures, which may directly or indirectly impact our business, results of operations, cash flows, and financial condition. The full extent to which the COVID-19 pandemic and related macroeconomic pressures will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are uncertain and cannot be accurately predicted. For further discussion, see “Risk Factors — Risks Related to Our Business, Industry and Operations — We are exposed to risks related to disruptions or other failures in the supply chain for bitcoin mining hardware and related data center hardware, and difficulties in obtaining new hardware” and “— Any unfavorable global economic, business or political conditions, epidemics, pandemics or disease outbreaks or other public health conditions, such as the global COVID-19 pandemic, and the disruption caused by various countermeasures to reduce their spread, could adversely affect our business, prospects, financial condition, and operating results.”

Components of Our Results of Operations

Revenue

Our revenue consists of bitcoin earned through mining activities at our Odessa Facility. We currently participate in one mining pool, specifically Foundry. The provision of computing power in accordance with the mining pool operator’s terms of service is the only performance obligation in our contract with the mining pool operator. We are entitled to a fractional share of the fixed cryptocurrency award from the mining pool operator (referred to as a “block reward”) and potentially transaction fees generated from blockchain users and distributed to individual miners by the mining pool operator.

Our fractional share of the block reward is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. The block reward is pre-determined and hard coded into the protocol governing the relevant blockchain. Our proportionate share of transaction fees is based on our contributed share of hashrate as a percentage of total network hashrate during the contract term. The transaction fees are the aggregate fees paid by parties whose transactions are included in the block. Bitcoin earned is measured at fair value at contract inception and is recognized in revenue over the contract term as hashrate is provided.

Cost of revenue

Cost of revenue consists primarily of direct production costs of bitcoin mining operations, consisting mainly of electricity expenses, as well as other facilities costs associated with our wholly-owned Odessa Facility, but excludes depreciation which is separately stated.

General and administrative expenses

General and administrative expenses represent salary and other employee costs including stock-based compensation, insurance expense, rent expense for non-mining locations, professional fees, including accounting and audit, consulting, legal, public relations and/or investor relations expenses, taxes and licenses, travel, and other expenses. We expect our administrative fees to remain high as we incur the ongoing costs of operating as a public company, including increased director and officer insurance costs, potential increases in the number of employees at the Company, and increased travel and conference participation expenses.

Depreciation

Our depreciation expense consists mainly of depreciation for our miners and mining equipment, as well as depreciation associated with leasehold improvements and other capitalized assets associated with our Odessa Facility. It also includes an immaterial amount of depreciation for other property and equipment not directly associated with our mining activities. We capitalize the cost of our mining machines and record depreciation expense on a straight-line basis over the estimated useful life of the machines, which is generally 5 years. Leasehold improvements include capitalized asset retirement costs, which are amortized over the estimated useful life of the related asset. All other leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the remaining life of the related lease.

Change in fair value of derivative asset and power sales

The change in fair value of derivative asset primarily represents the initial fair value recorded for the derivative asset related to the Luminant Power Agreement on July 1, 2022, and includes the subsequent changes in fair value recorded during the reporting period. Additionally, change in fair value of derivative asset also includes income from our sales of electricity prior to bitcoin mining operations beginning at the Odessa Facility. Sales of electricity subsequent to the start of mining operations at the Odessa Facility are recorded in income from power sales.

Equity in losses of equity investees

Equity in losses of equity investees includes our share of the losses recorded by Alborz LLC, Bear LLC and Chief LLC. Additionally, it includes the losses that we recognized upon our contributions of miners to these equity investees, due to the miners have a lower fair value at the time of the contributions than our costs paid to obtain them, which resulted in basis differences between the cost of the investments on our consolidated balance sheet and the amount of our underlying equity in the net assets of the investee attributed to the miners. We are accreting these basis differences and recognizing the accretion as a reduction to our share of the losses recognized by Alborz LLC, Bear LLC and Chief LLC within the equity in losses of equity investees on the consolidated statement of operations over the depreciation period for the miners.

Impairment of bitcoin and realized gain on sale of bitcoin

During 2022, we mined bitcoin and received bitcoin as distributions-in-kind from our equity investees, Alborz LLC, Bear LLC and Chief LLC. All of our bitcoin is recorded as a current asset on our consolidated balance sheet as we expect to begin regularly exchanging our bitcoin held for fiat currency to fund our operating expenses. Cryptocurrencies are accounted for as intangible assets with indefinite useful lives, and as such is assessed for impairment on a daily basis. Impairment exists and is recognized when the carrying amount of bitcoin exceeds its fair value, which is determined based on the lowest daily trading price of bitcoin based on quoted prices on the active trading platform that management has determined is our principal market for bitcoin. We did recognize a small gain related to immaterial sales of bitcoin during 2022. The fair value of bitcoin has been highly volatile since we began to obtain bitcoin through our operating activities, which has impacted our operating results and we expect volatility in the fair value of bitcoin to continue for the foreseeable future.

Provision for income taxes

Our provision for income taxes consists of U.S. deferred federal taxes. A valuation allowance is recorded against substantially all of our net deferred tax assets, which are composed primarily of federal and state net operating loss carryforwards, stock-based compensation, non-goodwill intangibles, investments in joint ventures and lease liabilities; in addition, we have deferred tax liabilities resulting from our derivative and right-to-use assets. Our ability to offset our deferred tax liabilities with our deferred tax assets is limited due to restrictions on the ability to offset taxable income by more than eighty percent with federal net operating losses. As a result, we have recorded a deferred tax liability for the expected amount of future taxable income that isn’t covered by net operating losses. We evaluate our ability to recognize our deferred tax assets annually by considering all positive and negative evidence available as proscribed by the Financial Accounting Standards Board (“FASB”) under its general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Results of Operations

Comparison of the Year Ended December 31, 2022 and the Eleven Months Ended December 31, 2021

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Revenue - bitcoin mining	$3,037	$-

Costs and operating expenses (income)
Cost of revenue	748	-
General and administrative	70,836	72,147
Depreciation	4,378	5
Change in fair value of derivative asset	(73,479)	-
Income from power sales	(458)	-
Equity in losses of equity investees	36,972	-
Realized gain on sale of bitcoin	(6)	-
Impairment of bitcoin	1,467	-
Total costs and operating expenses	40,458	72,152
Operating loss	(37,421)	(72,152)

Other income (expense)
Interest income	215	4
Interest expense	(137)	(27)
Change in fair value of warrant liability	130	22
Total other income (expense)	208	(1)

Loss before taxes	(37,213)	(72,153)

Provision for income taxes	(1,840)	-
Net loss	$(39,053)	$(72,153)

Revenue

Revenue for the year ended December 31, 2022 was $3.0 million and was generated entirely from bitcoin mining operations at our Odessa Facility, which began mining for bitcoin on November 22, 2022. For the period from November 22, 2022 through December 31, 2022, we mined 180 bitcoin at an average price per coin of approximately $17,000. We generated no revenue during the eleven months ended December 31, 2021.

Cost of revenue

Cost of revenue for the year ended December 31, 2022 was $0.7 million and consisted primarily of power costs at the Odessa Facility under the Luminant Power Agreement. We incurred no similar costs during the eleven months ended December 31, 2021.

General and administrative

General and administrative expenses decreased by $1.3 million to $70.8 million during the year ended December 31, 2022 from $72.1 million for the eleven months ended December 31, 2021. The decrease was primarily driven by the reduction in share-based compensation costs of $22.3 million in 2022, which was partially offset by increases of $6.2 million for business insurance, $2.4 million for payroll and payroll-related benefits for employees due to increasing headcount, $2.0 million for taxes, $1.9 million for accounting and audit services, $1.8 million for legal expenses, $1.5 million for rent expense primarily related to our headquarters, $1.5 million for office supplies and software, $1.3 million for consulting expenses, $0.7 million for specific costs of operating as a public company, $0.7 million each for travel expenses, $0.6 million for board fees and $0.4 million for placement expenses associated with increased hiring. Certain costs such as accounting, legal and public company costs were higher during the year ended December 31, 2022 due to operating as a public company for the full fiscal year, as well as due to preparation and filing of the Registration Statement in September 2022. See additional information in “—Liquidity and Capital Resources” below.

Depreciation

Depreciation for the year ended December 31, 2022 was $4.4 million, an increase of $4.4 million over depreciation expense for the eleven months ended December 31, 2021, which was immaterial. The increase was due to miners, mining equipment and leasehold improvements at the Odessa Facility being placed into service in November 2022 and the recognition of depreciation for those assets, as well as amortization of the right-of-use asset for the Interconnection Electrical Facilities that provides power to the Odessa Facility and accretion of the asset retirement obligation at the Odessa data center and depreciation of the associated capitalized costs.

Change in fair value of derivative asset

Change in fair value of derivative asset was $73.5 million for the year ended December 31, 2022 and was driven by the fair value of the Luminant Power Agreement. The $73.5 million included $83.6 million of income recognized for the initial derivative asset fair value on July 1, 2022, partially offset by $11.8 million of expense recorded related to a decrease in the fair value of the Luminant Power Agreement as of December 31, 2022. The change in fair value of derivative asset in 2022 also included $1.7 million for our sales of electricity facilitated by Luminant, which were conducted prior to our ability to accept delivery of power at the Odessa Facility. Subsequent to the Odessa Facility becoming operational, sales of electricity under our Luminant Power Agreement are recorded in power sales on the consolidated statement of operations. We had no effective derivative asset during the eleven months ended December 31, 2021.

Power sales

After the start of mining operations at the Odessa Facility on November 22, 2022, we sold excess electricity that was available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for proceeds of $0.5 million before the end of the 2022.

Equity in losses of equity investees

Equity in losses of equity investees totaled $37.0 million for the year ended December 31, 2022 and primarily consisted of losses totaling $33.4 million recognized by us in relation to miners contributed between June 2022 and October 2022 to Alborz LLC, Bear LLC and Chief LLC that had fair values at the time of the contributions that were less than the costs we paid to obtain the miners. These losses created basis differences in our investments in the equity investees, which we are accreting over the five-year useful life of the miners. Equity in losses of equity investees was also impacted by the net losses of our equity investees, for which we recorded expenses of $5.6 million for our share in their losses for the year ended December 31, 2022; which was partially offset by $2.0 million of accretion for the basis differences mentioned above.

Impairment of bitcoin

We recognized a total of $1.5 million of impairment expense on bitcoin earned from our mining activities and received as distributions from our equity investees during the year ended December 31, 2022.

Other income (expense)

Other income totaled $0.2 million for the year ended December 31, 2022, consisting of interest income of $0.2 million from our money market accounts and $0.1 million from the change in the fair value of our warrant liability; which was partially offset by $0.1 million of interest expense recognized related to the Purchase and Sale Agreement with Luminant’s affiliate, Vistra Operations Company, LLC, for the Interconnection Electrical Facilities, which we recorded as a finance lease on our consolidated balance sheet as of the lease commencement date on November 22, 2022. Other expense for the eleven months ended December 31, 2021 was immaterial.

Provision for income taxes

For the year ended December 31, 2022, we recorded a provision for income taxes of $1.8 million primarily due to our derivative asset related to the Luminant Power Agreement. In the eleven months ended December 31, 2021, we did not record any provision or benefit for income taxes.

Liquidity and Capital Resources

We incurred a net loss of $39.1 million and negative cash flows from operations of $20.9 million for the year ended December 31, 2022. As of December 31, 2022, we had cash and cash equivalents of $11.9 million, total stockholders’ equity of $342.9 million and an accumulated deficit of $111.2 million. To date, we have relied in large part on proceeds from the consummation of our business combination with GWAC (the “Business Combination”) to fund our operations. During the year ended December 31, 2022, we paid approximately $188.1 million as deposits on equipment, primarily for miners, and had $73.0 million of deposits on equipment still on our consolidated balance sheet as of December 31, 2022. We currently do not have any outstanding amounts due associated with purchase commitments for miners; however, management expects to incur ongoing capital expenditures in the first half of 2023 related to the Odessa Facility that will require resources beyond our existing financial resources as of December 31, 2022. Management intends to continue with the infrastructure buildout at the Odessa Facility to get the site to full capacity in support of our current business plans. Our management believes that our existing financial resources, combined with projected cash and bitcoin inflows from its data centers and our intent and ability to sell bitcoin received or earned, will be sufficient to enable us to meet our operating and capital requirements for at least 12 months from the date these consolidated financial statements are issued.

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

In connection with the filing of the Registration Statement, we also entered into an at-the-market offering agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), under which we may, from time to time, sell shares of our Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Agent, which is included in the $500.0 million of securities that may be offered pursuant to the Registration Statement. Sales of the shares of Common Stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sales Agreement, we will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of any shares of Common Stock under the Sales Agreement. We are not obligated to make any sales of shares of our Common Stock under the Sales Agreement. We have not sold any shares of our Common Stock under the Sales Agreement as of the issuance of these consolidated financial statements.

Cash Flows

The following summarizes our sources and uses of cash for the periods indicated (in thousands):

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(20,915)	$(31,666)
Net cash used in investing activities	(173,909)	(120,140)
Net cash (used in) provided by financing activities	(3,090)	361,647
Net (decrease) increase in cash and cash equivalents	$(197,914)	$209,841

Operating Activities

Net cash used in operating activities declined by $10.8 million to $20.9 million for the year ended December 31, 2022 from $31.7 million in the eleven months ended December 31, 2021. This was primarily driven by a reduction in our net loss by $33.1 million to $39.1 million in 2022 from $72.2 million in 2021, which was impacted by a total decrease in non-cash items totaling $53.2 million, which primarily included the $73.5 million change in fair value of derivative asset following the effective date of the Luminant Power Agreement on July 1, 2022 and the $22.3 million reduction in share-based compensation expense; partially offset by increases in non-cash equity in losses of equity investees of $37.0 million, which was comprised mainly of the $33.4 million of losses recognized upon our contributions of equipment during the current year, and depreciation expense of $4.4 million. Additionally, changes in assets and liabilities resulted in decreases in cash used of $30.9 million between the year ended December 31, 2022 and the eleven months ended December 31, 2021. This improvement consisted primarily of an improvement in cash from the following: prepaid expenses and other current assets of $19.8 million; security deposits of $3.0 million; accounts payable of $2.2 million (including related party accounts payable); as well as proceeds from the reduction of scheduled power under the Luminant Power Agreement of $5.1 million and from power sales of $1.7 million. These increases in cash were offset by a decrease related to the related party accounts receivable of $1.1 million.

Investing Activities

Net cash used in investing activities increased by $53.8 million to $173.9 million during the year ended December 31, 2022 from $120.1 million during the eleven months ended December 31, 2021. This was due to increases of $73.2 million for deposits paid for miners and mining equipment and $34.8 million for purchases of property and equipment primarily related to construction at the Odessa Facility, which were partially offset by cash distributions totaling $54.0 million from Alborz LLC, Bear LLC and Chief LLC.

Financing Activities

Net cash from financing activities decreased by $364.7 million to net cash used of $3.1 million for the year ended December 31, 2022 from net cash provided of $361.6 million for the eleven months ended December 31, 2021. The decrease was due to the cash proceeds received from the Business Combination, net of issuance costs, of approximately $384.9 million during the eleven months ended December 31, 2021, offset by a $20.2 million reduction in cash used to repurchase shares to cover the tax obligations of employees resulting from the vesting of RSUs.

Limited Business History; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of our performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no current intention of entering into a merger or acquisition within the next 12 months. We may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, we have incurred and expect to continue to incur significant costs related to becoming a public company. Accordingly, we may in engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, we may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect our business plan. For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We may need to raise additional capital, which may not be available on terms acceptable to us, or at all.”

Contractual Obligations and Other Commitments

Leases

On December 17, 2021, we entered into a lease agreement for executive office space, with an effective term commencing on February 1, 2022 and monthly rent payments of approximately $0.1 million commencing on June 1, 2022. The initial lease term is for a period of five years and four months.

We also entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to us where our data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) have been set up for our Odessa Facility. We entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support our planned operations. Management determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842 (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

Our management determined that the Combined Luminant Lease Agreement contains two lease components; and the components should be accounted for together as a single lease component, because the effect of accounting for the land lease separately would be insignificant. Financing for use of the land and substation is provided by Luminant affiliates, with monthly installments of principal and interest due over a five-year period starting upon transfer of legal title of the substation to us (estimated total undiscounted principal payments of $15.0 million).

The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Mining and Mining Equipment

At December 31, 2022, we had the following contractual obligations and other commitments for miners and other mining equipment (in thousands):

Vendor	Agreement Dates	Original Maximum Purchase Commitment (1)	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain Technologies Limited (2)	August 20, 2021 and August 30, 2021	$171,135	$1,720	$1,720	February 2023 through April 2023
SuperAcme Technology (Hong Kong) (2)	May 6, 2022 and November 4, 2022	222,401	50,660	50,660	January 2023 through April 2023
Bitfury USA and other vendors (primarily for BBACs)	Various		20,638	20,638
Total			$73,018	$73,018

(1) Maximum purchase commitment did not consider discounts that we could qualify for with the respective vendors, which reduced the total cost of the miners.

(2) Pursuant to our agreements with Bitmain and SuperAcme, we are responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

We have purchased miners from Bitmain and SuperAcme.

Under our agreement of August 2021 with Bitmain, we purchased a total of 27,000 S19j Pro miners, at an average price of $49.66 per terahash. As of the date of this filing, we have received all 27,000 of those miners at our data centers in Texas and we have no further payment obligations under that agreement.

In November and December 2022, we agreed to purchase an additional 5,000 and 2,200 S19j Pro miners, respectively, from Bitmain for delivery in February and March 2023, respectively. For these miners, we paid an average price of $2.35 per terahash, covering the majority of the purchase price by using accumulated Bitmain coupons from previous orders. We have no further payments due in respect of those orders. As of the date of this filing, approximately 4,600 of those miners have been delivered to us in Texas, and we expect the remainder to be delivered before the end of April 2023.

Under our framework agreement of September 2021 with SuperAcme, which was amended and restated by the Amended and Restated Framework Agreement, we agreed to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners. In November 2022 we entered into the Supplementary Agreement with SuperAcme, which amended and supplemented the Amended and Restated Framework Agreement by changing the previously agreed fixed and floating price terms for miners that had yet to be delivered. As of the date of the Supplementary Agreement, SuperAcme had delivered 17,833 miners to us in Texas, with an aggregate cost of approximately $51.1 million, and the Company had paid a total of $101.8 million to SuperAcme. We applied the remaining balance of $50.7 million to purchase miners at the new fixed and floating price terms set forth in the Supplementary Agreement, and SuperAcme delivered 17,286 additional miners to us in Texas. Of the miners we have purchased, SuperAcme has delivered 34,927 miners, and we expect the remainder to be delivered by the end of April 2023. In total, we have purchased 35,119 MicroBT miners from SuperAcme, at an average price of $28.64 per terahash.

On October 11, 2021, we entered into an agreement with Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of between 28,000 to 56,000 mining rigs, to be delivered in seven batches on a monthly basis between June 2022 and December 2022. Generally, under this agreement, we agreed to pay a maximum price of $6,250 per machine, with an advance payment of $10.0 million due on or before the third business day following the execution of the agreement, and advance payments for each monthly batch due thereafter in accordance with the terms of the agreement. The $10.0 million advance payment was paid by us prior to December 31, 2021. The agreement was a non-binding commitment unless and until confirmed by a mutually executed order confirmation. We did not enter into any such order confirmations and, as mentioned above in Item 1A. Risk Factors, we executed the Waiver Agreement with Bitfury Top HoldCo in April 2022, which provided for the cancellation of 2,890,173 shares of Common Stock held by Bitfury Top HoldCo as consideration for the $10.0 million deposit.

We also entered into two agreements with Bitfury USA, a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement, to purchase a total of 240 units of BBACs. As of December 31, 2022, a total of 150 containers have been received, and the rest are expected to be delivered by April 2023.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of depreciation and amortization, stock compensation expense and the non-cash change in fair value of derivative asset and (ii) non-GAAP net loss and non-GAAP diluted loss per share that excludes the impact of depreciation and amortization, the non-cash change in fair value of derivative asset, the non-cash change in fair value of the warrant liability and stock compensation expense. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United Stated (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors in comparing our performance across reporting periods on a consistent basis. Non-GAAP loss from operations excludes non-cash operational expenses that we believe are not reflective of our general business performance such as (i) depreciation and amortization, (ii) the non-cash change in fair value of our derivative asset and (iii) stock compensation expense, which could vary significantly in comparison to other companies.

Non-GAAP net loss and non-GAAP diluted loss per share exclude the impact of (i) depreciation and amortization, (ii) non-cash change in fair value of our derivative asset, (iii) non-cash change in fair value of our warrant liability and (iv) stock compensation expense. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from the non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers and directors. Similarly, we expect that depreciation and amortization will continue to be a recurring expense over the term of the useful life of the related assets. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with GAAP. We rely primarily on such consolidated financial statements to understand, manage and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of (i) depreciation and amortization, (ii) non-cash change in fair value of our derivative asset and (iii) stock compensation expense, to its most directly comparable GAAP measure for the periods indicated (in thousands):

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Reconciliation of non-GAAP loss from operations:
Operating loss	$(37,421)	$(72,152)
Depreciation and amortization	5,150	5
Change in fair value of derivative asset	(71,758)	-
Stock compensation expense	41,504	63,765
Non-GAAP loss from operations	$(62,525)	$(8,382)

The following are reconciliations of our non-GAAP net loss and non-GAAP basic and diluted net loss per share, in each case excluding the impact of (i) depreciation and amortization (ii) non-cash change in fair value of our derivative asset, (iii) non-cash change in fair value of our warrant liability and (iv) stock compensation expense, to the most directly comparable GAAP measures for the periods indicated (in thousands):

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Reconciliation of non-GAAP net loss:
Net loss	$(39,053)	$(72,153)
Non-cash adjustments to net loss:
Depreciation and amortization	5,150	5
Change in fair value of derivative asset	(71,758)	-
Change in fair value of warrant liability	130	22
Stock compensation expense	41,504	63,765
Total non-cash adjustments to net loss	(24,974)	63,792
Non-GAAP net loss	$(64,027)	$(8,361)

Reconciliation of non-GAAP basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.16)	$(0.33)
Depreciation and amortization (per share)	0.02	-
Change in fair value of derivative asset (per share)	(0.29)	-
Change in fair value of warrant liability (per share)	-	-
Stock compensation expense (per share)	0.17	0.29
Non-GAAP basic and diluted net loss per share	$(0.26)	$(0.04)

Critical Accounting Policies, Significant Judgments and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. As of and for the year ended December 31, 2022, the most significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuations of the derivative asset, determination of our asset retirement obligation and the valuation allowance associated with our deferred tax assets. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported and future financial results.

Fair value of financial instruments

Our financial assets and liabilities are accounted for in accordance with ASC 820, Fair Value Measurement, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

The carrying values reported in our consolidated balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

Bitcoin

Bitcoin are included in current assets on our consolidated balance sheets. Bitcoin received through our wholly-owned mining activities are accounted for in connection with our revenue recognition policy. Bitcoin awarded to us as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, Nonmonetary Transactions, and recorded at fair value upon receipt.

Bitcoin held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If management concludes otherwise, we are required to perform a quantitative impairment test. Management has elected to bypass the optional qualitative impairment assessment and to track bitcoin activity daily for impairment assessment purposes. Management determines the fair value of bitcoin on a nonrecurring basis in accordance with ASC 820, based on quoted prices on the active trading platform that management has determined is our principal market for bitcoin (Level 1 inputs). Management performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicate that it is more likely than not that its bitcoin are impaired. For impairment testing purposes, the lowest daily trading price of bitcoin is identified at the single of bitcoin level. The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Bitcoin awarded to us through our mining activities are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. Proceeds from sales of bitcoin are included within cash flows from operating activities on the consolidated statements of cash flows and any realized gains or losses from such sales are included in costs and operating expenses (income) on the consolidated statements of operations. The receipt of bitcoin as distributions-in-kind from equity investees are included within investing activities on the consolidated statements of cash flows. Bitcoin are sold on a first-in-first-out basis.

Derivative asset

Management determined that, as of July 1, 2022, the Luminant Power Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging. Because we have the ability to sell our electricity rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, management does not believe the normal purchases and normal sales scope exception applies to the Luminant Power Agreement. Accordingly, the Luminant Power Agreement (the non-hedging derivative contract) is recorded at an estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations.

The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years. The valuations performed by the third-party valuation firm engaged by management utilized pre-tax discount rates of 6.83% and 7.19% as of December 31, 2022 and the derivative effective date of July 1, 2022, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

Asset retirement obligation

Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the construction, development and/or normal operation of a long-lived asset. We currently have one asset retirement obligation (“ARO”) related to the construction of the data center and installation of the related electrical infrastructure at the Odessa Facility. ASC 410, Asset Retirement and Environmental Obligations, requires an entity to record the fair value of a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made. Due to the long lead time involved until decommissioning activities occur, we use a present value technique to estimate the liability. A liability for the fair value of the ARO based on the expected present value of estimated future decommissioning costs with a corresponding increase to the carrying value of the related long-lived asset (leasehold improvements) was recorded upon commencement of the lease in November 2022. The estimated capitalized asset retirement costs are depreciated using the straight-line method over the estimated remaining useful life of the related long-lived asset, with such depreciation included in depreciation expense in the consolidated statements of operations. The ARO is accreted based on the original discount rate and is recognized as an increase in the carrying amount of the liability and as a charge to accretion expense, which is included in depreciation expense in the consolidated statements of operations. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligation, management reassesses the ARO to determine whether any revisions to the obligation are necessary. Revisions to the estimated ARO for items such as (i) new liabilities incurred, (ii) liabilities settled during the period and (iii) revisions to estimated future cash flow requirements (if any), will result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the ARO, management made certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Investment in equity investees

We account for investments using the equity method of accounting if the investments provide us with the ability to exercise significant influence, but not control, over our investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the common stock of an investee (including a joint venture) shall be initially measured and recorded at cost; however, an investor shall initially measure at fair value an investment in the common stock of an investee (including a joint venture) recognized upon the derecognition of a distinct nonfinancial asset at the time that control over the distinct nonfinancial asset is transferred to the equity investee, such as that which occurs upon our transfer of miners and mining equipment to a joint venture.

Our investments are subsequently adjusted to recognize our share of net income or losses as they occur. We also adjust our investments upon receipt of bitcoin from an equity investee, which is accounted for as a distribution-in-kind. Our share of investees’ earnings or losses is recorded, net of taxes, within equity in losses of equity investees on the consolidated statements of operations. Additionally, our interest in the net assets of our equity method investees is reflected on the consolidated balance sheets. If, upon our contribution of nonfinancial assets to a joint venture, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on our proportionate share of the investee’s net income or loss. If we are unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

We consider whether the fair value of our equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If we considered any such decline to be other than temporary (based on various factors, including historical financial results, success of the mining operations and the overall health of the investee’s industry), then we would record a write-down to the estimated fair value.

Impairment of long-lived assets

Management reviews long-lived assets, including leases and investments, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, asset group, or investment may not be recoverable.

Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Because the impairment test for long-lived assets held in use is based on estimated undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

For leases with a term exceeding 12 months, a lease liability is recorded on our consolidated balance sheet at lease commencement reflecting the present value of our fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of our fixed payment obligations for a given lease, we use our incremental borrowing rate, determined based on information available at lease commencement, if rates implicit in our leasing arrangements are not readily determinable. Our incremental borrowing rate reflects the rate we would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition. For leases with a term of 12 months or less, any fixed payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception are insignificant. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

ASC 842 provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes.

Revenue recognition

We recognize revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

•
Constraining estimates of variable consideration
•
The existence of a significant financing component in the contract
•
Noncash consideration
•
Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which we would sell a promised service separately to a customer. The relative selling price for each performance obligation is estimated using observable objective evidence if it is available. If observable objective evidence is not available, we use our best estimate of the selling price for the promised service. In instances where we do not sell a service separately, establishing standalone selling price requires significant judgment. We estimate the standalone selling price by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time.

We entered into a bitcoin mining pool by executing a contract, which may be amended from time to time, with a mining pool operator to provide computing power to the mining pool. Specifically, in November 2022, we entered into a mining pool contract with Foundry. Providing computing power to a mining pool operator for the purpose of cryptocurrency transaction verification is an output of our ordinary activities. The contract is terminable at any time by either party with no substantive termination penalty. Our enforceable right to compensation begins when, and lasts for as long as, we provide computing power to the mining pool operator; our performance obligation extends over the contract term given our continuous provision of hashrate. This period of time corresponds with the period of service for which the mining pool operator determines compensation due to us. Given cancellation terms of the contract, and our customary business practice, the contract effectively provides us with the option to renew for successive contract terms of 24 hours. The options to renew are not material rights because they are offered at the standalone selling price of computing power. We elected the optional exemption to not disclose the transaction price allocated to remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

The provision of computing power in accordance with the mining pool operator’s terms of service is the only performance obligation in our contract with the mining pool operator, our customer. In exchange for providing computing power pursuant to Foundry’s terms of service, we are entitled to noncash consideration in the form of bitcoin, measured under the Full Pay Per Share (“FPPS”) approach. Under the FPPS approach, we are entitled to a fractional share of the fixed bitcoin award from the mining pool operator (referred to as a “block reward”) and potentially transaction fees generated from (paid by) blockchain users and distributed (paid out) to individual miners by the mining pool operator. Our fractional share of the block reward is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. We are entitled to our relative share of consideration even if a block is not successfully placed. In other words, we receive consideration once after the end of each 24-hour contract period, regardless of whether the pool successfully places a block. Our proportionate share of transaction fees is based on our contributed share of hashrate as a percentage of total network hashrate during the contract term.

The mining pool operator calculates block rewards under the FPPS approach described above and may charge a pool fee for maintenance of the pool that reduces the amount of block rewards to which we are entitled. Foundry did not claim a fee for any block rewards earned by us in 2022. After every 24-hour contract term, we receive a payout and the pool transfers the bitcoin consideration to our designated bitcoin wallet.

Noncash consideration is measured at fair value at contract inception. Fair value of the bitcoin consideration is determined using the quoted price on our principal market for bitcoin at the beginning of the contract period at the single bitcoin level (one bitcoin). This amount is recognized in revenue over the contract term as hashrate is provided. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of bitcoin) are not included in the transaction price and hence are not included in revenue. Changes in fair value of the noncash consideration post-contract inception that are due to reasons other than form of consideration (other than changes in the market value of bitcoin) are measured based on the guidance on variable consideration, including the constraint on estimates of variable consideration.

Because the consideration to which we expect to be entitled for providing computing power is entirely variable, as well as being noncash consideration, we assess the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of bitcoin to which we are entitled becomes known.

There is no significant financing component in these transactions.

Our ability to satisfy the performance obligation under our contract with a mining pool operator to provide computing power may be contracted to various third parties and there is a risk that if these parties are unable to perform or curtail their operations, our revenue and operating results may be affected. Please see “Business— Business Agreements—Power and Hosting Arrangements” for additional information about our power arrangements.

Share-based compensation

We account for all share-based payments to employees, consultants and directors, which may include grants of stock options, stock appreciation rights, restricted stock awards, and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. As of December 31, 2022, we have awarded only RSUs with service-based vesting conditions (“Service- Based RSUs”) and performance-based RSUs with market-based vesting conditions (“Performance-Based RSUs”). Compensation expense for all awards is amortized based upon a graded vesting method over the estimated requisite service period. All share-based compensation expenses are recorded in general and administrative expense in the consolidated statements of operations. Forfeitures are recorded as they occur.

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

Weighted average assumptions used in the November 17, 2021 Monte Carlo valuation model for Performance-Based RSUs awarded on that date were: expected volatility of 96.1% and a risk-free rate of 1.60% based upon a remaining term of 10 years. These assumptions were used to estimate share-based compensation expense related to our Performance-Based RSUs, which was recognized in our consolidated financial statements year ended December 31, 2022 and for the eleven months ended December 31, 2021, and which will continue to impact our consolidated financial results over the remaining weighted average derived service period of the Performance-Based RSUs, which, as of December 31, 2022 is expected to occur over the next 1.4 years.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022, the end of the period covered by this Annual Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this evaluation, management identified a weakness in internal control over financial reporting related to Information Technology General Controls (“ITGC”). Specifically, the Company did not design and/or implement user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

The material weakness described above did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report.

Remediation

As noted above, during management’s assessment of internal controls over financial reporting (“ICFR”) a material weakness was identified related to certain ITGCs over user access, segregation of duties and change management controls.

As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors. Our plan includes the following:

•
Enhance our remediation efforts by continuing to devote resources in 2023 in key financial reporting and information technology areas.
•
Continue to utilize an external third-party internal audit and SOX 404 implementation firm to work to improve the Company’s controls related to our material weaknesses, specifically relating to user access and change management surrounding the Company’s IT systems and applications.
•
Continue to implement new processes and controls and engage external resources when required in connection with remediating this material weakness, such that these controls are designed, implemented, and operating effectively.
•
Continue to formalize our policies and processes over including those over outside service providers with a specific focus on enhancing design and documentation related to (i) developing and communicating additional policies and procedures to govern the areas of IT change management and user access processes and related control activities and (ii) develop robust processes to validate data received from third-parties and relied upon to generate financial statements is complete and accurate.

We recognize that the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediate controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because our remediation efforts involve our outsource service providers, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

We continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. In addition, we report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.

Changes in Internal Control Over Financial Reporting

Other than what is disclosed above there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report):

Name	Age	Title
Tyler Page	47	Chief Executive Officer and Director
Edward Farrell	62	Chief Financial Officer
Patrick Kelly	44	Chief Operating Officer
William Iwaschuk	47	Chief Legal Officer and Corporate Secretary
Cary Grossman	69	Director
Caitlin Long	53	Director
James Newsome	63	Director
Wesley (Bo) Williams	46	Director
Holly Morrow Evans	47	Director
Robert Dykes	73	Director

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

Edward Farrell has served as Cipher’s Chief Financial Officer since August 2021. Prior to Cipher, from 2003 to 2018, Mr. Farrell held several senior positions at AllianceBernstein, L.P., including Controller, Chief Accounting Officer and Chief Financial Officer. Mr. Farrell brings more than 35 years of financial administration and leadership experience in the financial services industry, including his prior positions at Nomura Securities International and Salomon Brothers. Ed started his career at PricewaterhouseCoopers LLP. Mr. Farrell currently serves on the board of directors Arbor Realty Trust, Inc. where he is a member to both their Audit and Compensation Committees. He received his B.B.A. in Business Administration from St. Bonaventure University.

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

William Iwaschuk has served as Cipher’s Chief Legal Officer since August 2021, and as Corporate Secretary since May 2022. Prior to Cipher, from 2014 to 2020, Mr. Iwaschuk held senior positions at Tower Research Capital LLC, including serving as General Counsel and Secretary (2016‑2020) and Counsel (2014‑2016). From 2013 to 2014, Mr. Iwaschuk was a Partner in the Investment Management Group of Morgan, Lewis & Bockius LLP in New York. Mr. Iwaschuk also previously served as a Vice‑President in the legal department at Goldman Sachs & Co. from 2005 until 2012. He started his career as an equity derivatives associate at Davis Polk & Wardwell LLP in New York. Mr. Iwaschuk also currently serves on the board of directors of Futures and Options, a non-profit organization. Mr. Iwaschuk received his LL.B. and B.A. degrees from The University of British Columbia.

Non‑Employee Directors

Cary Grossman has served as a member of our board of directors since August 2021. Mr. Grossman co-founded GWAC in 2020 and served as its President and a member of its board of directors from June 2020 through August 2021. Since February 2021, Mr. Grossman also served as President, Chief Financial Officer and a member of the board of directors of Good Works II Acquisition Corp. In May 2022, he was also appointed Chief Executive Officer of Good Works II Acquisition Corp. Mr. Grossman is a veteran corporate finance professional with a combination of executive management, investment banking and public accounting experience. In 2010, Mr. Grossman co-founded Shoreline Capital Advisors, Inc., an advisory firm focused on providing financial advisory services to middle-market companies. Prior to Shoreline Capital Advisors, from 1991 to 2002, Mr. Grossman co-founded and was the CEO of another investment banking firm, McFarland, Grossman & Company. Earlier in his career, he practiced public accounting for 15 years. Mr. Grossman also held a number of executive positions, including: President of XFit, Inc. from 2019 to 2020; Chief Financial Officer of Blaze Metals, LLC from 2007 to 2010; Executive Vice President, Chief Financial Officer and Chief Operating Officer of Gentium, S.P.A. from 2004 to 2006; Chief Executive Officer of ERP Environmental Services, Inc. and Chief Financial Officer of U.S. Liquids, Inc. from 2001 to 2003. He also co-founded Pentacon, Inc. (NYSE: JIT) and served as a board member and Executive Chairman from 1998 until 2002, and as a director of Metalico (NYSE: MEA) from 2014 until 2015 and INX Inc. (Nasdaq: INXI) from 2004 until 2011. Mr. Grossman is a Certified Public Accountant and earned a B.B.A. in Business Administration from the University of Texas. We believe that Mr. Grossman is well qualified to serve on our board of directors due to his extensive corporate finance and management experience and his overall public company experience.

Caitlin Long has served as a member of our board of directors since August 2021. Ms. Long has extensive experience in both traditional financial services and cryptocurrencies. She is the Founder and Chief Executive Officer of Custodia Bank, Inc. (formerly Avanti Financial Group, Inc.), a chartered bank that she founded in 2020 to serve as a compliant bridge between the U.S. dollar and cryptocurrency financial systems. From 2016 to 2018, Ms. Long served as the Chairman and President of Symbiont.io, an enterprise fintech company that utilizes blockchain technology. Beginning in 2017 she helped lead the charge in her native state of Wyoming to enact more than 20 blockchain‑enabling laws during consecutive legislative sessions, and in 2018 she was appointed by two Wyoming Governors to serve on related legislative committees. She worked at investment banks in New York and Zurich from 1994 to 2016, where she held senior roles as a Managing Director at Morgan Stanley and Credit Suisse. Ms. Long earned a B.A. from the University of Wyoming and a joint J.D./ M.P.P. degree from Harvard Law School and Harvard Kennedy School of Government. We believe that Ms. Long is well qualified to serve on our board of directors due to her extensive digital asset experience, her legal and regulatory expertise, and her prior experience working with public companies.

James Newsome has served as a member of our board of directors since August 2021. Mr. Newsome served on the advisory board of Bitfury Top HoldCo from 2015 until 2021. Mr. Newsome served as president of the New York Mercantile Exchange from August of 2004 until it was acquired by the CME Group in 2009. He subsequently served on the board of CME Group from 2009 until 2011. Mr. Newsome has also previously served on the board of directors of the Dubai Mercantile Exchange and is a former director of the National Futures Association. From 1998 until 2004, Mr. Newsome held various senior roles at the U.S. Commodity Futures Trading Commission (“CFTC”) from Commissioner (1998 to 2000) to a Chairman of CFTC (2000 to 2004). As a Chairman of CFTC, Mr. Newsome guided the regulation of the nation’s futures markets and led the CFTC’s regulatory implementation of the Commodity Futures Modernization Act of 2000. He also served as one of four members of the President’s Working Group for Financial Markets, along with the Secretary of the Treasury and the Chairmen of the Federal Reserve and the SEC. Mr. Newsome is also presently a founding partner of Delta Strategy Group, a full‑service government affairs firm based in Washington, D.C. He earned a B.S. in Economics from the University of Florida, a Masters in Genetics from Mississippi State University and a Ph.D. in Economics from Mississippi State University. We believe that Mr. Newsome is well qualified to serve on our board of directors due to his extensive corporate finance and management experience.

Wesley Williams has served on our board of directors since August 2021. Mr. Williams brings over 20 years of experience in corporate finance. Since 2021, Mr. Williams has served as the Head of Aquarian Credit Partners. Since 2017, he has served as Portfolio Manager, Chief Operating Officer, and a member of the Board of Managers of Gallatin Loan Management, a high yield credit investment management firm. From 2013 until 2016, Mr.

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

Holly Morrow Evans has served on our board of directors since August 2021. Since 2015, Ms. Evans has been a partner at Hakluyt and Company, where she currently serves as the firm’s Head of Risk and Deputy Managing Partner. From 2007 to 2013, she was a senior adviser for ExxonMobil. She also served as director on the National Security Council from 2005 to 2007 and as China advisor to the office of the Vice President from 2003 to 2005. Mrs. Evans holds a B.A. in Political Science from Georgetown and an M.A. in Asian Studies from Harvard University. We believe that Mrs. Evans is well qualified to serve on our board of directors due to her extensive advisory experience.

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at https://investors.ciphermining.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

The remaining information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
(1) Financial Statements.

The following documents are included on pages F‑1 through F‑39 attached hereto and are filed as part of this Annual Report on Form 10‑K.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F‑3
Consolidated Statements of Operations for the year ended December 31, 2022 and the eleven months ended December 31, 2021	F‑4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and the eleven months ended December 31, 2021	F‑5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and the eleven months ended December 31, 2021	F‑6
Notes to Consolidated Financial Statements	F‑8

(a)
(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.

(a)
(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date	Furnished Herewith

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/21
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/21
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/21
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/20
4.3	Description of Capital Stock	10-K	001-39625	4.3	3/4/22
10.1	Master Services and Supply Agreement, by and among Bitfury Top HoldCo B.V. and Cipher Mining Technologies Inc. dated August 26, 2021	8-K	001-39625	10.1	8/31/21
10.2	Amended and Restated Registration Rights Agreement among Good Works Acquisition Corp., Good Works Acquisition Corp.’ directors, Bitfury Top HoldCo and others, dated August 26, 2021	8-K	001-39625	10.2	8/31/21
10.3	Company Lock-Up Agreement by and among Bitfury Top HoldCo B.V. and Good Works Acquisition Corp.	8-K	001-39625	10.3	8/31/21
10.4	Sponsor Lock-Up Agreement by and among I-B Goodworks LLC and Good Works Acquisition Corp.	8-K	001-39625	10.4	8/31/21

10.5#	Form of Indemnification and Advancement Agreement for Cipher Mining Inc.	S-4/A	333-256115	10.16	6/15/21
10.6#	Form of Indemnification and Advancement Agreement for Cipher Mining Technologies Inc.	S-4/A	333-256115	10.17	6/15/21
10.7	Amended and Restated Bitfury Subscription Agreement	8-K	001-39625	10.7	8/31/21
10.8#	Cipher Mining Incentive Award Plan	8-K	001-39625	10.8	8/31/21
10.9#	Form of Cipher Mining Inc. Restricted Stock Grant Notice and Restricted Stock Agreement under Incentive Award Plan	8-K	001-39625	10.8(a)	8/31/21
10.10#	Form of Cipher Mining Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Incentive Award Plan	8-K	001-39625	10.8(b)	8/31/21
10.11#	Form of Cipher Mining Inc. Stock Option Grant Notice and Stock Option Agreement under Incentive Award Plan	8-K	001-39625	10.8(c)	8/31/21
10.12	Form of Cipher Mining Inc. Executive Officer Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Double Trigger) under Incentive Award Plan	8-K	001-39625	10.1	9/15/22
10.13	Power Purchase Agreement, dated June 23, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.22	7/9/21
10.14	First Amendment to the Power Purchase Agreement, dated July 9, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.23	7/9/21
10.15	Second Amendment to the Power Purchase Agreement, dated February 28, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	10-K	001-39625	10.35	3/4/22
10.16	Third Amendment to the Power Purchase Agreement, dated August 26, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	8-K	001-39625	10.1	9/1/22
10.17	Lease Agreement, dated June 29, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.24	7/9/21
10.18	First Amendment to the Lease Agreement, dated July 9, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.25	7/9/21
10.19	Purchase and Sale Agreement, dated June 28, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.26	7/9/21
10.20	First Amendment to the Purchase and Sale Agreement, dated July 9, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.27	7/9/21
10.21	Framework Agreement, dated June 10, 2021, by and between WindHQ LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.24	6/15/21
10.22	Fee Side Letter to the Master Services and Supply Agreement by and among Bitfury Top Holdco B.V. and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.22	6/15/21
10.23	Non-Fixed Price Sales and Purchase Agreement, dated August 20, 2021	8-K	001-39625	10.1	9/2/21
10.24	Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement, dated August 30, 2021	8-K	001-39625	10.2	9/2/21
10.25	Amended and Restated Framework Agreement on Supply of Blockchain Servers, dated May 6, 2022	8-K	001-39625	10.1	5/10/22
10.26	Supplementary Agreement of the Framework Agreement on Supply of Blockchain Servers, dated November 4, 2022	8-K	001-39625	10.1	11/8/22

10.27#	Employment Agreement, dated as of May 11, 2021, by and between Tyler Page and Cipher Mining Technologies Inc.	S-4	333-256115	10.23	5/14/21
10.28#	Employment Agreement, dated as of May 11, 2021, by and between Edward Farrell and Cipher Mining Technologies Inc.	S-4	333-256115	10.24	5/14/21
10.29#	Employment Agreement, dated as of May 11, 2021, by and between William Iwaschuk and Cipher Mining Technologies Inc.	S-4	333-256115	10.25	5/14/21
10.30#	Employment Agreement, dated as of May 11, 2021, by and between Patrick Kelly and Cipher Mining Technologies Inc.	S-4	333-256115	10.26	5/14/21
10.31	Purchase Order No. 21-041, dated December 29, 2021	8-K	001-39625	10.1	1/04/22
10.32#	Non-Employee Director Compensation Policy.	S-1	333-262283	10.35	1/21/22
10.33	Form of LLC Agreement	10-K	001-39625	10.34	3/4/22
10.34	At-The-Market Offering Agreement, dated September 21, 2022, between the Company and H.C. Wainwright & Co., LLC	S-3	333-267537	1.2	9/21/22
10.35	Waiver Agreement, dated as of April 8, 2022	8-K	001-39625	99.1	4/14/22
10.36	Board Observer Agreement, dated as of April 8, 2022	8-K	001-39625	99.2	4/14/22
21.1	List of Subsidiaries of Cipher Mining Inc.	10-K	001-39625	21.1	3/4/22
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

CIPHER MINING INC.

Date: March 14, 2023	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer

Date: March 14, 2023	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tyler Page, Edward Farrell and William Iwaschuk, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, authorizing said persons and granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyler Page	Director, Chief Executive Officer	March 14, 2023
Tyler Page	(Principal Executive Officer)

/s/ Edward Farrell	Chief Financial Officer	March 14, 2023
Edward Farrell	(Principal Financial and Accounting Officer)

/s/ James Newsome	Chairman of the Board	March 14, 2023
James Newsome

/s/ Robert Dykes	Director	March 14, 2023
Robert Dykes

/s/ Cary Grossman	Director	March 14, 2023
Cary Grossman

/s/ Caitlin Long	Director	March 14, 2023
Caitlin Long

/s/ Holly Morrow Evans	Director	March 14, 2023
Holly Morrow Evans

/s/ Wesley Williams	Director	March 14, 2023
Wesley Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cipher Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cipher Mining Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and the eleven months ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the eleven month period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, CA

March 14, 2023

CIPHER MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$11,927	$209,841
Accounts receivable	98	-
Receivables, related party	1,102	-
Prepaid expenses and other current assets	7,254	13,819
Bitcoin	6,283	-
Derivative asset	21,071	-
Total current assets	47,735	223,660
Property and equipment, net	191,784	5,124
Deposits on equipment	73,018	114,857
Investment in equity investees	37,478	-
Derivative asset	45,631	-
Operating lease right-of-use asset	5,087	-
Security deposits	17,730	10,352
Deferred investment costs	-	174
Total assets	$418,463	$354,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,286	$242
Accounts payable, related party	3,083	-
Accrued expenses and other current liabilities	19,353	257
Finance lease liability, current portion	2,567	-
Operating lease liability, current portion	1,030	-
Warrant liability	7	-
Total current liabilities	40,326	499
Asset retirement obligation	16,682	-
Finance lease liability	12,229	-
Operating lease liability	4,494	-
Deferred tax liability	1,840	-
Warrant liability	-	137
Total liabilities	75,571	636
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 251,095,305 and 252,131,679 shares issued as of December 31, 2022 and 2021, respectively, and 247,551,958 and 249,279,420 shares outstanding as of December 31, 2022 and 2021, respectively	251	252
Additional paid-in capital	453,854	425,438
Accumulated deficit	(111,209)	(72,156)
Treasury stock, at par, 3,543,347 and 2,852,259 shares at December 31, 2022 and 2021, respectively	(4)	(3)
Total stockholders’ equity	342,892	353,531
Total liabilities and stockholders’ equity	$418,463	$354,167

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Revenue - bitcoin mining	$3,037	$-

Costs and operating expenses (income)
Cost of revenue	748	-
General and administrative	70,836	72,147
Depreciation	4,378	5
Change in fair value of derivative asset	(73,479)	-
Power sales	(458)	-
Equity in losses of equity investees	36,972	-
Realized gain on sale of bitcoin	(6)	-
Impairment of bitcoin	1,467	-
Total costs and operating expenses	40,458	72,152
Operating loss	(37,421)	(72,152)

Other income (expense)
Interest income	215	4
Interest expense	(137)	(27)
Change in fair value of warrant liability	130	22
Total other income (expense)	208	(1)

Loss before taxes	(37,213)	(72,153)

Provision for income taxes	(1,840)	-
Net loss	$(39,053)	$(72,153)

Net loss per share - basic and diluted	$(0.16)	$(0.33)
Weighted average shares outstanding - basic and diluted	248,227,458	218,026,424

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance as of February 1, 2021	200,000,000	$200	$(200)	$(3)	-	$-	$(3)
Business Combination, net of redemptions and equity issuance costs of $40.6 million	46,381,119	46	385,122	-	-	-	385,168
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	5,750,560	6	(23,249)	-	(2,852,259)	(3)	(23,246)
Share-based compensation	-	-	63,765	-	-	-	63,765
Net loss	-	-	-	(72,153)	-	-	(72,153)
Balance as of December 31, 2021	252,131,679	252	425,438	(72,156)	(2,852,259)	(3)	353,531
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,853,779	2	(3,091)	-	(691,088)	(1)	(3,090)
Warrants exercised	20	-	-	-	-	-	-
Common stock cancelled	(2,890,173)	(3)	(9,997)	-	-	-	(10,000)
Share-based compensation	-	-	41,504	-	-	-	41,504
Net loss	-	-	-	(39,053)	-	-	(39,053)
Balance as of December 31, 2022	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net loss	$(39,053)	$(72,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,378	5
Amortization of right-of-use assets	772	-
Share-based compensation	41,504	63,765
Equity in losses of equity investees	36,972	-
Impairment of bitcoin	1,467	-
Non-cash lease expense	137	-
Income tax expense	1,840	-
Bitcoin received as payment for services	(2,939)	-
Change in fair value of derivative asset	(73,479)	-
Change in fair value of warrant liability	(130)	(22)
Realized gain on sale of bitcoin	(6)	-
Changes in assets and liabilities:
Proceeds from power sales	1,721	-
Proceeds from reduction of scheduled power	5,056	-
Proceeds from sale of Bitcoin	23	-
Accounts receivable	(98)	-
Receivables, related party	(1,102)	-
Prepaid expenses and other current assets	6,433	(13,385)
Security deposits	(7,378)	(10,352)
Accounts payable	892	222
Accounts payable, related party	1,530	-
Accrued expenses	748	254
Lease liabilities	(203)	-
Net cash used in operating activities	(20,915)	(31,666)
Cash flows from investing activities
Deposits on equipment	(188,103)	(114,856)
Purchases of property and equipment	(39,815)	(5,110)
Capital distributions from equity investees	54,009	-
Payments for deferred investment costs	-	(174)
Net cash used in investing activities	(173,909)	(120,140)
Cash flows from financing activities
Repurchase of common shares to pay employee withholding taxes	(3,090)	(23,246)
Business Combination, net of issuance costs paid	-	384,893
Proceeds from borrowings on related party loan	-	7,038
Repayments under related party loan	-	(7,038)
Net cash (used in) provided by financing activities	(3,090)	361,647
Net (decrease) increase in cash and cash equivalents	(197,914)	209,841
Cash and cash equivalents, beginning of the period	209,841	-
Cash and cash equivalents, end of the period	$11,927	$209,841

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

(in thousands)

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$27
Cash paid for income taxes, net	$-	$-
Supplemental disclosure of noncash investing and financing activities
Equity method investment acquired for non-cash consideration	$127,796	$-
Reclassification of deposits on equipment to property and equipment	$105,904	$-
Initial estimate of asset retirement obligation and related capitalized costs	$16,509	$-
Right-of-use asset obtained in exchange for finance lease liability	$14,998	$-
Deposits on equipment in accounts payable, accounts payable, related party and accrued expenses	$13,403	$-
Property and equipment purchases in accounts payable and accounts payable, related party	$13,994	$18
Common stock cancelled	$10,000	$-
Right-of-use asset obtained in exchange for operating lease liability	$5,859	$-
Investment in equity investees in accrued expenses	$5,316	$-
Bitcoin received from equity investees	$4,828	$-
Finance lease costs in accrued expenses	$339	$-
Reclassification of deferred investment costs to investment in equity investees	$174	$-
Prepaid rent reclassified to operating lease liability	$132	$-
Net assets assumed from GWAC in the Business Combination	$-	$433
Non-cash fair value of private warrants	$-	$261

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BUSINESS

Organization

On August 27, 2021 (the “Closing Date”), Good Works Acquisition Corp. (“GWAC”), a special purpose acquisition company, consummated the Agreement and Plan of Merger dated as of March 4, 2021 (the “Merger Agreement”), by and among GWAC, Currency Merger Sub, Inc. (“Merger Sub”), a wholly-owned direct subsidiary of GWAC, and Cipher Mining Technologies Inc. (“CMTI”).

Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into CMTI, the separate corporate existence of Merger Sub ceasing and CMTI being the surviving corporation and a wholly-owned subsidiary of GWAC (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Following the Business Combination, the combined company was named Cipher Mining Inc. (“Cipher” or the “Company”). The Company comprises all of GWAC’s and CMTI’s operations.

On December 15, 2022, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, since the Company’s common stock (“Common Stock”) had closed below Nasdaq’s $1.00 per share minimum bid price requirement for 30 consecutive days, the Company was no longer in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until June 13, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If at any time before the Compliance Date the bid price for the Common Stock closed at $1.00 per share or more for a minimum of 10 consecutive business days (unless Nasdaq exercised its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq would provide written notification to the Company that it had regained compliance with the Minimum Bid Price Requirement. The Company received written notification from Nasdaq that it had regained compliance on February 3, 2023.

Business

The Company is an emerging technology company that develops and operates industrial scale bitcoin mining data centers. The Company operates or jointly operates four bitcoin mining data centers in the Texas including one wholly-owned data center and three partially-owned data centers that were acquired through investments in joint ventures. Bitcoin mining is the Company’s principal revenue generating business activity. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning at the partially-owned Alborz facility in February 2022 (the “Alborz Facility”). In August 2022, installation of the last mining rigs delivered to the Alborz Facility was completed. In October 2022, installation at the partially-owned Bear facility (the “Bear Facility”) and the partially-owned Chief facility (the “Chief Facility”) was also completed. In November 2022, the Company began bitcoin mining operations at the wholly-owned Odessa facility (the “Odessa Facility”) and is continuing to expand those operations.

CMTI was established on January 7, 2021, in Delaware, by Bitfury Top Holdco B.V. and its subsidiaries (“Bitfury Top Holdco” and, with its subsidiaries, the “Bitfury Group”). Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 81.6% of the Company’s Common Stock as of December 31, 2022, with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has control of the Company as defined in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).

Risks and uncertainties

Liquidity, capital resources and limited business history

The Company has experienced net losses and negative cash flows from operations. As of December 31, 2022, the Company had approximate balances of cash and cash equivalents of $11.9 million, working capital of $7.4 million,

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total stockholders’ equity of $342.9 million and an accumulated deficit of $111.2 million. To date, the Company has, in large part, relied on proceeds from the consummation of the Business Combination to fund its operations.

During the year ended December 31, 2022 and the eleven months ended December 31, 2021, the Company paid $188.1 million and $114.9 million, respectively, of deposits for miners and mining equipment. As of December 31, 2022, the Company had contributed equipment with a total cost of $127.8 million related to its contributions of 12,953, 3,254 and 3,254 miners and other mining equipment to the Alborz Facility, Bear Facility and Chief Facility, respectively. The deposits for the contributed equipment were reclassified to investment in equity investees on the Company’s consolidated balance sheet, with the exception of losses totaling $33.4 million that were recognized by the Company in relation to miners contributed between June 2022 and October 2022 that had fair values at the time of the contributions that were less than the costs paid by the Company to obtain them. These losses were recognized in equity in losses of equity investees on the consolidated statement of operations during the year ended December 31, 2022. The Company also reclassified $79.9 million of deposits on equipment to property and equipment in connection with the receipt of 25,407 miners at the Odessa Facility.

As of December 31, 2022, the Company had $73.0 million of deposits on equipment on its consolidated balance sheet, primarily for deposits on miners. The Company currently does not have any outstanding amounts due associated with purchase commitments for miners; however, the Company expects to incur ongoing capital expenditures in the first half of 2023 related to the Odessa Facility that will require resources beyond the Company’s existing financial resources as of December 31, 2022. Management intends to continue with the infrastructure buildout at the Odessa Facility to get the site to full capacity in support of the Company’s current business plans. Management believes that the Company’s existing financial resources, combined with projected cash and bitcoin inflows from its data centers and its intent and ability to sell bitcoin received or earned, will be sufficient to enable the Company to meet its operating and capital requirements for at least 12 months from the date these consolidated financial statements are issued.

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. The Company’s management has no current intention of entering into a merger or acquisition within the next 12 months. The Company may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to becoming a public company. Accordingly, the Company may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plan.

As disclosed in Note 15, Stockholders’ Equity, on September 21, 2022, the Company entered into an at-the-market offering agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of Common Stock through the Agent. The Company has not sold any shares of its Common Stock under the Sales Agreement as of the issuance of these consolidated financial statements.

Macroeconomic conditions: COVID-19 and other economic, business and political conditions

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of the Company’s control, such as any epidemics, pandemics or disease outbreaks or other public health conditions. For example, the COVID-19 pandemic (“COVID-19”) that was declared on March 11, 2020 has caused significant economic dislocation in the United States (“U.S.”)

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and globally as governments across the world, including the U.S., introduced measures aimed at preventing the spread of COVID-19. While most policies and regulations implemented by governments in response to COVID-19 have been lifted, they have had a significant impact, both directly and indirectly, on global business and commerce.

The Company may experience disruptions to its business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of its employees or its counterparties to perform their jobs. The Company may also experience delays in construction and obtaining necessary equipment in a timely fashion. For example, in early January 2022, construction at the Alborz Facility was temporarily shut down in response to employees being impacted by COVID-19. The temporary shutdown was less than a week, and construction resumed at the site immediately after. If the Company is unable to effectively set up and service its miners, its ability to mine bitcoin will be adversely affected. There is no assurance that COVID-19 or any other pandemic, or other unfavorable global economic, business or political conditions, such as a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors, will not materially and adversely affect the Company's business, prospects, financial condition’ and operating results.

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

The Merger was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, GWAC was treated as the acquired company and CMTI was treated as the acquirer for financial statement reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of CMTI issuing stock for the net assets of GWAC, accompanied by a recapitalization. The net assets of GWAC are stated at historical cost, with no goodwill or other intangible assets recorded, see Note 3, Business Combination.

CMTI was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

•
CMTI’s existing shareholder has the greatest voting interest in the Company;
•
the majority of the members of the board of directors of the Company (“Board”) are primarily composed of individuals associated with CMTI;
•
CMTI’s senior management is the senior management of the Company; and
•
CMTI’s operations prior to the Reverse Recapitalization comprise the only ongoing operations of the Company after the consummation of the Business Combination.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of CMTI. The shares and corresponding capital amounts and losses per share prior to the Business Combination have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination, see Note 3, Business Combination.

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, CMTI. All intercompany transactions and balances have been eliminated.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuations of its derivative asset and warrant liability, useful lives of property and equipment, the asset retirement obligation and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Change in fiscal year

CMTI assumed GWAC’s financial calendar for the combined entity beginning with the third fiscal quarter ended September 30, 2021 and its fiscal year for the eleven months ended December 31, 2021. This change to the fiscal year end was approved by the Board on September 23, 2021. CMTI’s fiscal year previously ended on January 31.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consist of funds held in money market accounts. The Company had $10.9 million and $101.0 million in cash equivalents as of December 31, 2022 and 2021, respectively.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on these deposits.

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its only customer, a mining pool operator. Amounts recorded in accounts receivable as of December 31, 2022 consist of the block rewards and

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction fees earned the last day (last contract period) of the year, but not yet received from the mining pool operator. No allowance was recorded as of December 31, 2022.

Fair value of financial instruments

The Company’s financial assets and liabilities are accounted for in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

The carrying values reported in the Company’s consolidated balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

As of December 31, 2022, the Company had an embedded derivative asset in the accounts receivable recorded for the amount of block rewards and transaction fees earned the last day (last contract period) of the year. The derivative asset is classified within Level 1 of the fair value hierarchy because fair value is based on quoted prices in an active market. Changes in fair value of the derivative asset are presented within operating expense (income) in the consolidated statement of operations.

Refer to Note 18, Fair Value Measurements, for further information about the Level 3 asset and liability rollforwards of activity and Level 3 inputs.

Bitcoin

Bitcoin are included in current assets on the consolidated balance sheets. Bitcoin that are temporarily held for the Company’s joint venture partner as of December 31, 2022, are included in prepaid and other current assets on the consolidated balance sheet. Bitcoin received through the Company’s wholly-owned mining activities are accounted for in connection with the Company’s revenue recognition policy. Bitcoin awarded to the Company as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, Nonmonetary Transactions, and recorded at fair value upon receipt.

Bitcoin held by the Company are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company has elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for impairment assessment purposes. The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company has determined is its principal market for bitcoin (Level 1 inputs). The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicate that it is more likely than not that its bitcoin are impaired. For impairment testing purposes, the lowest intra-day trading price of bitcoin is identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company recognized impairment charges of $1.5 million on its bitcoin during the year ended December 31, 2022. The Company did not hold any bitcoin during the eleven months ended December 31, 2021.

Bitcoin awarded to the Company through its mining activities are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. Proceeds from sales of bitcoin are included within cash flows from operating activities on the consolidated statements of cash flows and any realized gains or losses from such sales are included in costs and operating expenses (income) on the consolidated statements of operations. The receipt of bitcoin as distributions-in-kind from equity investees are included within investing activities on the consolidated statements of cash flows. Bitcoin are sold on a first-in-first-out basis.

Property and equipment, net

Property and equipment consists primarily of miners and mining equipment, leasehold improvements and construction-in-progress at the Odessa Facility and is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years. Leasehold improvements include capitalized asset retirement costs (see the related Asset Retirement Obligation policy below) and the substation right-of-use asset (further discussed in Note 13, Leases), both of which are amortized over the estimated useful life of the related assets. All other leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the remaining life of the related lease. Costs of maintenance, repairs and minor replacements are expensed when incurred. Construction-in-progress is comprised of assets which have not been placed into service and is not depreciated until the related assets or improvements are ready to be placed into service.

The Company accounts for the costs of software developed for internal use by capitalizing costs incurred during the application development stage to property and equipment, net on its consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company plans to amortize the capitalized costs of internal-use software on a straight-line basis over the estimated useful life of the asset, which is expected to be three years. The Company will recognize the amortization of software in depreciation expense on the consolidated statements of operations once the software is technologically feasible.

The estimated useful lives for all property and equipment are as follows:

Useful lives (in years)
Software	3
Office and computer equipment	3
Leasehold improvements	5
Miners and mining equipment	5
Furniture and fixtures	7

Impairment of long-lived assets

Management reviews long-lived assets, including leases and investments, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, asset group or investment may not be recoverable.

Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Because the impairment test for long-lived

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets held in use is based on estimated undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Due to the presence of several triggering events, generally related to the cryptocurrency mining industry and the price of Bitcoin, indicating that the carrying amount of the Company’s long-lived assets might not be recoverable, management of the Company compared the carrying amounts of the long-lived assets to their estimated undiscounted future cash flows as of December 31, 2022 and concluded that there was no impairment. There were no indicators of impairment during the eleven months ended December 31, 2021.

Investment in equity investees

The Company accounts for investments using the equity method of accounting if the investments provide the Company the ability to exercise significant influence, but not control, over its investees. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, or an ownership interest greater than three to five percent in certain partnerships, unincorporated joint ventures and limited liability companies, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the common stock of an investee (including a joint venture) shall be initially measured and recorded at cost; however, an investor shall initially measure at fair value an investment in the common stock of an investee (including a joint venture) recognized upon the derecognition of a distinct nonfinancial asset at the time that control over the distinct nonfinancial asset is transferred to the equity investee, such as that which occurs upon the transfer of miners and mining equipment to a joint venture from the Company.

The Company’s investments are subsequently adjusted to recognize its share of net income or losses as they occur. The Company also adjusts its investment upon receipt of bitcoin from an equity investee, which is accounted for as a distribution-in-kind that is measured as of time of receipt. The Company’s share of investees’ earnings or losses is recorded, net of taxes, within equity in losses of equity investees on the Company’s consolidated statement of operations. Additionally, the Company’s interest in the net assets of its equity method investees is reflected on its consolidated balance sheet. If, upon the Company’s contribution of nonfinancial assets to a joint venture, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the Company is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

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

Deferred investment costs

Deferred investment costs consist of legal fees incurred through the balance sheet date that were directly related to the formation of a joint venture and which were capitalized as part of the Company’s total investment in the joint venture upon consummation of the joint venture agreement, see Note 8, Investment in Equity Investees.

Asset retirement obligation

Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the construction, development and/or normal operation of a long-lived asset. The Company currently has one asset retirement obligation (“ARO”) related to the construction of the data center and installation of the related

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electrical infrastructure at the Odessa Facility. ASC 410, Asset Retirement and Environmental Obligations (“ASC 410”) requires an entity to record the fair value of a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made. Due to the long lead time involved until decommissioning activities occur, the Company uses a present value technique to estimate the liability. A liability for the fair value of the ARO based on the expected present value of estimated future decommissioning costs with a corresponding increase to the carrying value of the related long-lived asset (leasehold improvements) was recorded upon commencement of the lease in November 2022. The estimated capitalized asset retirement costs are depreciated using the straight-line method over the estimated remaining useful life of the related long-lived asset, with such depreciation included in depreciation expense in the consolidated statements of operations. The ARO is accreted based on the original discount rate and is recognized as an increase in the carrying amount of the liability and a charge to accretion expense, which is included in depreciation expense in the consolidated statements of operations. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligation, the Company reassesses its ARO to determine whether any revisions to the obligation are necessary. Revisions to the estimated ARO for items such as (i) new liabilities incurred, (ii) liabilities settled during the period and (iii) revisions to estimated future cash flow requirements (if any), will result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the ARO, the Company’s management made certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective. See additional information regarding the ARO in Note 12, Asset Retirement Obligation.

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

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company generally uses its incremental borrowing rate, determined based on information available at lease commencement, if rates implicit in its leasing arrangements are not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition. For leases with a term of 12 months or less, any fixed payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception are insignificant. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.

ASC 842 provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed,

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes.

Common stock warrants

Upon the consummation of the Business Combination, the Company assumed common stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). See Note 16, Warrants for additional information on the Public Warrants and Private Placement Warrants.

The Company is capitalized as a single class of common stock, accordingly, a qualifying cash tender offer of more than 50% of the Common Stock will always result in a change-in-control, and in accordance with ASC 815-40-55-3, this would not preclude permanent equity classification of the Public Warrants; therefore, the Public Warrants are equity classified.

The Private Placement Warrants are accounted for as a liability under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, as they are a freestanding financial instrument that require the Company to transfer assets upon exercise. The Company recorded the Private Placement Warrants as a liability in the consolidated balance sheet at fair value on the Closing Date, with subsequent changes in fair value recognized in the change in fair value of warrant liability within the consolidated statements of operations. The Private Placement Warrants were valued using a Black-Scholes option-pricing model as described in Note 18, Fair Value Measurements.

Treasury stock

Treasury share purchases obtained through share withholdings for taxes are recorded at par value.

Revenue recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•
Variable consideration
•
Constraining estimates of variable consideration
•
The existence of a significant financing component in the contract
•
Noncash consideration
•
Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell a promised service separately to a customer. The relative selling price for each performance obligation is estimated using observable objective evidence if it is available. If observable objective evidence is not available, the Company uses its best estimate of the selling price for the promised service. In instances where the Company does not sell a service separately, establishing standalone selling price requires significant judgment. The Company estimates the standalone selling price by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time.

The Company entered into a bitcoin mining pool by executing a contract, as amended from time to time, with a mining pool operator to provide computing power to the mining pool. Specifically, in November 2022, the Company entered into a mining pool contract with Foundry USA Pool (“Foundry”). Providing computing power to a mining pool operator for the purpose of cryptocurrency transaction verification is an output of the Company’s ordinary activities. The contract is terminable at any time by either party with no substantive termination penalty. The Company’s enforceable right to compensation begins when, and lasts for as long as, the Company provides computing power to the mining pool operator; the Company’s performance obligation extends over the contract term given the Company’s continuous provision of hashrate. This period of time corresponds with the period of service for which the mining pool operator determines compensation due the Company. Given cancellation terms of the contract, and the Company’s customary business practice, the contract effectively provides the Company with the option to renew for successive contract terms of 24 hours. The options to renew are not material rights because they are offered at the standalone selling price of computing power. The Company elected the optional exemption to not disclose the transaction price allocated to remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

The provision of computing power in accordance with the mining pool operator’s terms of service is the only performance obligation in the Company’s contract with the mining pool operator, its customer. In exchange for providing computing power pursuant to Foundry’s terms of service, the Company is entitled to noncash consideration in the form of bitcoin, measured under the Full Pay Per Share (“FPPS”) approach. Under the FPPS approach, the Company is entitled to a fractional share of the fixed bitcoin award from the mining pool operator (referred to as a “block reward”) and potentially transaction fees generated from (paid by) blockchain users and distributed (paid out) to individual miners by the mining pool operator. The Company’s fractional share of the block reward is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. The Company is entitled to its relative share of consideration even if a block is not successfully placed. In

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other words, the Company receives consideration once after the end of each 24-hour contract period, regardless of whether the pool successfully places a block. The Company proportionate share of transaction fees is based on the Company’s contributed share of hashrate as a percentage of total network hashrate during the contract term.

The mining pool operator calculates block rewards under the FPPS approach described above and may charge a pool fee for maintenance of the pool that reduces the amount of block rewards to which the Company is entitled. Foundry did not claim a fee for any block rewards earned by the Company in 2022. After every 24-hour contract term, the Company receives a payout and the pool transfers the bitcoin consideration to the Company’s designated bitcoin wallet.

Noncash consideration is measured at fair value at contract inception. Fair value of the bitcoin consideration is determined using the quoted price on the Company’s principal market for bitcoin at the beginning of the contract period at the single bitcoin level (one bitcoin). This amount is recognized in revenue over the contract term as hashrate is provided. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of bitcoin) are not included in the transaction price and hence are not included in revenue. Changes in fair value of the noncash consideration post-contract inception that are due to reasons other than form of consideration (other than changes in the market value of bitcoin) are measured based on the guidance on variable consideration, including the constraint on estimates of variable consideration.

Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of bitcoin to which the Company is entitled becomes known.

There is no significant financing component in these transactions.

During the year ended December 31, 2022, the Company earned revenue of $3.0 million from Foundry, its only customer, representing 100% of total consolidated revenue.

The Company’s ability to satisfy its performance obligation under its contract with the mining pool operator to provide computing power may be contracted to various third parties and there is a risk that if these parties are unable to perform or curtail their operations, the Company’s revenue and operating results may be affected. Please see Note 5, Derivative, for additional information about the Company’s power arrangements.

Cost of revenue

Cost of revenue consists primarily of direct production costs of bitcoin mining operations, which for the year ended December 31, 2022 consisted mainly of electricity expenses, but excludes depreciation which is separately stated.

Share-based compensation

The Company accounts for all share-based payments to employees, consultants and directors, which may include grants of stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. As of December 31, 2022, the Company has awarded only RSUs with service-based vesting conditions (“Service-Based RSUs”) and performance-based RSUs with market-based vesting conditions (“Performance-Based RSUs”). Compensation expense for all awards is amortized based upon a graded vesting method over the estimated requisite service period. All share-based compensation expenses are recorded in general and administrative expense in the consolidated statements of operations. Forfeitures are recorded as they occur. See also Note 17, Share-Based Compensation below.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of Service-Based RSUs is the closing market price of Common Stock on the date of the grant. The Company employs a Monte Carlo simulation technique to calculate the fair value of the Performance-Based RSUs on the date granted based on the average of the future simulated outcomes. The Performance-Based RSUs contain different market-based vesting conditions that are based upon the achievement of certain market capitalization milestones. Under the Monte Carlo simulation model, a number of variables and assumptions are used including, but not limited to, the underlying price of Common Stock, the expected stock price volatility over the term of the award, a correlation coefficient, and the risk-free rate. The Performance-Based RSUs awarded do not have an explicit requisite service period, therefore compensation expense is recorded over a derived service period based upon the estimated median time it will take to achieve the market capitalization milestone using a Monte Carlo simulation.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2022 and December 31, 2021, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties related to uncertain tax positions recorded as of December 31, 2022 or December 31, 2021, and no amounts have been recognized in the Company’s consolidated statements of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next 12 months.

The Company files income tax returns in the United States federal tax jurisdiction and various state jurisdictions. The Company did not have any foreign operations during any periods presented in these consolidated financial statements. All of the Company’s tax years since inception are open for examination by the federal and state tax authorities and will remain open to the extent that the Company’s tax attributes are utilized in future years to offset income or income taxes. The Company is not aware of any tax examinations currently taking place.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Net loss per share

Basic net loss per share is computed by dividing net loss allocable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of Common Stock. Basic net loss per common share is the same as dilutive net loss per common share for all periods presented as the inclusion of all potential common shares would have been antidilutive. Potential common shares consist of the Public Warrants and the Private Placement Warrants to purchase Common Stock (using the treasury stock method), as well as unvested RSUs.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share at December 31, 2022 and 2021, because including them would have been antidilutive.

	December 31,
	2022	2021
Public Warrants	8,499,980	8,500,000
Private Placement Warrants	114,000	114,000
Unvested RSUs	18,698,755	11,055,948
	27,312,735	19,669,948

Recently issued and adopted accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

Recently adopted accounting pronouncements

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

Effective February 1, 2021, the Company adopted ASC 842 using the modified retrospective method. This guidance requires a lessee to recognize both a ROU asset representing its right to use the underlying asset for the lease term and a liability for future lease payments on the balance sheet for almost all of its leases. The new guidance continues to differentiate between finance leases and operating leases; however, this distinction now primarily relates to differences in the manner of expense recognition over time. Classification for both lessees and lessors is now based on an assessment of whether a lease contract is economically similar to the purchase of a non-financial asset from the perspective of control. The new guidance also requires quantitative and qualitative disclosures to enable users to understand the amount, timing, and judgments related to leases and the related cash flows. There was no impact to the Company’s consolidated financial statements as of or for the eleven months ending December 31, 2021 resulting from the adoption of ASC 842.

Recently issued accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update ASU No. 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequent amendments as ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company on January 1, 2023. The Company does not expect that the adoption of ASC 326 will have a material impact on its consolidated financial statements and disclosures.

NOTE 3. BUSINESS COMBINATION

As discussed in Note 1, Organization and Business, on August 27, 2021, GWAC, Merger Sub and CMTI consummated the Business Combination (the “Closing”), with CMTI surviving the Merger as a wholly-owned subsidiary of Cipher.

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

At Closing, each share of CMTI common stock was canceled and converted into the right to receive 400,000 shares (the “Exchange Ratio”) of Common Stock, $0.001 par value per share resulting in 200,000,000 shares of Common Stock to be immediately issued and outstanding to Bitfury Top HoldCo (in addition to 8,146,119 shares of Common Stock held by GWAC), 32,235,000 shares of Common Stock held by the PIPE Investors and 6,000,000 shares of Common Stock received by Bitfury Holding under the Bitfury Private Placement, based on the following events contemplated by the Merger Agreement:

•
the cancellation of each issued and outstanding share of CMTI common stock; and
•
the conversion into the right to receive a number of shares of Common Stock based upon the Exchange Ratio.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in stockholders’ equity (deficit) for the eleven months ended December 31, 2021 (in thousands):

Recapitalization
Cash - GWAC trust and cash, net of redemptions	$43,197
Cash - PIPE Financing	322,350
Cash, subscription receivable and/or debt forgiveness - Bitfury Private Placement	60,000
Add: Non-cash net assets assumed from GWAC	433
Less: Fair value of private warrants	(261)
Less: Transaction costs and advisory fees allocated to equity	(40,552)
Net Business Combination	385,168
Less: Non-cash net assets assumed from GWAC	(433)
Less: Transaction costs and advisory fees allocated to warrants	(102)
Add: Fair value of private warrants	261
Net cash contributions from Business Combination	$384,893

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded transaction costs and advisory fees allocated to the Private Placement Warrants as a component of change in fair value of warrant liability in the consolidated statement of operations.

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

(1)
The number of CMTI common shares outstanding immediately prior to the Business Combination was 500 shares converted at the Exchange Ratio.

NOTE 4. BITCOIN

The following table presents information about the Company’s bitcoin (in thousands):

Balance as of January 1, 2022	$-
Bitcoin received from equity investees	4,828
Revenue recognized from bitcoin mined, net of receivable	2,939
Proceeds from sale of bitcoin, net of realized gain	(17)
Impairment of bitcoin	(1,467)
Balance as of December 31, 2022	$6,283

The fair market value of the Company’s bitcoin as of December 31, 2022 was approximately $6.6 million and was estimated using the closing price of bitcoin, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company had no bitcoin activity during the eleven months ended December 31, 2021.

During the year ended December 31, 2022, the Company recorded impairment charges on its bitcoin holdings of $1.5 million.

NOTE 5. DERIVATIVE ASSET

Luminant Power Agreement

On June 23, 2021, the Company entered into a power purchase agreement with Luminant ET Services Company LLC (“Luminant”), which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022 and August 26, 2022 (as amended, the “Luminant Power Agreement”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years, subject to certain early termination exemptions. The Luminant Power Agreement provides for with a subsequent automatic annual renewal unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of the then current term. Starting from July 1, 2022, and prior to the receipt of interconnection approval from the Electric Reliability Council of Texas (“ERCOT”), under the take or pay framework of the Luminant Power Agreement and pursuant to the ramp-up schedule agreed to between Luminant and Cipher, Luminant began sales of the scheduled energy in the ERCOT market.

Because ERCOT allows for net settlement, the Company’s management determined that, as of July 1, 2022, the Luminant Power Agreement met the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Because the Company has the ability to sell its electricity in the ERCOT market rather than take physical

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company’s management does not believe the normal purchases and normal sales scope exception applies to the Luminant Power Agreement. Accordingly, the Luminant Power Agreement (the non-hedging derivative contract) is recorded at an estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 18, Fair Value Measurements.

Depending on the spot market price of electricity, the Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility during peak times in order to most efficiently manage the Company’s operating costs. The Company, through Luminant, sold $1.7 million in electricity, net of the costs under the Luminant Power Agreement, prior to the start of bitcoin mining at the Odessa Facility, which it recorded as part of the change in the fair value of the derivative asset in the consolidated statement of operations during the year ended December 31, 2022. The Company began bitcoin mining at the Odessa Facility on November 22, 2022, and subsequent to this date, the costs under the Luminant Power Agreement are recorded in cost of revenue in the Company’s consolidated statements of operations. The Company received approximately $0.5 million from power sales for the period from November 22, 2022 through December 31, 2022 and recorded this amount as income from power sales in operating income on the consolidated statement of operations, with the corresponding costs of the power sold recorded in cost of revenue.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Miners and mining equipment	$79,909	$-
Leasehold improvements	94,807	-
Software	596	-
Office and computer equipment	88	60
Autos	73	-
Furniture and fixtures	69	-
Construction-in-progress	20,437	5,069
Total cost of property and equipment	195,979	5,129
Less: accumulated depreciation	(4,195)	(5)
Property and equipment, net	$191,784	$5,124

Depreciation expense was $4.4 million for the year ended December 31, 2022 and was immaterial for the eleven months ended December 31, 2021. There were no impairment charges recorded during the year ended December 31, 2022 or during the eleven months ended December 31, 2021.

During the year ended December 31, 2022, the Company received 17,833 MicroBT M30S, M30S+ and M30S++ miners related to its purchase agreement with SuperAcme (see Note 7, Deposits on Equipment) and, as of December 31, 2022, the Company had deployed these MicroBT miners, as well as 7,574 Antminer S19j Pro (100 TH/s) miners from Bitmain for a total of 25,407 miners at the Odessa Facility.

NOTE 7. DEPOSITS ON EQUIPMENT

Under the August 2021 purchase agreement with Bitmain Technologies Limited (“Bitmain”), the Company purchased a total of 27,000 Antminer S19j Pro (100 TH/s) (“S19j Pro”) miners and had received 27,035 miners from Bitmain at our data centers in Texas as of December 31, 2022. The Company has no further payment obligations under this agreement with Bitmain. In November and December 2022, the Company agreed to purchase an additional 5,000 and 2,200 S19j Pros, respectively, from Bitmain. The Company utilized accumulated Bitmain credits and coupons for the majority of the purchase price for these miners and has no further payments due in respect of these orders.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the framework agreement of September 2021 with SuperAcme Technology (Hong Kong) Limited (“SuperAcme”), which was amended and restated by the Amended and Restated Framework Agreement on Supply of Blockchain Servers (the “Amended and Restated Framework Agreement”), dated as of May 6, 2022, the Company agreed to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners. On November 4, 2022, the Company entered into a Supplementary agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement”) with SuperAcme, which amended and supplemented the Amended and Restated Framework Agreement by changing the previously agreed fixed and floating price terms for miners that had yet to be delivered. As of the date of the Supplementary Agreement and December 31, 2022, SuperAcme had delivered 17,833 miners to the Company in Texas, with an aggregate cost of approximately $51.1 million, and the Company had paid a total of $101.8 million to SuperAcme. The Company applied the remaining balance of $50.7 million to purchase miners at the new fixed and floating price terms set forth in the Supplementary Agreement.

The Company entered into two agreements with Bitfury USA Inc. (“Bitfury USA”), a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement between the Company and Bitfury Top HoldCo dated August 26, 2021, to purchase a total of 240 units of BlockBox air-cooled containers (each a “BBAC”), the modular data centers that house mining machines. The Company received delivery of all of the BBACs during the year ended December 31, 2022. See Note 11, Related Party Transactions, for more information on the Master Services and Supply Agreement.

The Company previously had an agreement for the purchase of between 28,000 to 56,000 mining rigs from Bitfury Top HoldCo, also made under, and as a part of, the Master Services and Supply Agreement. Upon execution of this agreement, the Company paid a $10.0 million deposit to Bitfury Top HoldCo which was included in deposits on equipment in the Company’s consolidated balance sheet as of December 31, 2021; however, the agreement for the purchase of mining rigs was a non-binding commitment unless and until confirmed by a mutually executed order confirmation. No order confirmations were executed under this agreement and, as further described in Note 11, Related Party Transactions, shares of Common Stock held by Bitfury Top HoldCo were returned to the Company as consideration for, or repayment of, the $10.0 million deposit.

The purchase agreement commitments, deposits paid and expected delivery timing are summarized below (in thousands):

Vendor	Agreement Dates	Original Maximum Purchase Commitment (1)	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain Technologies Limited (2)	August 20, 2021 and August 30, 2021	$171,135	$1,720	$1,720	February 2023 through April 2023
SuperAcme Technology (Hong Kong) (2)	May 6, 2022 and November 4, 2022	222,401	50,660	50,660	January 2023 through April 2023
Bitfury USA and other vendors (primarily for BBACs) (3)	Various		20,638	20,638
Total			$73,018	$73,018

(1) Maximum purchase commitment did not consider discounts that the Company could qualify for with the respective vendors, which reduced the total cost of the miners.

(2) Pursuant to the Company's agreements with Bitmain and SuperAcme, the Company is responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

(3) See Note 11, Related Party Transactions, and Note 20, Subsequent Events, for additional information regarding payments for BBACs.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For each Data Center, WindHQ and the Company will cooperate to prepare a financial model incorporating the relevant economic factors of each Data Center, and both WindHQ and the Company will provide the initial funding required for each Data Center on a pro rata basis in accordance with the parties’ respective ownership interests in the applicable Data Center LLC.

In the absence of any material breaches by either party, the WindHQ Joint Venture Agreement may only be terminated by mutual written consent of both parties.

Currently, the Company’s investment in the individual Data Center LLCs does not meet the definition of a variable interest entity in accordance with ASC 810, and the Company does not have a controlling voting interest in any of the Data Center LLCs. The Company does have significant influence over the operations and major decisions of the Data Center LLCs, therefore, the Company’s 49% ownership in each individual Data Center LLC is separately accounted for under the equity method of accounting, as the Company does not expect to exercise control over the Data Center LLCs.

On January 28, 2022, in connection with the WindHQ Joint Venture Agreement, CMTI and Alborz Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Alborz LLC (the “Alborz LLC Agreement”). On May 16, 2022, in connection with the WindHQ Joint Venture Agreement, CMTI and Bear Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Amended and Restated Limited Liability Company Agreement of Bear LLC (the “Bear LLC Agreement”). Effective October 7, 2022, in connection with the WindHQ Joint Venture Agreement, CMTI and Chief Interests DC LLC (a subsidiary of WindHQ), as members, entered into the Limited Liability Company Agreement of Chief Mountain

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC (the “Chief LLC Agreement”). The Alborz, Bear and Chief LLC Agreements delineate the rights and obligations of the members related to the construction, operation and management, respectively, of the Alborz, Bear and Chief Facilities. The Company is required to support and monitor (remotely) the operations of the hardware at the three facilities (particularly the mining servers) under the WindHQ Joint Venture Agreement.

The Company uses the equity method of accounting to account for its 49% equity interest in the Data Center LLCs. The Company recognized a total of $5.6 million of equity in the net losses of its equity investees, consisting of Alborz LLC, Bear LLC and Chief LLC, in the consolidated statement of operations during the year ended December 31, 2022.

As of December 31, 2022, the Company had contributed equipment with a total cost of $127.8 million related to its contributions of 12,953, 3,254 and 3,254 miners and other mining equipment to the Alborz, Bear and Chief Facilities, respectively. The majority of the contributed miners had a fair value that was lower than the cost paid by the Company to obtain them, and the Company recognized losses at the time of the contributions, which totaled $33.4 million for the year ended December 31, 2022. These losses were recorded within equity in losses of equity investees on the consolidated statement of operations and represent basis differences related to the Company’s investments in Alborz LLC, Bear LLC and Chief LLC which recorded the contribution of the equipment from the Company at the historical cost paid by the Company to obtain the equipment. As Alborz LLC, Bear LLC and Chief LLC depreciate the historical cost of the miners on their respective financial statements over the expected depreciation period of five years, the Company will accrete these basis differences over the same period and will record the accretion amount for each reporting period within equity in losses of equity investees on its consolidated statements of operations until the miners are fully depreciated and the corresponding basis differences are fully accreted. As of December 31, 2022, the Company had remaining basis differences totaling $31.4 million that have not yet been accreted. See accretion recorded by the Company during the year ended December 31, 2022 in the table below.

Activity in the Company’s investment in equity investees during the year ended December 31, 2022 consisted of the following (in thousands):

Balance as of January 1, 2022	$-
Cost of miners and mining equipment contributed, net of losses recognized upon contribution of miners	94,380
Sales taxes to be paid by Cipher on behalf of equity investees	5,316
Accretion of basis differences related to miner contributions	2,006
Legal costs related to formation of joint ventures reclassified from deferred investment costs	174
Capital distributions	(54,009)
Bitcoin received from equity investees	(4,828)
Equity in net losses of equity investees	(5,561)
Balance as of December 31, 2022	$37,478

NOTE 9. SECURITY DEPOSITS

The Company’s security deposits consisted of the following (in thousands):

	December 31,
	2022	2021
Luminant Power Purchase Agreement Independent Collateral Amount	$12,554	$6,277
Luminant Purchase and Sale Agreement collateral	3,063	3,063
Operating lease security deposits	960	922
Other deposits	1,153	90
Total security deposits	$17,730	$10,352

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Luminant Power Agreement (defined above in Note 5, Derivative), the Company was required to provide Luminant with collateral of approximately $12.6 million (the “Independent Collateral Amount”). Half, or approximately $6.3 million, of the Independent Collateral Amount was paid to Luminant on September 1, 2021 and the other half was paid on November 14, 2022. The Independent Collateral Amount will remain in place throughout the term of the Luminant Power Agreement. Details of the construction of the Interconnection Electrical Facilities, including collateral arrangements that are in addition to the Independent Collateral Amount, are set out in the Purchase and Sale Agreement dated June 28, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Purchase and Sale Agreement”) with another Luminant affiliate. Under the Luminant Purchase and Sale Agreement, the Company provided approximately $3.1 million as collateral separate from the Independent Collateral Amount, which is also recorded in security deposits as of December 31, 2022 and 2021.

NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION

As of December 31, 2022 and 2021, the Company had $7.3 million and $13.8 million, respectively, of prepaid expenses and other current assets on its consolidated balance sheet, which was almost entirely related to prepaid insurance other than $1.2 million of bitcoin temporarily held for the Company’s joint venture partner, WindHQ, as of December 31, 2022.

The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Taxes (primarily sales tax)	$18,798	$-
Finance lease	339	-
Legal	215	100
Accounting and audit	-	153
Other	1	4
Total accrued expenses and other current liabilities	$19,353	$257

NOTE 11. RELATED PARTY TRANSACTIONS

Related party receivables

The Company recorded related party receivables of approximately $1.1 million as of December 31, 2022 related to expenses paid on behalf of the Data Center LLCs for which it expects to be reimbursed.

Waiver, Lock-up and Board Observer Agreements

On April 8, 2022, the Company entered into a waiver agreement with Bitfury Top HoldCo (the “Waiver Agreement”), pursuant to which the Company waived certain restrictions on transfer of Common Stock under (a) that certain Lock-up Agreement, dated as of August 26, 2021, by and between GWAC and Bitfury Top HoldCo and (b) those certain Lock-up Agreements, dated August 26, 2021, by and between GWAC and each of (i) I-B Goodworks, LLC, (ii) Magnetar Financial LLC, (iii) Mint Tower Capital Management B.V., (iv) Periscope Capital, Inc. and (v) Polar Asset Management Partners Inc., respectively (the stockholders contemplated by clauses (a)-(b), the “Stockholders”) imposing similar restrictions on the Stockholders (collectively, the “Lock-up Agreements” and each a “Lock-up Agreement”).

The Waiver Agreement was negotiated and approved by an independent committee of the Board. The Waiver Agreement permits each Stockholder to (i) pledge or otherwise hypothecate the Lock-up Shares (as defined in the Lock-up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and (ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that such waiver will only apply and be effective if certain conditions specified in the Waiver Agreement are satisfied or waived. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any pledged shares, the Lock-up Period, as defined in the applicable Lock-up Agreement, shall be extended an additional

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three months to November 26, 2023. Furthermore, the Waiver Agreement provided for the cancellation of 2,890,173 shares of Common Stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements as consideration for the $10.0 million deposit paid by the Company for Bitfury Top HoldCo mining rigs under the agreement dated October 11, 2021, for which no order confirmation was made, as discussed in Note 7, Deposits on Equipment.

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

Master Services and Supply Agreement

On August 26, 2021, Bitfury Top HoldCo and the Company entered into the Master Services and Supply Agreement. The initial term of the agreement is 84 months, with automatic 12-month renewals thereafter (unless either party provides sufficient notice of non-renewal). Pursuant to this agreement, the Company can request and Bitfury Top HoldCo is required to use commercially reasonable efforts to provide, or procure the provision of, certain equipment and/or services, such as construction, engineering and operations, in each case as may be required to launch and maintain the Company’s bitcoin mining data centers in the United States. The Master Services and Supply Agreement is not exclusive to Bitfury Top HoldCo or any of its affiliates, and the Company may retain any other parties to manufacture and deliver any equipment or perform any of the services required. The Company is not obligated to order any equipment or services from the Bitfury Group under the Master Services and Supply Agreement.

In addition to the Master Services and Supply Agreement, the Company and Bitfury Holding also entered into a fee side letter, which sets out the basic pricing framework applicable under the Master Services and Supply Agreement for any services. Under the fee side letter, monthly fees for any potential future services, if any, would be determined by reference to two groups of services, which may be provided under the Master Services and Supply Agreement: (i) Bitfury Top HoldCo’s “onsite” services fee would be calculated on a straight cost +5% basis (plus applicable duties and taxes); and (ii) Bitfury Top HoldCo’s “remote services” would be calculated on a ratchet basis applying a management fee of $1,000/MW up to 445MW (capped at $200,000/month) and $450USD/MW above 445MW (plus applicable duties and taxes).

Purchase commitments, deposits on equipment and related party payables

As discussed above in Note 7, Deposits on Equipment, the Company entered into two agreements with Bitfury USA made under, and as part of, the Master Services and Supply Agreement to purchase a total of 240 units of BBACs, the modular data centers that house mining machines. During the year ended December 31, 2022, the Company paid a total of $21.7 million to Bitfury USA, which was recorded on the Company’s consolidated balance sheet as deposits on equipment until receipt and deployment of the equipment at its four mining data centers. As of December 31, 2022, $0.5 million and $1.1 million, respectively, of deposits on equipment and construction-in-progress on its consolidated balance sheets related to amounts owed by the Company to Bitfury USA, which were accrued in accounts payable, related party.

Additionally, prior to the Business Combination, Bitfury USA contracted with third-party vendors for the purchase of equipment and the receipt of services related to Cipher’s future mining operations. Prior to December 31, 2021, Bitfury USA made payments under these arrangements totaling $2.4 million. The Company reimbursed Bitfury USA for these amounts plus a 7% service fee upon completion of the Business Combination and, as a result, recorded the amounts reimbursed to Bitfury (including the service fee) as follows: $2.5 million and $0.1 million was recorded to deposits on equipment and construction-in-progress, respectively, on the Company's consolidated balance sheet as of December 31, 2021. Pursuant to one of these arrangements between Bitfury USA and a third-party vendor, Paradigm Controls of Texas, LLC (“Paradigm”), the Company made payments directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs, totaling $13.1 million during the second half

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 2022 and the Company’s obligations to Bitfury USA under the Master Services and Supply Agreement were reduced by the same amount.

Additionally, during the year ended December 31, 2022, the Company assisted WindHQ with the liquidation of some of WindHQ’s bitcoin holdings. Once liquidated, the proceeds are received by the Company and the Company then forwards those proceeds to WindHQ. As of December 31, 2022, the Company had $1.2 million of bitcoin and $0.3 million of proceeds received, but not yet transferred to WindHQ, respectively, recorded in accounts payable, related party on its consolidated balance sheet.

NOTE 12. ASSET RETIREMENT OBLIGATION

The following is a summary of the changes in the Company’s ARO (in thousands):

Balance as of January 1, 2022	$-
Initial estimate of ARO liability	16,509
Accretion expense	173
Balance as of December 31, 2022	$16,682

NOTE 13. LEASES

Combined Luminant Lease Agreement

The Company entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to the Company for the data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) of the Odessa Facility. The Company entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support its Odessa Facility operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842 (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

The Company’s management determined that the Combined Luminant Lease Agreement contains two lease components; and the components should be accounted for together as a single lease component, because the effect of accounting for the land lease separately would be insignificant. Financing for use of the land and substation is provided by Luminant affiliates, with monthly installments of principal and interest due over a five-year period starting upon transfer of legal title of the substation to the Company (estimated total undiscounted principal payments of $15.0 million).

The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Office headquarters lease

The Company entered into an operating lease for office space located in New York. The lease has an initial term of 64 months, commencing on February 1, 2022. The lease does not provide the Company with renewal options.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional lease information

Components of the Company’s lease expenses are as follows (in thousands):

Year Ended
December 31, 2022
Finance lease:
Amortization of ROU asset (1)	$526
Interest on lease liability	137
Total finance lease expense	663
Operating leases:
Operating lease expense	1,359
Short-term lease rent expense	103
Total lease expense	$2,125

(1) Amortization of finance lease ROU asset is included within depreciation expense.

The Company did not incur any variable lease costs during the year ended December 31, 2022.

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

Year Ended
December 31, 2022
Operating cash flows - operating lease	$790
ROU asset obtained in exchange for finance lease liability	$14,998
ROU asset obtained in exchange for operating lease liability	$5,859

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
Weighted-average remaining lease term – finance lease (in years)	4.7
Weighted-average remaining lease term – operating lease (in years)	4.4
Weighted-average discount rate – finance lease	11.0%
Weighted-average discount rate – operating lease	10.9%
Finance lease ROU asset (1)	$14,471

(1) As of December 31, 2022, the Company recorded accumulated amortization of $0.5 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

As of December 31, 2022, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Year Ended December 31, 2023	$4,068	$1,581	$5,649
Year Ended December 31, 2024	4,068	1,581	5,649
Year Ended December 31, 2025	4,068	1,581	5,649
Year Ended December 31, 2026	4,068	1,581	5,649
Year Ended December 31, 2027	2,712	659	3,371
Total lease payments	18,984	6,983	25,967
Less present value discount	(4,188)	(1,459)	(5,647)
Total	$14,796	$5,524	$20,320

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Luminant Power Agreement

On November 18, 2022, Luminant filed suit against CMTI in the 95th District Court of Dallas County, Texas, asserting Texas state law claims for declaratory judgment and “money had and received”, seeking recoupment and return of money previously paid by Luminant to CMTI in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data center in Odessa, Texas. These prior payments were (i) the sum of $5.1 million paid to CMTI in September 2022 pursuant to a contractual provision requiring such payment in the parties’ written and executed August 25, 2021 Third Amendment to the Luminant Power Agreement, and (ii) the sum of $1.7 million also paid to CMTI in September 2022, as agreed by the parties, for electrical power sold by Luminant for CMTI’s benefit into the open market prior to the final energization of the Company’s facility. Luminant contends that such payments were mistaken because, although voluntarily made by Luminant, they were not actually due under the terms of the Luminant Power Agreement, as amended. The Company filed its answer on January 17, 2023, denying any liability to Luminant. We have not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

The Company wholly disputes the claims made by Luminant and intends to contest the case vigorously. The parties have exchanged basic discovery disclosures, but discovery and motion practice have not yet otherwise substantively commenced. No trial date has been set. At this time, in light of the early stage of the proceeding, the Company does not know how or when this matter will be resolved, or whether it will have any additional negative implications under the Luminant Power Agreement going forward. As such, the resolution is not probable or estimable and the Company has not made any accruals related to this dispute.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company's maximum exposure under these arrangements, if any, is unknown as of December 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Standard Power hosting agreement

On February 3, 2021, the Company entered into a bitcoin mining hosting agreement (as amended and restated, the “Standard Power Hosting Agreement”) with 500 N 4th Street LLC, doing business as Standard Power (“Standard Power”). Under the Standard Power Hosting Agreement, Standard Power agreed to provide hosting services, including the electric power infrastructure and containers necessary to operate miners with a specified energy utilization capacity, for miners the Company agreed to deliver to certain of Standard Power’s Ohio facilities upon the satisfaction of certain construction and regulatory conditions. Those conditions were not satisfied and, as a result, the parties terminated the Standard Power Hosting Agreement on February 2, 2023. No consideration was exchanged between the parties related to the termination.

NOTE 15. STOCKHOLDERS’ EQUITY

As of December 31, 2022, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as and if declared by the Board. As of the issuance of these consolidated financial statements, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. The voting, dividend, liquidation and other rights and powers of the Common Stock are subject to and qualified by the rights, powers and preferences of any outstanding series of Preferred Stock, for which there currently are none outstanding.

The Company repurchased 691,088 shares and 2,852,259 shares of its Common Stock related to tax withholding settlements for RSUs that vested during the year ended December 31, 2022 and the eleven months ended December 31, 2021, respectively.

As disclosed above in Note 7, Deposits on Equipment, and Note 11, Related Party Transactions, on April 8, 2022, the Company accepted the return of 2,890,173 shares of its Common Stock held by Bitfury Top HoldCo as consideration for the $10.0 million deposit paid to Bitfury Top HoldCo for mining rigs under the agreement dated October 11, 2021. The returned shares were cancelled by the Company upon their return.

Shelf Registration and At-The-Market Offering Agreement

On September 21, 2022, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”). The Registration Statement covers: (i) the offer and sale by the Company, from time to time in one or more offerings, securities having an aggregate public offering price of up to $500.0 million, (ii) the offer and sale from time to time by the selling securityholders identified therein of up to 23,265,565 shares of Common Stock and the offer and sale from time to time by the selling securityholders of up to 85,500 of the Company’s warrants and (iii) the offer and sale of (A) up to 8,499,978 shares of Common Stock that are issuable by the Company upon the exercise of 8,499,978 public warrants that were previously registered and (B) up to 114,000 shares of Common Stock that are issuable by the Company upon the exercise of 114,000 private placement warrants.

In connection with the filing of the Registration Statement, the Company also entered into the Sales Agreement with H.C. Wainwright & Co., LLC as the Agent, under which the Company may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Agent, which is included in the $500.0 million of securities that may be offered pursuant to the Registration Statement. Sales of the shares of Common Stock, if any, will be made at prevailing market prices at the time of sale,

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or as otherwise agreed with the Agent. Pursuant to the Sales Agreement, the Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of any shares of Common Stock under the Sales Agreement. The Company is not obligated to make any sales of shares of its Common Stock under the Sales Agreement. The Company has not sold any shares of its Common Stock under the Sales Agreement as of the issuance of these consolidated financial statements.

NOTE 16. WARRANTS

The Company assumed the Public and Private Placement Warrants, as mentioned above in Note 2, Summary of Significant Accounting Policies, upon consummation of the Business Combination. The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,499,980 Public Warrants and 114,000 Private Placement Warrants outstanding as of December 31, 2022 and 8,500,000 Public Warrants and 114,000 Private Placement Warrants outstanding as of December 31, 2021. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

Public Warrants

The Public Warrants are exercisable, provided in each case that the Company has an effective registration statement covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of Common Stock is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares of Common Stock are registered, qualified or exempt from registration under the securities or blue sky laws of the state of residence of the holder. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Company may redeem the outstanding warrants (except as described below with respect to the Private Placement Warrants):

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days’ prior written notice of redemption to each warrant holder;
•
if, and only if, the closing price of Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, stock capitalizations, reorganizations, recapitalizations and the like), for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to warrant holders.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SHARE-BASED COMPENSATION

The Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”) provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, the Company may either issue new shares or reissue treasury shares.

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2022 and 2023, this resulted in increases of 7,478,382 shares and 7,426,559 shares, respectively, of Common Stock available for issuance under the Incentive Award Plan. However, as of December 31, 2022, 1,044,594 shares of Common Stock were available for issuance under the Incentive Award Plan.

The Company recognized total share-based compensation in general and administrative expenses on the consolidated statements of operations for the following categories of awards as follows (in thousands):

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Service-Based RSUs	$27,952	$62,094
Performance-Based RSUs	13,552	1,671
Total share-based compensation expense	$41,504	$63,765

Service-Based RSUs

A summary of the Company's unvested Service-Based RSU activity for the year ended December 31, 2022 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	6,798,238	$8.04
Granted	9,701,634	1.84
Forfeited	(205,048)	6.34
Vested	(1,853,780)	7.52
Unvested at December 31, 2022	14,441,044	$3.96

There was approximately $39.4 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.6 years.

On November 10, 2021, the Board approved grants of RSUs under the Incentive Award Plan to the Company's Chief Executive Officer (“CEO”), as well as to directors, which grants were effective November 17, 2021. The RSUs awarded to the directors and a grant of 5,676,946 RSUs made to the CEO were fully vested upon grant on November 17, 2021. Additionally, effective November 17, 2021, the CEO received an additional grant of 7,096,183 RSUs, 2,838,473 of which were Service-Based RSUs and 4,257,710 of which were Performance-Based RSUs (discussed further below).

If not fully-vested upon grant, Service-Based RSUs awarded by the Company generally vest in equal installments on the first four anniversaries of the vesting commencement date as determined by the Board, which will generally coincide with the timing when the employee or consultant began to provide services to the Company, and which may precede the grant date. Vesting is subject to the award recipient's continuous service on the applicable vesting date; provided, that if the award recipient's employment is terminated by the Company without “cause”, by award recipient for “good reason” (if applicable, as such term or similar term may be defined in any employment, consulting or similar service agreement between award recipient and the Company) or due to award recipient’s

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

death or permanent disability, all unvested Service-Based RSUs will vest in full. In addition, in the event of a change in control, any unvested Service-Based RSUs will vest subject to the award recipient’s continuous service to the Company through such change in control. In addition, if the Company achieves a $10 billion market capitalization milestone (described further below) and the CEO remains in continuous service through such achievement, any then-unvested Service-Based RSUs awarded to the CEO will also vest.

Performance-Based RSUs

There was no new activity for unvested Performance-Based RSUs during the year ended December 31, 2022. There were 4,257,710 unvested Performance-Based RSUs at a weighted average grant date fair value of $7.76 as of both December 31, 2022 and 2021. There was approximately $17.8 million of unrecognized compensation expense related to unvested Performance-Based RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.4 years.

One-third of the outstanding Performance-Based RSUs will vest upon the Company achieving a market capitalization equal to or exceeding $5 billion, $7.5 billion and $10 billion, in each case over a 30-day lookback period and subject to the CEO’s continuous service through the end of the applicable 30-day period. In the event of a change in control and CEO’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day lookback period). Any Performance-Based RSUs that do not vest prior to the CEO’s termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration.

Weighted average assumptions used in the November 17, 2021 Monte Carlo valuation model for Performance-Based RSUs awarded on that date were as follows:

Risk-free interest rate	1.60%
Remaining term (in years)	10.0
Expected volatility	96.1%
Expected dividend yield	0%

NOTE 18. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$10,943	$-	$-	$10,943
Accounts receivable	98	-	-	98
Derivative asset	-	-	66,702	66,702
	$11,041	$-	$66,702	$77,743
Liabilities included in:
Warrant liability	$-	$-	$7	$7
	$-	$-	$7	$7

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$101,004	$-	$-	$101,004
	$101,004	$-	$-	$101,004
Liabilities included in:
Warrant liability	$-	$-	$137	$137
	$-	$-	$137	$137

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the year ended December 31, 2022 or during the eleven months ended December 31, 2021.

Level 3 asset

On July 1, 2022, the Company recorded a derivative asset, divided between current and noncurrent assets, on its consolidated balance sheet related to the Luminant Power Agreement as this is when both the quantities of electricity demand were known and penalties for nonperformance under the Luminant Power Agreement became enforceable, with an offsetting amount recorded to change in the fair value of derivative asset in operating loss on the consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset in operating loss. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 6.83% and 7.19% as of December 31, 2022 and the derivative effective date of July 1, 2022, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the year ended December 31, 2022 (amounts in thousands):

Balance as of January 1, 2022	$-
Fair value on derivative asset effective date	83,610
Proceeds from reduction of scheduled power	(5,056)
Change in fair value	(11,852)
Balance as of December 31, 2022	$66,702

Pursuant to the August 26, 2022 amendment to the Luminant Power Agreement, the Company and Luminant agreed to reduce Luminant’s obligation to provide specific amounts of scheduled power over upcoming months and, in exchange for the reduction in scheduled power supply by Luminant and as consideration for the modification to the ramp up schedule under the Luminant Power Agreement, Luminant paid the Company $5.1 million. The Company’s management determined that this did not represent a freestanding instrument to be assessed separately from the Luminant Power Agreement and, as such, the Company reduced the derivative asset by the amount received from Luminant as shown in the table above. For the year ended December 31, 2022, there was a change of $11.9 million in Level 3 assets measured at fair value. Additionally, as discussed above in Note 5, Derivative, the Company, through Luminant, sold electricity in the ERCOT market prior to bitcoin mining operations beginning at the Odessa Facility, resulting in $1.7 million recorded to change in fair value of derivative asset in the consolidated statements of operations during the year ended December 31, 2022.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 liability

The Company’s Private Placement Warrants are its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	December 31,
	2022	2021
Risk-free rate	4.06%	1.20%
Dividend yield rate	0.00%	0.00%
Volatility	90.0%	58.8%
Contractual term (in years)	3.7	4.7
Exercise price	$11.50	$11.50

The following table presents changes in the estimated fair value of the Private Placement Warrants (amounts in thousands):

Balance as of February 1, 2021	$-
Assumed in Business Combination	261
Change in fair value	(124)
Balance as of December 31, 2021	137
Change in fair value	(130)
Balance as of December 31, 2022	$7

NOTE 19. INCOME TAXES

For the year ended December 31, 2022, the Company recorded a deferred tax expense related to an increase in deferred tax liabilities associated with derivatives. No provision for income taxes was recorded for the eleven months ended December 31, 2021. Current income taxes are based upon the current period’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and net operating loss (“NOL”) carryforwards.

The components of the Company’s income tax provision are listed below (in thousands):

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Deferred:
Federal	$1,840	$-
Total deferred	1,840	-
Income tax provision	$1,840	$-

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total expense for income taxes is shown below:

	Year Ended	Eleven Months Ended
	December 31, 2022	December 31, 2021
Income tax benefit at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	1.0%
162m limitations	(1.9)%	(13.4)%
Stock compensation	(14.1)%	(3.3)%
Permanent differences	0.1%	0.0%
Difference and changes in tax rates	(0.8)%	0.0%
RTP and other	1.4%	0.0%
Change in valuation allowance	(10.6)%	(5.3)%
Income tax provision	(4.9)%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$10,253	$6,712
Share-based compensation	3,097	1,457
Accruals and other temporary differences	115	68
Intangible assets	4,002	-
Lease liability	4,267	-
Joint venture investments	6,612	-
Bitcoin holdings	308	-
Gross deferred tax assets	28,654	8,237
Valuation allowance	(12,173)	(8,236)
Net deferred tax assets	16,481	1
Deferred tax liabilities:
Right-of-use asset	(4,107)	-
Derivatives	(14,007)	-
Property and equipment, net	(207)	(1)
Gross deferred tax liabilities	(18,321)	(1)
Net deferred tax liabilities	$(1,840)	$-

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $12.2 million as of December 31, 2022. The valuation allowance increased by $3.9 million during the year ended December 31, 2022, primarily as a result of the increase in NOL carryforwards generated in the current period.

As of December 31, 2022, the Company had federal and state NOL carryforwards of approximately $44.1 million and $19.2 million, respectively. The federal NOL carryforwards do not expire, but the state NOL carryforwards expire if not utilized prior to 2042.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

NOTE 20. SUBSEQUENT EVENTS

In addition to the subsequent events noted above in Note 1, Organization and Business, Note 14, Commitments and Contingencies and Note 17, Share-Based Compensation, the following items also occurred subsequent to December 31, 2022.

RSU activity

On January 1, 2023, 1,554,064 of the Company's outstanding Service-Based RSUs awarded to employees and consultants vested and 524,567 of those shares were repurchased by the Company for tax withholdings owed by the employees. The repurchased shares were recognized in treasury stock on the consolidated balance sheet following the repurchase.

Additionally, subsequent to December 31, 2022, the Company awarded 1,641,803 Service-Based RSUs to new employees and a consultant to the Company with vesting periods ranging from two to four years.

Payments on behalf of Bitfury USA

After December 31, 2022, but before the issuance of these consolidated financial statements, the Company made payments totaling approximately $4.0 million directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs, the Company’s obligations to Bitfury USA under the Master Services and Supply Agreement were reduced by the same amount.

Bitmain coupons

During the year ended December 31, 2022, the Company was issued coupons by Bitmain that provided the Company with discounts that the Company could redeem through the purchase of additional miners from Bitmain prior to the April 2023 expiration date of the coupons. If the Company had been able to fully utilize the coupons through future purchases of miners, the coupons could have amounted to discounts of approximately $10.9 million. In January 2023, the Company received an offer to purchase the coupons from the Company and, since the Company did not have plans to purchase additional Bitmain miners prior to the expiration date of the coupons, the Company sold the coupons to the interested third party in January 2023 for proceeds of $2.3 million.