Form 10-Q
period 2023-03-31
Cipher Mining Inc.
filed 2023-05-09
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 248,937,506 shares of Common Stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report, other than statements of historical fact, including, without limitation, statements regarding our future results of operations and financial position, business strategy, timing and likelihood of success, potential expansion of bitcoin mining data centers, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward-looking statements in this Quarterly Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following :

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

•
The important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023 (the “2022 Form 10-K”) and our future reports filed with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,922	$11,927
Accounts receivable	281	98
Receivables, related party	1,291	1,102
Prepaid expenses and other current assets	4,279	7,254
Bitcoin	9,576	6,283
Derivative asset	17,129	21,071
Total current assets	36,478	47,735
Property and equipment, net	263,027	191,784
Deposits on equipment	1,143	73,018
Investment in equity investees	34,529	37,478
Derivative asset	54,901	45,631
Operating lease right-of-use asset	4,865	5,087
Security deposits	17,742	17,730
Total assets	$412,685	$418,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,667	$14,286
Accounts payable, related party	1,554	3,083
Accrued expenses and other current liabilities	17,341	19,353
Finance lease liability, current portion	2,638	2,567
Operating lease liability, current portion	1,058	1,030
Warrant liability	44	7
Total current liabilities	33,302	40,326
Asset retirement obligation	17,110	16,682
Finance lease liability	11,542	12,229
Operating lease liability	4,218	4,494
Deferred tax liability	1,893	1,840
Total liabilities	68,065	75,571
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 253,050,088 and 251,095,305 shares issued as of March 31, 2023 and December 31, 2022, respectively, and 248,906,007 and 247,551,958 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	253	251
Additional paid-in capital	462,181	453,854
Accumulated deficit	(117,810)	(111,209)
Treasury stock, at par, 4,144,081 and 3,543,347 shares at March 31, 2023 and December 31, 2022, respectively	(4)	(4)
Total stockholders’ equity	344,620	342,892
Total liabilities and stockholders’ equity	$412,685	$418,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue - bitcoin mining	$21,895	$-

Costs and operating expenses (income)
Cost of revenue	8,141	-
General and administrative	17,420	17,390
Depreciation	11,655	7
Change in fair value of derivative asset	(5,328)	-
Power sales	(98)	-
Equity in losses of equity investees	750	153
Realized gain on sale of bitcoin	(4,021)	-
Impairment of bitcoin	1,805	4
Other gains	(2,260)	-
Total costs and operating expenses	28,064	17,554
Operating loss	(6,169)	(17,554)

Other income (expense)
Interest income	76	7
Interest expense	(401)	-
Change in fair value of warrant liability	(37)	48
Total other income (expense)	(362)	55

Loss before taxes	(6,531)	(17,499)

Current income tax expense	(17)	-
Deferred income tax expense	(53)	-
Total income tax expense	(70)	-

Net loss	$(6,601)	$(17,499)

Net loss per share - basic and diluted	$(0.03)	$(0.07)
Weighted average shares outstanding - basic and diluted	248,654,082	250,174,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

(unaudited)

Three Months Ended March 31, 2023

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of January 1, 2023	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,954,783	2	(483)	-	(600,734)	-	(481)
Share-based compensation	-	-	8,810	-	-	-	8,810
Net loss	-	-	-	(6,601)	-	-	(6,601)
Balance as of March 31, 2023	253,050,088	$253	$462,181	$(117,810)	(4,144,081)	$(4)	$344,620

Three Months Ended March 31, 2022

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of January 1, 2022	252,131,679	$252	$425,438	$(72,156)	(2,852,259)	$(3)	$353,531
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,554,064	2	(3,053)	-	(659,231)	(1)	(3,052)
Warrants exercised	20	-	-	-	-	-	-
Share-based compensation	-	-	9,514	-	-	-	9,514
Net loss	-	-	-	(17,499)	-	-	(17,499)
Balance as of March 31, 2022	253,685,763	$254	$431,899	$(89,655)	(3,511,490)	$(4)	$342,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,601)	$(17,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,655	7
Amortization of operating right-of-use asset	222	140
Share-based compensation	8,810	9,514
Equity in losses of equity investees	750	153
Impairment of bitcoin	1,805	4
Non-cash lease expense	401	-
Deferred income taxes	53	-
Bitcoin received as payment for services	(21,717)	-
Change in fair value of derivative asset	(5,328)	-
Change in fair value of warrant liability	37	(48)
Realized gain on sale of bitcoin	(4,021)	-
Changes in assets and liabilities:
Proceeds from sale of bitcoin	20,958	-
Accounts receivable	(183)	-
Receivables, related party	(189)	-
Prepaid expenses and other current assets	2,975	2,288
Security deposits	(12)	(1,010)
Accounts payable	2,913	120
Accounts payable, related party	(1,529)	-
Accrued expenses and other current liabilities	65	2,904
Lease liabilities	(248)	106
Net cash provided by (used in) operating activities	10,816	(3,321)
Cash flows from investing activities
Deposits on equipment	(1,106)	(96,914)
Purchases of property and equipment	(17,947)	(7,059)
Capital distributions from equity investees	3,807	-
Investment in equity investees	(3,094)	-
Net cash used in investing activities	(18,340)	(103,973)
Cash flows from financing activities
Repurchase of common shares to pay employee withholding taxes	(481)	(3,052)
Net cash used in financing activities	(481)	(3,052)
Net decrease in cash and cash equivalents	(8,005)	(110,346)
Cash and cash equivalents, beginning of the period	11,927	209,841
Cash and cash equivalents, end of the period	$3,922	$99,495
Supplemental disclosure of noncash investing and financing activities
Reclassification of deposits on equipment to property and equipment	$71,533	$-
Property and equipment purchases in accounts payable, accounts payable, related party and accrued expenses	$5,940	$3,003
Equity method investment acquired for non-cash consideration	$1,925	$7,118
Finance lease costs in accrued expenses	$1,017	$-
Deposits on equipment in accounts payable and accounts payable, related party	$691	$2,511
Bitcoin received from equity investees	$317	$195
Right-of-use asset obtained in exchange for operating lease liability	$-	$5,859
Investment in equity investees in accrued expenses	$-	$428
Reclassification of deferred investment costs to investment in equity investees	$-	$174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION

Nature of operations

Cipher Mining Inc. (“Cipher” or the “Company”) is an emerging technology company that develops and operates industrial scale bitcoin mining data centers. The Company operates or jointly operates four bitcoin mining data centers in Texas including one wholly-owned data center and three partially-owned data centers that were acquired through investments in joint ventures. Bitcoin mining is the Company’s principal revenue generating business activity. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning at the partially-owned Alborz facility in February 2022 (the “Alborz Facility”). In August 2022, installation of the last mining rigs delivered to the Alborz Facility was completed. In October 2022, installation at the partially-owned Bear facility (the “Bear Facility”) and the partially-owned Chief facility (the “Chief Facility”) was also completed. In November 2022, the Company began bitcoin mining operations at the wholly-owned Odessa facility (the “Odessa Facility”) and is continuing to expand those operations.

Cipher Mining Technologies Inc. (“CMTI”) was established on January 7, 2021, in Delaware, by Bitfury Top HoldCo B.V. and its subsidiaries (“Bitfury Top HoldCo” and, with its subsidiaries, the “Bitfury Group”). Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 81.1% of the Company’s common stock, $0.001 par value per share (“Common Stock”), as of March 31, 2023, with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has control of the Company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of May 4, 2023, pursuant to the Bitfury Lock-up Agreement (as defined below in Note 10, Related Party Transactions), 129,017,513 of Bitfury Top HoldCo’s shares of our Common Stock remain subject to lock-up which, subject to any potential modifications under the Waiver Agreement, is expected to expire on August 27, 2023.

Out-of-period-adjustments

Cost of revenue and power sales for the three months ended March 31, 2023 included out-of-period adjustments of approximately $1.0 million and $0.6 million, respectively, that increased both cost of revenue and power sales on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023, and resulted in net increases to operating loss and loss before taxes of approximately $0.4 million during the same period. These out-of-period adjustments related to power costs and power sales for the year ended December 31, 2022 at the Company’s Odessa Facility, which are invoiced on a net basis by the Company’s power provider. We evaluated the impact of this error on our previously issued audited consolidated financial statements for the year ended December 31, 2022, as well as on our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, assessing the error both quantitatively and qualitatively, and concluded that the error was not material to the financial statements for either period.

Risks and uncertainties

Liquidity, capital resources and limited business history

The Company has experienced net losses and negative cash flows from operations. As of March 31, 2023, the Company had approximate balances of cash and cash equivalents of $3.9 million, working capital of $3.2 million, total stockholders’ equity of $344.6 million and an accumulated deficit of $117.8 million. For fiscal years ended December 31, 2022 and 2021, the Company, in large part, relied on proceeds from the consummation of its business combination with Good Works Acquisition Corp. (“GWAC”) to fund its operations; however, during the three months ended March 31, 2023, the Company utilized proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers to support its operating expenses. During the three months ended March 31, 2023, the Company sold 939 bitcoin for proceeds of approximately $21.0 million. Additionally, in January 2023, the Company was approached by a third party that offered to purchase coupons that the Company had received from Bitmain Technologies Limited (“Bitmain”) during fiscal year 2022. These transferrable coupons provided the Company with potential discounts of approximately $10.9 million that could only be redeemed with the purchase of additional miners from Bitmain prior to the coupons’ April 2023 expiration date. As the Company did not intend to purchase additional Bitmain miners prior to the expiration date of the coupons, it sold the coupons to the interested third party for proceeds of approximately $2.3 million, which it recorded in costs and operating

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

expenses (income) as other gains on its unaudited condensed consolidated statement of operations during the three months ended March 31, 2023.

The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements and ongoing operations. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Operating activities provided approximately $10.8 million of cash during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company paid approximately $1.1 million of deposits for mining equipment and reclassified approximately $71.5 million to property and equipment in connection with the receipt of miners and other equipment at the Odessa Facility. As of March 31, 2023, the Company had 47,123 miners located at the Odessa Facility and had 12,953, 3,254 and 3,254 contributed miners at its partially-owned Alborz Facility, Bear Facility and Chief Facility, respectively.

As of March 31, 2023, the Company had approximately $1.1 million of deposits on equipment on its unaudited condensed consolidated balance sheet, primarily for BlockBox air-cooled containers (each a “BBAC”) and other mining equipment. The Company expects to incur ongoing capital expenditures in the first half of 2023 related to the Odessa Facility that will require resources beyond the Company’s existing financial resources as of March 31, 2023. On May 4, 2023, we entered into an agreement (the “Canaan Agreement”) with Canaan Creative Global Pte. Ltd. (“Canaan”) to purchase 11,000 new A1346 model miners to be delivered during the third quarter of 2023. The Company expects to fund its payment obligations for the purchase through its ongoing operations, including by selling bitcoin generated at its data centers. The Company plans to install the new miners at its Odessa Facility upon their arrival.

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

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. The Company’s management has no current intention of entering into a merger or acquisition within the next 12 months. The Company may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to operating as a public company. Accordingly, the Company may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plan.

Macroeconomic conditions: COVID-19 and other economic, business and political conditions

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of the Company’s control, such as any epidemics, pandemics or disease outbreaks or other public health conditions. For example, the COVID-19 pandemic (“COVID-19”) that was declared on March 11, 2020 has caused significant economic dislocation in the United States (“U.S.”) and globally as governments across the world, including the U.S., introduced measures aimed at preventing the spread of COVID-19. While most policies and regulations implemented by governments in response to COVID-19 have been lifted, they have had a significant impact, both directly and indirectly, on global business and commerce.

The Company may experience disruptions to its business operations resulting from supply interruptions, quarantines, self-isolations, or other movement and restrictions on the ability of its employees or its counterparties to perform their jobs. The Company may also experience delays in construction and obtaining necessary equipment in a timely fashion. If the Company is unable to effectively set

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

up and service its miners, its ability to mine bitcoin will be adversely affected. There is no assurance that COVID-19 or any other pandemic, or other unfavorable global economic, business or political conditions, such as a rise in energy prices, a slowdown in the U.S. or international economy, high inflation rates or other factors, will not materially and adversely affect the Company’s business, prospects, financial condition and operating results.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company prepares its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as determined by the FASB and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiary, CMTI. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Equity in losses of equity investees is presented as a separate line item within costs and operating expenses (income) on the Company’s unaudited condensed consolidated statements of operations, whereas this line item was previously included as a separate line item within other income (expense). This reclassification did not have a material impact on the Company’s reported results of operations and related disclosures. The impact on any prior period disclosures was immaterial.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuations of its derivative asset and warrant liability under Level 3 of the fair value hierarchy, useful lives of property and equipment, the asset retirement obligation and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

A description of the Company’s significant accounting policies in included in the Company’s 2022 Form 10-K. You should read the unaudited condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2022 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2022 Form 10-K.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s chief operating decision maker is comprised of several members of its executive management team. The Company views its operations and manages its business in one segment.

Net loss per share

Basic net loss per share is computed by dividing net loss allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts net loss and net loss per common share for the effect of all potentially dilutive shares of Common Stock. Potential common shares consist of the Company’s outstanding public and private placement warrants to purchase Common Stock, as well as unvested restricted stock units (“RSUs”). Basic net loss per common share is the same as dilutive net loss per common share for all periods presented as the inclusion of all potential common shares would have been antidilutive.

The following table presents the common shares that are excluded from the computation of diluted net loss per common share at March 31, 2023 and 2022, because including them would have been antidilutive.

	March 31,
	2023	2022
Public warrants	8,499,980	8,499,980
Private placement warrants	114,000	114,000
Unvested RSUs	18,541,618	10,440,942
	27,155,598	19,054,922

Recently issued and adopted accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update ASU No. 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change. The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its condensed consolidated financial statements.

NOTE 3. BITCOIN

The following table presents information about the Company’s bitcoin (in thousands):

Balance as of January 1, 2023	$6,283
Bitcoin received from equity investees	317
Revenue recognized from bitcoin mined, net of receivable	21,717
Proceeds from sale of bitcoin, net of realized gain	(16,936)
Impairment of bitcoin	(1,805)
Balance as of March 31, 2023	$9,576

The fair value of the Company’s bitcoin as of March 31, 2023 was approximately $11.8 million and was estimated using the closing price of bitcoin, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset).

During the three months ended March 31, 2023, the Company recorded impairment charges on its bitcoin holdings of approximately $1.8 million. Impairment charges were immaterial for the three months ended March 31, 2022.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4. DERIVATIVE ASSET

Luminant Power Agreement

On June 23, 2021, the Company entered into a power purchase agreement with Luminant ET Services Company LLC (“Luminant”), which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022 and August 26, 2022 (as amended, the “Luminant Power Agreement”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years, subject to certain early termination exemptions. The Luminant Power Agreement provides for a subsequent automatic annual renewal unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of the then current term. Starting from July 1, 2022, and prior to the receipt of interconnection approval from the Electric Reliability Council of Texas (“ERCOT”), under the take or pay framework of the Luminant Power Agreement and pursuant to the ramp-up schedule agreed to between Luminant and Cipher, Luminant began sales of the scheduled energy in the ERCOT market.

Because ERCOT allows for net settlement, the Company’s management determined that, as of July 1, 2022, the Luminant Power Agreement met the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Because the Company has the ability to sell its electricity in the ERCOT market rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company’s management does not believe the normal purchases and normal sales scope exception applies to the Luminant Power Agreement. Accordingly, the Luminant Power Agreement (the non-hedging derivative contract) is recorded at its estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 16, Fair Value Measurements.

Depending on the spot market price of electricity, the Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility during peak times in order to most efficiently manage the Company’s operating costs. The Company earned approximately $0.1 million from power sales for the three months ended March 31, 2023 and recorded this amount in costs and operating expenses (income) as power sales on the unaudited condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in cost of revenue. See Note 1, Organization for information regarding the out-of-period adjustments recorded during the three months ended March 31, 2023, which affected cost of power, power sales, net operating loss and net loss on the Company’s unaudited condensed consolidated statement of operations.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Miners and mining equipment	$135,048	$79,909
Leasehold improvements	118,036	94,807
Software	776	596
Office and computer equipment	88	88
Autos	73	73
Furniture and fixtures	75	69
Construction-in-progress	24,353	20,437
Total cost of property and equipment	278,449	195,979
Less: accumulated depreciation	(15,422)	(4,195)
Property and equipment, net	$263,027	$191,784

During the three months ended March 31, 2023 and 2022, the Company placed $17.6 million and nil, respectively, of construction-in-progress into service at the Odessa Facility. Depreciation expense was $11.7 million for the three months ended March 31, 2023 and included approximately $0.4 million of accretion expense related to the Company’s asset retirement obligation. Depreciation expense was immaterial for the three months ended March 31, 2022.

During the three months ended March 31, 2023, the Company received the remaining 17,094 MicroBT M30S, M30S+ and M30S++ miners (“MicroBT miners”) related to the framework agreement of September 2021 with SuperAcme Technology (Hong Kong) Limited (“SuperAcme”), which was amended and restated by the Amended and Restated Framework Agreement on Supply of

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Blockchain Servers (the “Amended and Restated Framework Agreement”), dated as of May 6, 2022, and subject to the Supplementary Agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement). These MicroBT miners received during the three months ended March 31, 2023 had an aggregate cost of approximately $50.7 million and were purchased by the Company at the new fixed and floating price terms set forth in the Supplementary Agreement. During the three months ended March 31, 2023, the Company also received 4,622 Antminer S19j Pro (100 TH/s) (“S19j Pro”) miners from Bitmain with a cost basis of approximately $1.6 million. As of March 31, 2023, the Company had deployed a total of 34,927 MicroBT miners and 12,196 S19j Pro miners for a total of 47,123 miners at its Odessa Facility.

NOTE 6. DEPOSITS ON EQUIPMENT

In November and December 2022, the Company agreed to purchase 5,000 and 2,200, respectively, S19j Pro miners from Bitmain. The Company utilized accumulated Bitmain credits and coupons for the majority of the purchase price for these miners and has no further payments due in respect of these orders. See information regarding the quantity of Bitmain miners received pursuant to these agreements during the three months ended March 31, 2023 in Note 5, Property and Equipment.

The open purchase agreement commitments, deposits paid and expected delivery timing are summarized below as of March 31, 2023 (in thousands):

Vendor	Agreement Dates	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain (1)	November and December 2022	$127	$127	April 2023
Other vendors	Various	1,016	1,016
Total		$1,143	$1,143

__________

(1) Pursuant to the Company’s agreement with Bitmain, the Company is responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

NOTE 7. INVESTMENTS IN EQUITY INVESTEES

The Company uses the equity method of accounting to account for its 49% equity interest in its partially owned mining operations Alborz LLC, Bear LLC and Chief, LLC (the “Data Center LLCs”). The Company recognized a total of approximately $2.4 million and $0.2 million of equity in the net losses of its equity investees in the condensed consolidated statements of operations during the three months ended March 31, 2023 and 2022, respectively. Cryptocurrency mining operations for the Data Center LLCs consisted only of minimal activity at the Alborz Facility for the three months ended March 31, 2022.

During the year ended December 31, 2022, the Company contributed miners and mining equipment to the Alborz, Bear and Chief Facilities. The majority of these contributed miners had a fair value that was lower than the cost paid by the Company to obtain them, and the Company recognized losses at the time of the contributions, resulting in basis differences related to the Company’s investments in Alborz LLC, Bear LLC and Chief LLC, all of which recorded the contributions of equipment from the Company at the historical cost paid by the Company to obtain the equipment. As Alborz LLC, Bear LLC and Chief LLC depreciate the historical cost of these miners on their respective financial statements over the expected depreciation period of five years, the Company accretes these basis differences over the same period and records the accretion amount for each reporting period within equity in losses of equity investees on its statements of operations until these miners are fully depreciated and the corresponding basis differences are fully accreted. As of March 31, 2023, the Company had remaining basis differences totaling approximately $29.7 million that have not yet been accreted. Accretion recorded by the Company during the three months ended March 31, 2023 is shown in the table below and was recorded within equity in the net losses of equity investees on the statement of operations.

Activity in the Company’s investments in equity investees during the three months ended March 31, 2023 consisted of the following (in thousands):

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Balance as of January 1, 2023	$37,478
Cost of miners and mining equipment contributed	1,925
Accretion of basis differences related to miner contributions	1,670
Capital distributions	(3,807)
Bitcoin received from equity investees	(317)
Equity in net losses of equity investees	(2,420)
Balance as of March 31, 2023	$34,529

NOTE 8. SECURITY DEPOSITS

The Company’s security deposits consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Luminant Power Purchase Agreement Independent Collateral Amount	$12,554	$12,554
Luminant Purchase and Sale Agreement collateral	3,063	3,063
Operating lease security deposits	967	960
Other deposits	1,158	1,153
Total security deposits	$17,742	$17,730

NOTE 9. SUPPLEMENTAL FINANCIAL INFORMATION

As of March 31, 2023 and December 31, 2022, the Company had approximately $4.3 million and $7.3 million, respectively, of prepaid expenses and other current assets, which was primarily related to prepaid insurance other than approximately $1.2 million of bitcoin temporarily held for the Company’s joint venture partner, WindHQ LLC (“WindHQ”), as of December 31, 2022.

The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Taxes (primarily sales tax)	$15,719	$18,798
Finance lease (1)	1,356	339
Legal	204	215
Other	62	1
Total accrued expenses and other current liabilities	$17,341	$19,353

__________

(1) See Note 11, Leases for additional information regarding the Company’s finance lease.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party receivables

The Company recorded related party receivables of approximately $1.3 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively, related to expenses paid on behalf of the Data Center LLCs for which it expects to be reimbursed.

Waiver, Lock-up and Board Observer Agreements

On April 8, 2022, the Company entered into a waiver agreement with Bitfury Top HoldCo (the “Waiver Agreement”), pursuant to which the Company waived certain restrictions on transfer of Common Stock under (a) that certain Lock-up Agreement, dated as of August 26, 2021, by and between GWAC and Bitfury Top HoldCo (the “Bitfury Lock-up Agreement”) and (b) those certain Lock-up Agreements, dated August 26, 2021, by and between GWAC and each of (i) I-B Goodworks, LLC, (ii) Magnetar Financial LLC, (iii) Mint Tower Capital Management B.V., (iv) Periscope Capital, Inc. and (v) Polar Asset Management Partners Inc., respectively (the stockholders contemplated by clauses (a)-(b), the “Stockholders”), imposing similar restrictions on the Stockholders (collectively, the “Lock-up Agreements” and each a “Lock-up Agreement”).

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Waiver Agreement was negotiated and approved by an independent committee of the Company’s board of directors (“Board”). The Waiver Agreement (i) permits each Stockholder to pledge or otherwise hypothecate the Lock-up Shares (as defined in the Lock-up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and (ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that such waiver will only apply and be effective if certain conditions specified in the Waiver Agreement are satisfied or waived. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any pledged shares, the Lock-up Period, as defined in the applicable Lock-up Agreement, shall be extended an additional three months to November 26, 2023. Furthermore, the Waiver Agreement provided for the cancellation of 2,890,173 shares of the Company’s Common Stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements as consideration for a $10.0 million deposit paid by the Company for Bitfury Top HoldCo mining rigs under the agreement dated October 11, 2021, for which no order confirmation was made.

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

Master Services and Supply Agreement

On August 26, 2021, Bitfury Top HoldCo and the Company entered into a Master Services and Supply Agreement (the “Master Services and Supply Agreement”). The initial term of the agreement is 84 months, with automatic 12-month renewals thereafter (unless either party provides sufficient notice of non-renewal). Pursuant to this agreement, the Company can request and Bitfury Top HoldCo is required to use commercially reasonable efforts to provide, or procure the provision of, certain equipment and/or services, such as construction, engineering and operations, in each case as may be required to launch and maintain the Company’s bitcoin mining data centers in the U.S. The Master Services and Supply Agreement is not exclusive to Bitfury Top HoldCo or any of its affiliates, and the Company may retain any other parties to manufacture and deliver any equipment or perform any of the services required. The Company is not obligated to order any equipment or services from the Bitfury Group under the Master Services and Supply Agreement.

In addition to the Master Services and Supply Agreement, the Company and Bitfury Holding also entered into a fee side letter, which sets out the basic pricing framework applicable under the Master Services and Supply Agreement for any services. Under the fee side letter, monthly fees for any potential future services, if any, would be determined by reference to two groups of services, which may be provided under the Master Services and Supply Agreement: (i) Bitfury Top HoldCo’s “onsite” services fee would be calculated on a straight cost +5% basis (plus applicable duties and taxes); and (ii) Bitfury Top HoldCo’s “remote services” would be calculated on a ratchet basis applying a management fee of $1,000/MW up to 445MW (capped at $200,000/month) and $450USD/MW above 445MW (plus applicable duties and taxes). The Company is not currently using any services provided by Bitfury’s Top HoldCo or its affiliates.

Purchase commitments, deposits on equipment and related party payables

The Company entered into two agreements with Bitfury USA Inc. (“Bitfury USA”), made under, and as a part of, the Master Services and Supply Agreement to purchase BBACs. As of March 31, 2023 and December 31, 2022, approximately $0.5 million and $1.1 million, respectively, of deposits on equipment and construction-in-progress on the Company’s condensed consolidated balance sheets related to amounts owed by the Company to Bitfury USA, which were accrued in accounts payable, related party.

Additionally, Bitfury USA contracted with third-party vendors for the purchase of equipment and the receipt of services related to Cipher’s future mining operations. Pursuant to one of these arrangements between Bitfury USA and a third-party vendor, Paradigm Controls of Texas, LLC (“Paradigm”), the Company made payments directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs, totaling approximately $4.5 million during the three months ended March 31, 2023 and the Company’s obligations to Bitfury USA under the Master Services and Supply Agreement were reduced by the same amount.

As of December 31, 2022, in relation to the Company assisting WindHQ with the liquidation of some of WindHQ’s bitcoin holdings, the Company had approximately $1.2 million of bitcoin and approximately $0.3 million of proceeds received, but not yet transferred to WindHQ, respectively, recorded in accounts payable, related party on its consolidated balance sheet. During the quarter ended March 31, 2023, all of the bitcoin held by the Company on behalf of WindHQ was liquidated and all proceeds received from the

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

liquidation were forwarded to WindHQ, leaving no remaining amount payable to WindHQ in accounts payable, related party as of March 31, 2023 on the Company’s unaudited condensed consolidated balance sheet.

NOTE 11. LEASES

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

The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. Despite lease commencement in November 2022, the Company has not been required by Luminant to make any lease payments for the substation, therefore the Company is continuing to accrue amounts due under the Combined Luminant Lease Agreement in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheet. At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Office headquarters lease

The Company entered into an operating lease for office space located in New York. The lease has an initial term of 64 months and commenced on February 1, 2022. The lease does not provide the Company with renewal options.

Additional lease information

Components of the Company’s lease expenses are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Finance lease:
Amortization of ROU asset (1)	$789	$-
Interest on lease liability	401	-
Total finance lease expense	1,190	-
Operating leases:
Operating lease expense	371	247
Short-term lease rent expense	83	-
Total lease expense	$1,644	$247

__________

(1) Amortization of finance lease ROU asset is included within depreciation expense.

The Company did not incur any variable lease costs during the three months ended March 31, 2023 and 2022.

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating cash flows - operating lease	$395	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$5,859

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term – finance lease (in years)	4.4	4.7
Weighted-average remaining lease term – operating lease (in years)	4.2	4.4
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	10.9%	10.9%
Finance lease ROU asset (1)	$13,682	$14,471

__________

(1) As of March 31, 2023 and December 31, 2022, the Company had recorded accumulated amortization of approximately $1.3 million and $0.5 million, respectively, for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

As of March 31, 2023, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remaining Period Ended December 31, 2023	$3,051	$1,186	$4,237
Year Ended December 31, 2024	4,068	1,581	5,649
Year Ended December 31, 2025	4,068	1,581	5,649
Year Ended December 31, 2026	4,068	1,581	5,649
Year Ended December 31, 2027	2,712	659	3,371
Total lease payments	17,967	6,588	24,555
Less present value discount	(3,787)	(1,312)	(5,099)
Total	$14,180	$5,276	$19,456

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of March 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying unaudited condensed consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying unaudited condensed consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that a material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

Luminant Power Agreement

On November 18, 2022, Luminant filed suit against CMTI in the 95th District Court of Dallas County, Texas, asserting Texas state law claims for declaratory judgment and “money had and received”, seeking recoupment and return of money previously paid by Luminant to CMTI in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data center in Odessa, Texas. These prior payments were (i) the sum of $5.1 million paid to CMTI in September 2022 pursuant to a contractual provision requiring such payment in the parties’ written and executed August 25, 2022 Third Amendment to the Luminant Power Agreement, and (ii) the sum of $1.7 million also paid to CMTI in September 2022, as agreed by the parties, for electrical power sold by Luminant for CMTI’s benefit into the open market prior to the final energization of the Company’s facility. Luminant contends that such payments were mistaken because, although voluntarily made by Luminant, they were not actually due under the terms of the Luminant Power Agreement, as amended. The Company filed its answer on January 17, 2023, denying any liability to Luminant. We have not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

The Company wholly disputes the claims made by Luminant and intends to contest the case vigorously. The parties have exchanged basic discovery disclosures, and discovery and motion practice have not substantively commenced. An initial trial date has been set. At this time, in light of the early stage of the proceeding, the Company does not know how or when this matter will be resolved, or whether it will have any additional negative implications under the Luminant Power Agreement going forward. As such, the resolution is not probable or estimable and the Company has not made any accruals related to this dispute.

NOTE 13. STOCKHOLDERS’ EQUITY

As of March 31, 2023, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).

Common Stock

Holders of each share of Common Stock are entitled to dividends when, as and if declared by the Board. As of the issuance of these unaudited condensed consolidated financial statements, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. The voting, dividend, liquidation and other rights and powers of the Common Stock are subject to and qualified by the rights, powers and preferences of any outstanding series of Preferred Stock, for which there currently are none outstanding.

During the three months ended March 31, 2023, the Company issued 1,954,783 shares of Common Stock to officers, directors, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 600,734 of these shares of Common Stock from officers and employees, with a fair value of approximately $0.5 million, to cover taxes related to the settlement of these vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.

NOTE 14. WARRANTS

Upon consummation of the business combination, the Company assumed Common Stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,499,980 Public Warrants and 114,000 Private Placement Warrants outstanding as of both March 31, 2023 and December 31, 2022. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization,

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

NOTE 15. SHARE-BASED COMPENSATION

The Incentive Award Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, the Company may either issue new shares or reissue treasury shares.

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2023, this resulted in an increase of 7,426,559 shares of Common Stock available for issuance under the Incentive Award Plan. As of March 31, 2023, 6,673,506 shares of Common Stock were available for issuance under the Incentive Award Plan.

The Company recognized total share-based compensation expense in general and administrative expenses on the unaudited condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Service-based RSUs	$5,468	$6,173
Performance-based RSUs	3,342	3,341
Total share-based compensation expense	$8,810	$9,514

Service-based RSUs

A summary of the Company’s unvested Service-based RSU activity for the three months ended March 31, 2023 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	14,441,044	$3.96
Granted	1,797,647	$1.21
Vested	(1,954,783)	$7.02
Unvested at March 31, 2023	14,283,908	$3.20

As of March 31, 2023, there was approximately $24.7 million of unrecognized compensation expense related to unvested Service-based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.6 years.

If not fully vested upon grant, Service-based RSUs awarded generally vest over a period ranging from two to four years in equal installments on the award’s anniversary of the vesting commencement date, which will generally coincide with the timing when the employee or consultant began to provide services to the Company, as determined by the Board, and which may precede the grant date. Vesting is subject to the award recipient’s continuous service on the applicable vesting date; provided, that if the award recipient’s employment is terminated by the Company without “cause”, by award recipient for “good reason” (if applicable, as such term or similar term may be defined in any employment, consulting or similar service agreement between award recipient and the Company) or due to award recipient’s death or permanent disability, all unvested Service-based RSUs will vest in full. In addition, in the event of a change in control, any unvested Service-based RSUs will vest subject to the award recipient’s continuous service to the Company through such change in control. In addition, if the Company achieves a $10 billion market capitalization milestone (described further below) and the Chief Executive Officer (“CEO”) remains in continuous service through such achievement, any then-unvested Service-based RSUs awarded to the CEO will also vest.

Performance-based RSUs

There was no new activity for unvested Performance-based RSUs during the three months ended March 31, 2023. There were 4,257,710 unvested Performance-based RSUs at a weighted average grant date fair value of $7.76 as of both March 31, 2023 and

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

December 31, 2022. As of March 31, 2023, there was approximately $14.5 million of unrecognized compensation expense related to unvested Performance-based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 1.2 years.

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

NOTE 16. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$2,288	$-	$-	$2,288
Accounts receivable	281	-	-	281
Derivative asset	-	-	72,030	72,030
	$2,569	$-	$72,030	$74,599
Liabilities included in:
Warrant liability	$-	$-	$44	$44
	$-	$-	$44	$44

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$10,943	$-	$-	$10,943
Accounts receivable	98	-	-	98
Derivative asset	-	-	66,702	66,702
	$11,041	$-	$66,702	$77,743
Liabilities included in:
Warrant liability	$-	$-	$7	$7
	$-	$-	$7	$7

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

Level 3 asset

The Company’s derivative asset, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its unaudited condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the unaudited condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, which has a remaining term of approximately 4.3 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 6.55% and 6.83% as of March 31, 2023 and December 31, 2022, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 (in thousands):

Balance as of January 1, 2023	$66,702
Change in fair value	5,328
Balance as of March 31, 2023	$72,030

Level 3 liability

The Company’s Private Placement Warrants (as defined in Note 14, Warrants) are its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of its Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	March 31, 2023	December 31, 2022
Risk-free rate	3.70%	4.06%
Dividend yield rate	0.00%	0.00%
Volatility	72.5%	90.0%
Contractual term (in years)	3.4	3.7
Exercise price	$11.50	$11.50

The following table presents changes in the estimated fair value of the Private Placement Warrants for the three months ended March 31, 2023 (in thousands):

Balance as of January 1, 2023	$7
Change in fair value	37
Balance as of March 31, 2023	$44

NOTE 17. INCOME TAXES

The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 1.1% and nil of loss before taxes for the three months ended March 31, 2023 and 2022, respectively.

NOTE 18. SUBSEQUENT EVENTS

Payments to Paradigm

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

After March 31, 2023, but before the issuance of these unaudited condensed consolidated financial statements, the Company made payments totaling approximately $1.3 million directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs. The Company’s payment obligations to Bitfury USA under the Master Services and Supply Agreement were also reduced by the same amount related to these payments to Paradigm.

Miner Purchase

On May 4, 2023, we entered into the Canaan Agreement with Canaan to purchase 11,000 new A1346 model miners to be delivered during the third quarter of 2023. The Company expects to fund its payment obligations for the purchase through its ongoing operations, including by selling bitcoin generated at its data centers. The Company plans to install the new miners at its Odessa Facility upon their arrival.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and related notes disclosed in our 2022 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” sections of our 2022 Form 10-K and this Quarterly Report and other factors set forth in other parts of this Quarterly Report.

Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “Cipher Mining,” “we,” “us” or “our” refers to Cipher Mining Inc. and its consolidated subsidiaries, unless otherwise indicated.

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

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of April 30, 2023, we operated approximately 69,500 miners, with an aggregate hashrate capacity of approximately 7.0 EH/s, deploying approximately 230 MW of electricity, of which we owned approximately 59,500 miners, with an aggregate hashrate capacity of approximately 6.0 EH/s, deploying approximately 199 MW of electricity.

We operate four bitcoin mining data centers in Texas, including one wholly-owned and three partially-owned data centers acquired through investments in joint ventures. Our largest data center is our Odessa data center (the “Odessa Facility”), which is our wholly-owned 207 MW facility located in Odessa, Texas. We also operate our Alborz data center (the “Alborz Facility”), which is located near Happy, Texas and is partially-owned through a joint venture with WindHQ LLC (“WindHQ”). Our Bear data center (the “Bear Facility”) and our Chief data center (the “Chief Facility”) are both located near Andrews, Texas and are also partially-owned through separate joint ventures with WindHQ. We have a 49% membership interest in Alborz LLC, Bear LLC and Chief LLC, which own the Alborz Facility, the Bear Facility and the Chief Facility, respectively. By the end of the third quarter 2023, we anticipate operating approximately 80,500 miners, capable of generating approximately 8.2 EH/s across our sites, of which we will own approximately 70,500 miners, representing approximately 7.2 EH/s.

Recent Developments

Payments to Paradigm

After March 31, 2023, but before the issuance of these unaudited condensed consolidated financial statements, we made payments totaling approximately $1.3 million directly to Paradigm Controls of Texas, LLC (“Paradigm”) in place of Bitfury USA Inc. (“Bitfury USA”), in respect of manufacturing services for BlockBox air-cooled containers (“BBACs”). Our payment obligations to Bitfury USA under a Master Services and Supply Agreement were also reduced by the same amount related to these payments to Paradigm.

Miner Purchase

On May 4, 2023, we entered into an agreement (the “Canaan Agreement”) with Canaan Creative Global Pte. Ltd. (“Canaan”) to purchase 11,000 new A1346 model miners to be delivered during the third quarter of 2023. The Company expects to fund its payment obligations for the purchase through its ongoing operations, including by selling bitcoin generated at its data centers. The Company plans to install the new miners at its Odessa Facility upon their arrival.

Factors Affecting Our Results of Operations

There have been no material changes to the “Factors Affecting Our Results of Operations” in the Management’s Discussion and Analysis section of our 2022 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Summary of Bitcoin Mining Results

The following table presents information about our Bitcoin mining activities, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Balance as of January 1, 2023	394	$6,283
Bitcoin received from equity investees	18	317
Revenue recognized from bitcoin mined, net of receivable	943	21,717
Proceeds from sale of bitcoin, net of realized gain	(939)	(16,936)
Impairment of bitcoin	-	(1,805)
Balance as of March 31, 2023	416	$9,576

Results of Operations

Comparative Results for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Revenue - bitcoin mining	$21,895	$-

Costs and operating expenses (income)
Cost of revenue	8,141	-
General and administrative	17,420	17,390
Depreciation	11,655	7
Change in fair value of derivative asset	(5,328)	-
Power sales	(98)	-
Equity in losses of equity investees	750	153
Realized gain on sale of bitcoin	(4,021)	-
Impairment of bitcoin	1,805	4
Other gains	(2,260)	-
Total costs and operating expenses	28,064	17,554
Operating loss	(6,169)	(17,554)

Other income (expense)
Interest income	76	7
Interest expense	(401)	-
Change in fair value of warrant liability	(37)	48
Total other income (expense)	(362)	55

Loss before taxes	(6,531)	(17,499)

Current income tax expense	(17)	-
Deferred income tax expense	(53)	-
Total income tax expense	(70)	-

Net loss	$(6,601)	$(17,499)

Revenue

Bitcoin mining operations at our Odessa Facility mined 943 bitcoin and generated revenue of $21.9 million for the three months ended March 31, 2023, at an average price per bitcoin of $22,740. The Odessa Facility began mining operations in mid-November 2022, therefore, we did not earn revenue from bitcoin mining during the three months ended March 31, 2022.

Cost of revenue

Cost of revenue for the three months ended March 31, 2023 was $8.1 million and consisted primarily of power costs at the Odessa Facility as delivered under our power purchase agreement with Luminant ET Services Company LLC (the “Luminant Power Agreement”), as well as maintenance expenses for mining equipment. Power costs for the three months ended March 31, 2023 included $1.0 million of power costs related to the year ended December 31, 2022 that were recorded as an out-of-period adjustment during the current reporting period. We incurred no costs of revenue during the three months ended March 31, 2022 as the Odessa Facility did not begin its bitcoin mining operations until mid-November 2022.

General and administrative

General and administrative expenses were comparable at $17.4 million for the three months ended March 31, 2023 and 2022. The increase was primarily driven by increases of $2.4 million for payroll and payroll-related benefits due to increasing headcount and $0.6 million for office supplies and software. These increases were partially offset by decreases of $1.0 million for state and franchise taxes, $0.9 million for legal expenses, $0.7 million for share-based compensation costs and $0.4 million for business insurance. Legal expenses were higher during the three months ended March 31, 2022 in part due to legal expenses associated with the waiver, lock-up and board observer agreements that we entered into in early April 2022.

Depreciation

Depreciation for the three months ended March 31, 2023 was $11.7 million, an increase of $11.7 million over depreciation expense for the three months ended March 31, 2022, which was immaterial. The increase was primarily due to miners, mining equipment and leasehold improvements at the Odessa Facility being placed into service beginning in November 2022, with additional miners and mining-related assets placed into service during the three months ended March 31, 2023 as we continued to expand capacity at the Odessa Facility. Also included in depreciation is the amortization of our finance lease right-of-use asset for our Interconnection Electrical Facilities (as defined below) that provides power to the Odessa Facility, as well as accretion of our estimated asset retirement obligation related to the Odessa Facility and depreciation of the associated capitalized costs.

Change in fair value of derivative asset

The change in the fair value of our derivative asset related to the Luminant Power Agreement resulted in a gain of $5.3 million during the three months ended March 31, 2023. The gain was primarily due to the change in the power market forward curve as compared to the curve as of December 31, 2022. The Luminant Power Agreement was not effective during the three months ended March 31, 2022.

Power sales

In accordance with the Luminant Power Agreement, we sold excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for which we received proceeds of $0.1 million for the three months ended March 31, 2023. Power sales for the three months ended March 31, 2023 included $0.6 million for sales of power that occurred during the year ended December 31, 2022 that were recorded as an out-of-period adjustment during the current reporting period.

Equity in losses of equity investees

Equity in losses of equity investees totaled approximately $0.8 million for the three months ended March 31, 2023, an increase of $0.6 million from approximately $0.2 million for the three months ended March 31, 2022. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites and also includes accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022 with values at the time of the contributions that were less than the costs we paid to obtain the miners. We are accreting these basis differences over the five-year useful life of the miners. Our share of the losses in the mining operations of Alborz LLC, Bear LLC and Chief LLC increased to approximately $2.4 million for the three months ended March 31, 2023 from approximately $0.2 million for the three months ended March 31, 2022. During the current three month period, all three sites were fully operational, whereas in the prior year period, only Alborz LLC had begun mining operations with a limited number of miners prior to March 31, 2022. We recognized approximately $1.7 million and nil for the three months ended March 31, 2023 and 2022, respectively, for the accretion of basis differences.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $4.0 million during the three months ended March 31, 2023. We began selling a portion of our bitcoin holdings at the start of 2023 to support our operations and cash requirements. We did not sell any bitcoin during the three months ended March 31, 2022.

Impairment of bitcoin

We recognized a total of approximately $1.8 million of impairment on our bitcoin holdings during the three months ended March 31, 2023. Impairment of bitcoin for the three months ended March 31, 2022 was immaterial.

Other gains

We recognized proceeds of approximately $2.3 million during the three months ended March 31, 2023 related to the sale of transferrable coupons received from Bitmain Technologies Limited (“Bitmain”) during fiscal year 2022. These coupons could be redeemed by us only through the purchase of additional miners from Bitmain prior to the April 2023 expiration date, however, we did not expect to use them and instead sold the coupons to a third party that approached us with interest to purchase them.

Other income (expense)

Other expense totaled $0.4 million for the three months ended March 31, 2023, consisting mainly of $0.4 million of interest expense recognized related to our finance lease for the Interconnection Electrical Facilities. Other income for the three months ended March 31, 2022 was approximately $0.1 million and was primarily the result of a decrease in the fair value of our warrant liability.

Income tax expense

Income tax expense totaled $0.1 million, or 1.1%, and nil for the three months ended March 31, 2023 and 2022, respectively, and was determined using the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

Liquidity and Capital Resources

We generated cash flows from operations of $10.8 million for the three months ended March 31, 2023. As of March 31, 2023, we had cash and cash equivalents of $3.9 million, total stockholders’ equity of $344.6 million and an accumulated deficit of $117.8 million. For our fiscal years ended December 31, 2022 and 2021, in large part, we relied on proceeds from the consummation of our business combination with Good Works Acquisition Corp. (“GWAC’) to fund our operations; however, during the three months ended March 31, 2023, we utilized proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers to support operating expenses. During the three months ended March 31, 2023, we sold 939 bitcoin for proceeds of approximately $21.0 million. On May 4, 2023, we entered into the Canaan Agreement with Canaan to purchase 11,000 new A1346 model miners to be delivered during the third quarter of 2023. The Company expects to fund its payment obligations for the purchase through its ongoing operations, including by selling bitcoin generated at its data centers. The Company plans to install the new miners at its Odessa Facility upon their arrival.

Management expects to incur ongoing capital expenditures in the first half of 2023 related to the Odessa Facility that will require resources beyond our existing financial resources as of March 31, 2023. Management intends to continue with the infrastructure buildout at the Odessa Facility to get the site to full capacity in support of our current business plans. Management believes that our existing financial resources, combined with projected cash and bitcoin inflows from its data centers and its intent and ability to sell bitcoin received or earned, will be sufficient to enable us to meet our operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

On September 21, 2022, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”). In connection with the filing of the Registration Statement, the Company also entered into an at-the market offering agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), under which the Company may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Agent, which is included in the $500.0 million of securities that may be offered pursuant to the Registration Statement.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$10,816	$(3,321)
Net cash used in investing activities	(18,340)	(103,973)
Net cash used in financing activities	(481)	(3,052)
Net decrease in cash and cash equivalents	$(8,005)	$(110,346)

Operating Activities

Net cash provided by operating activities increased $14.1 million to $10.8 million for the three months ended March 31, 2023 from net cash used of $3.3 million for the three months ended March 31, 2022. Net loss improved $10.9 million to $6.6 million for the three months ended March 31, 2023 from $17.5 million for the three months ended three months ended March 31, 2022. Net loss impact to cash flows was affected by a $17.1 million decrease in non-cash items, which primarily consisted of changes in non-cash income items as follows: $21.7 million for bitcoin received as payment from our mining pool operator, $5.3 million for the change in fair value of the Luminant Power Agreement derivative asset, and $4.0 million for realized gains on sales of bitcoin; partially offset by non-cash expense items including depreciation of $11.6 million and bitcoin impairment of $1.8 million. Additionally, changes in assets and liabilities resulted in an increase in cash provided of $20.3 million between the three months ended March 31, 2023 and 2022. This increase in cash provided was due primarily to proceeds of $21.0 million from the sale of bitcoin, a $2.8 million increase in accounts payable and a $1.0 million increase in security deposits, partially offset by a $2.8 million decrease in accrued expenses and other current liabilities related primarily to sales taxes paid during the current period and a $1.5 million decrease in accounts payable to related parties.

Investing Activities

Net cash used in investing activities decreased by $85.6 million to $18.3 million for the three months ended March 31, 2023 from $104.0 million for the three months ended March 31, 2022, primarily related to a decrease of $95.8 million for payments of deposits for miners and mining equipment and offset by a $10.9 million increase in purchases of property and equipment related to our continued build out of the infrastructure at our Odessa Facility.

Financing Activities

Net cash used in financing activities decreased to $0.5 million for the three months ended March 31, 2023 from $3.1 million for the three months ended March 31, 2022 entirely related to our repurchase of shares to cover tax obligations of employees resulting from the vesting of RSUs during the respective periods.

Limited Business History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no current intention of entering into a merger or acquisition within the next 12 months. We may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, we have incurred and expect to continue to incur significant costs related to becoming a public company. Accordingly, we may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, we may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect our business plan. For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We may need to raise additional capital, which may not be available on terms acceptable to us, or at all” in our 2022 Form 10-K.

Contractual Obligations and Other Commitments

On December 17, 2021, we entered into a lease agreement for executive office space, with an effective term that commenced on February 1, 2022 and monthly rent payments of approximately $0.1 million. The initial lease term is for a period of five years and four months.

We also entered into a series of agreements with affiliates of Luminant ET Services Company LLC ( “Luminant”), including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to us where our data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) have been set up for our Odessa Facility. We entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support our planned operations. Management determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842 (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

Our management determined that the Combined Luminant Lease Agreement contains two lease components; and the components should be accounted for together as a single lease component, because the effect of accounting for the land lease separately would be insignificant. Financing for use of the land and substation is provided by Luminant affiliates, with monthly installments of principal and interest due over a five-year period starting upon transfer of legal title of the substation to us (estimated total undiscounted principal payments of approximately $15.0 million).

The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. Since commencement, we have not made any payments for rent of the Interconnection Electrical Facilities, but we have recorded an accrual of approximately $1.4 million for the estimated payments due under the Luminant Lease Agreement. At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Mining and Mining Equipment

As of March 31, 2023, we had the following contractual obligations and other commitments for miners and other mining equipment (in thousands):

Vendor	Agreement Dates	Open Purchase Commitment	Deposits Paid	Expected Shipping for Open Purchase Commitments
Bitmain (1)	November and December 2022	$127	$127	April 2023
Other vendors	Various	1,016	1,016
Total		$1,143	$1,143

__________

(1) Pursuant to our agreement with Bitmain, we are responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

In November and December 2022, we agreed to purchase 5,000 and 2,200, respectively, Antminer S19j Pro (100 TH/s) (“S19j Pro”) miners from Bitmain. For these miners, we paid an average price of $2.35 per terahash, covering the majority of the purchase price by using accumulated Bitmain coupons from previous orders. We have no further payments due in respect of those orders. As of the date of this filing, all of those miners have been delivered to us in Texas as of April 2023.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of depreciation and amortization, the non-cash change in the fair value of our derivative asset, share-based compensation expense and nonrecurring gains, which in the three months ended March 31, 2023 were associated with the sale of Bitmain coupons and (ii) non-GAAP net income (loss) and non-GAAP basic and diluted income (loss) per share that exclude the impact of depreciation and amortization, the non-cash change in the fair value of our derivative asset, share-based compensation expense, nonrecurring gains, the change in the fair value of the warrant liability and deferred income tax expense. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors in comparing our performance across reporting periods on a consistent basis. Non-GAAP loss from operations excludes non-cash operational expenses that we believe are not reflective of our general business performance such as (i) depreciation and amortization, (ii) the non-cash change in the fair value of our derivative asset (iii) share-based compensation expense and (iv) nonrecurring gains, which could vary significantly in comparison to other companies.

Non-GAAP net income (loss) and non-GAAP basic and diluted income (loss) per share exclude the impact of (i) depreciation and amortization, (ii) the non-cash change in the fair value of our derivative asset, (iii) share-based compensation expense, (iv) nonrecurring gains, (v) the non-cash change in the fair value of our warrant liability and (vi) deferred income tax expense. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from the non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers and directors. Similarly, we expect that depreciation and amortization will continue to be a recurring expense over the useful lives of the related assets. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP. We rely primarily on such unaudited condensed consolidated financial statements to understand, manage and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of (i) depreciation and amortization, (ii) the non-cash change in the fair value of our derivative asset (iii) share-based compensation expense and (iv) nonrecurring gains, to its most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation of non-GAAP income (loss) from operations:
Operating loss	$(6,169)	$(17,554)
Depreciation and amortization	11,877	7
Change in fair value of derivative asset	(5,328)	-
Share-based compensation expense	8,810	9,514
Other gains - nonrecurring	(2,254)	-
Non-GAAP income (loss) from operations	$6,936	$(8,033)

The following are reconciliations of our non-GAAP net income (loss) and non-GAAP basic and diluted net income (loss) per share, in each case excluding the impact of (i) depreciation and amortization (ii) the non-cash change in the fair value of our derivative asset, (iii) share-based compensation expense, (iv) nonrecurring gains, (v) the non-cash change in the fair value of our warrant liability and (vi) deferred income tax expense, to the most directly comparable GAAP measures for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Reconciliation of non-GAAP net income (loss):
Net loss	$(6,601)	$(17,499)
Non-cash adjustments to net loss:
Depreciation and amortization	11,877	7
Change in fair value of derivative asset	(5,328)	-
Share-based compensation expense	8,810	9,514
Other gains - nonrecurring	(2,254)	-
Change in fair value of warrant liability	(37)	48
Deferred income tax expense	(53)	-
Total non-cash adjustments to net loss	13,015	9,569
Non-GAAP net income (loss)	$6,414	$(7,930)

Reconciliation of non-GAAP basic and diluted net income (loss) per share:
Basic and diluted net loss per share	$(0.03)	$(0.07)
Depreciation and amortization (per share)	0.05	-
Change in fair value of derivative asset (per share)	(0.02)	-
Share-based compensation expense (per share)	0.04	0.04
Other gains - nonrecurring (per share)	(0.01)	-
Change in fair value of warrant liability (per share)	-	-
Deferred income tax expense (per share)	-	-
Non-GAAP basic and diluted net income (loss) per share	$0.03	$(0.03)

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. A description of our significant accounting policies in included in our 2022 Form 10-K. You should read the accompanying unaudited condensed consolidated financial statements in conjunction with our audited consolidated financial statements and accompanying notes in our 2022 Form 10-K. There have been no material changes in the information disclosed in the notes to our audited consolidated financial statements included in our 2022 Form 10-K.

Recent accounting pronouncements

Information regarding recent accounting pronouncements applicable to us, adopted and not yet adopted as of the date of this report, is included in Note 2 to our unaudited condensed consolidated financial statements located in “Part I - Financial Information, Item 1. Financial Statements” in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.

Remediation of Material Weakness

As noted in the 2022 Form 10-K, during management’s assessment of internal controls over financial reporting, a material weakness was identified related to certain Information Technology General Controls over user access, segregation of duties and change management controls.

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

We recognize that the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because our remediation efforts involve our outsourced service providers, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. There have been no material changes to such proceedings previously disclosed in our 2022 Form 10-K.

Item 1A. Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

Not applicable.

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

CIPHER MINING INC.

Date: May 9, 2023	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)