Form 10-Q
period 2023-06-30
Cipher Mining Inc.
filed 2023-08-08
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 250,955,743 shares of Common Stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report, other than statements of historical fact, including, without limitation, statements regarding our future results of operations and financial position, business strategy, timing and likelihood of success, potential expansion of bitcoin mining data centers, expectations regarding the operations of mining centers, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward-looking statements in this Quarterly Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following :

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,741	$11,927
Accounts receivable	380	98
Receivables, related party	1,614	1,102
Prepaid expenses and other current assets	2,260	7,254
Bitcoin	10,536	6,283
Derivative asset	25,786	21,071
Total current assets	42,317	47,735
Property and equipment, net	267,790	191,784
Deposits on equipment	1,675	73,018
Investment in equity investees	33,098	37,478
Derivative asset	49,466	45,631
Operating lease right-of-use asset	4,635	5,087
Security deposits	17,742	17,730
Total assets	$416,723	$418,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,053	$14,286
Accounts payable, related party	1,554	3,083
Accrued expenses and other current liabilities	22,746	19,353
Finance lease liability, current portion	11,189	2,567
Operating lease liability, current portion	1,087	1,030
Warrant liability	66	7
Total current liabilities	38,695	40,326
Asset retirement obligation	17,538	16,682
Finance lease liability	10,836	12,229
Operating lease liability	3,936	4,494
Deferred tax liability	2,508	1,840
Total liabilities	73,513	75,571
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 254,795,626 and 251,095,305 shares issued as of June 30, 2023 and December 31, 2022, respectively, and 250,413,891 and 247,551,958 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	254	251
Additional paid-in capital	473,471	453,854
Accumulated deficit	(130,511)	(111,209)
Treasury stock, at par, 4,381,735 and 3,543,347 shares at June 30, 2023 and December 31, 2022, respectively	(4)	(4)
Total stockholders’ equity	343,210	342,892
Total liabilities and stockholders’ equity	$416,723	$418,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue - bitcoin mining	$31,224	$-	$53,119	$-
Costs and operating expenses (income)
Cost of revenue	15,868	-	24,009	-
General and administrative	21,335	16,704	38,755	34,094
Depreciation	14,412	8	26,067	15
Change in fair value of derivative asset	(3,222)	-	(8,550)	-
Power sales	(5,651)	-	(5,749)	-
Equity in losses of equity investees	1,431	12,079	2,181	12,232
Realized gain on sale of bitcoin	(4,185)	-	(8,206)	-
Impairment of bitcoin	2,828	535	4,633	539
Other gains	-	-	(2,260)	-
Total costs and operating expenses	42,816	29,326	70,880	46,880
Operating loss	(11,592)	(29,326)	(17,761)	(46,880)
Other income (expense)
Interest income	25	44	101	51
Interest expense	(485)	-	(886)	-
Change in fair value of warrant liability	(22)	63	(59)	111
Other expense	(12)	-	(12)	-
Total other income (expense)	(494)	107	(856)	162
Loss before taxes	(12,086)	(29,219)	(18,617)	(46,718)
Current income tax expense	(31)	-	(48)	-
Deferred income tax expense	(584)	-	(637)	-
Total income tax expense	(615)	-	(685)	-
Net loss	$(12,701)	$(29,219)	$(19,302)	$(46,718)
Net loss per share - basic and diluted	$(0.05)	$(0.12)	$(0.08)	$(0.19)
Weighted average shares outstanding - basic and diluted	249,127,664	247,730,410	248,892,181	248,945,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

(unaudited)

Three Months Ended June 30, 2023

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of March 31, 2023	253,050,088	$253	$462,181	$(117,810)	(4,144,081)	$(4)	$344,620
Issuance of common shares, net of offering costs - At-the-market offering	978,207	1	2,744	-	-	-	2,745
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	674,817	-	(632)	-	(237,654)	-	(632)
Share-based compensation	92,514	-	9,178	-	-	-	9,178
Net loss	-	-	-	(12,701)	-	-	(12,701)
Balance as of June 30, 2023	254,795,626	$254	$473,471	$(130,511)	(4,381,735)	$(4)	$343,210

Three Months Ended June 30, 2022

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of March 31, 2022	253,685,763	$254	$431,899	$(89,655)	(3,511,490)	$(4)	$342,494
Common stock cancelled	(2,890,173)	(3)	(9,997)	-	-	-	(10,000)
Delivery of common stock underlying restricted stock units	205,482	-	-	-	-	-	-
Share-based compensation	-	-	10,064	-	-	-	10,064
Net loss	-	-	-	(29,219)	-	-	(29,219)
Balance as of June 30, 2022	251,001,072	$251	$431,966	$(118,874)	$(3,511,490)	$(4)	$313,339

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

(unaudited)

Six Months Ended June 30, 2023

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of January 1, 2023	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892
Issuance of common shares, net of offering costs - At-the-market offering	978,207	1	2,744	-	-	-	2,745
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,473,756	2	(1,115)	-	(838,388)	-	(1,113)
Share-based compensation	248,358	-	17,988	-	-	-	17,988
Net loss	-	-	-	(19,302)	-	-	(19,302)
Balance as of June 30, 2023	254,795,626	$254	$473,471	$(130,511)	(4,381,735)	$(4)	$343,210

Six Months Ended June 30, 2022

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of January 1, 2022	252,131,679	$252	$425,438	$(72,156)	(2,852,259)	$(3)	$353,531
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,759,546	2	(3,053)	-	(659,231)	(1)	(3,052)
Common stock cancelled	20	-	-	-	-	-	-
Warrants exercised	(2,890,173)	(3)	(9,997)	-	-	-	(10,000)
Share-based compensation	-	-	19,578	-	-	-	19,578
Net loss	-	-	-	(46,718)	-	-	(46,718)
Balance as of June 30, 2022	251,001,072	$251	$431,966	$(118,874)	(3,511,490)	$(4)	$313,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(19,302)	$(46,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26,067	15
Amortization of operating right-of-use asset	452	347
Share-based compensation	17,988	19,578
Equity in losses of equity investees	2,181	12,232
Impairment of bitcoin	4,633	539
Non-cash lease expense	878	-
Deferred income taxes	637	-
Bitcoin received as payment for services	(52,836)	-
Change in fair value of derivative asset	(8,550)	-
Change in fair value of warrant liability	59	(111)
Realized gain on sale of bitcoin	(8,206)	-
Changes in assets and liabilities:
Proceeds from sale of bitcoin	52,474	-
Accounts receivable	(282)	-
Receivables, related party	(512)	(467)
Prepaid expenses and other current assets	4,994	4,134
Security deposits	(12)	(1,065)
Accounts payable	(184)	104
Accounts payable, related party	(1,529)	-
Accrued expenses and other current liabilities	6,323	1,209
Lease liabilities	(594)	271
Net cash provided by (used in) operating activities	24,679	(9,932)
Cash flows from investing activities
Deposits on equipment	(2,932)	(156,811)
Purchases of property and equipment	(28,541)	(13,069)
Capital distributions from equity investees	3,807	10,065
Investment in equity investees	(3,095)	-
Prepayments on financing lease	(3,676)	-
Net cash used in investing activities	(34,437)	(159,815)
Cash flows from financing activities
Proceeds from the issuance of common stock	2,821	-
Offering costs paid for the issuance of common stock	(76)	-
Repurchase of common shares to pay employee withholding taxes	(1,114)	(3,052)
Principal payments on financing lease	(2,059)	-
Net cash used in financing activities	(428)	(3,052)
Net decrease in cash and cash equivalents	(10,186)	(172,799)
Cash and cash equivalents, beginning of the period	11,927	209,841
Cash and cash equivalents, end of the period	$1,741	$37,042
Supplemental disclosure of noncash investing and financing activities
Reclassification of deposits on equipment to property and equipment	$72,130	-
Right-of-use asset obtained in exchange for finance lease liability	$14,212	-
Finance lease costs in accrued expenses	$2,034	-
Equity method investment acquired for non-cash consideration	$1,926	75,933
Sales tax accruals reversed due to exemption	$1,837	-
Bitcoin received from equity investees	$317	1,326
Property and equipment purchases in accounts payable, accounts payable, related party and accrued expenses	$-	5,459
Deposits on equipment in accounts payable and accounts payable, related party	$-	10,972
Common stock cancelled	$-	10,000
Right-of-use asset obtained in exchange for operating lease liability	$-	5,859
Investment in equity investees in accrued expenses	$-	4,345
Reclassification of deferred investment costs to investment in equity investees	$-	174

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

Cipher Mining Technologies Inc. (“CMTI”) was established on January 7, 2021, in Delaware, by Bitfury Top HoldCo B.V. and its subsidiaries (“Bitfury Top HoldCo” and, with its subsidiaries, the “Bitfury Group”). Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 80.6% of the Company’s common stock, $0.001 par value per share (“Common Stock”), as of June 30, 2023, with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has control of the Company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). As of August 4, 2023, pursuant to that certain Lock-up Agreement, dated as of August 26, 2021, by and between GWAC and Bitfury Top HoldCo, 129,017,513 of Bitfury Top HoldCo’s shares of the Company’s Common Stock remain subject to lock-up which, subject to any potential modifications under the waiver agreement with Bitfury Top HoldCo entered into on April 8, 2022, is expected to expire on August 27, 2023.

Out-of-period-adjustments

Cost of revenue and power sales for the six months ended June 30, 2023 included out-of-period adjustments of approximately $2.0 million and $1.6 million, respectively, that increased both cost of revenue and power sales on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2023, and resulted in net increases to operating loss and loss before taxes of approximately $0.4 million during the same period. These out-of-period adjustments related to power costs and power sales for the year ended December 31, 2022 at the Company’s Odessa Facility, which are invoiced on a net basis by the Company’s power provider. Management evaluated the impact of this error on the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2022, as well as on its unaudited condensed consolidated financial statements for the six months ended June 30, 2023, assessing the error both quantitatively and qualitatively, and concluded that the error was not material to the financial statements for either period.

Risks and uncertainties

Liquidity, capital resources and limited business history

The Company has historically experienced net losses and negative cash flows from operations. As of June 30, 2023, the Company had approximate balances of cash and cash equivalents of $1.7 million, working capital of $3.6 million, total stockholders’ equity of $343.2 million and an accumulated deficit of $130.5 million. For fiscal years ended December 31, 2022 and 2021, the Company, in large part, relied on proceeds from the consummation of its business combination with Good Works Acquisition Corp. (“GWAC”) to fund its operations; however, during the six months ended June 30, 2023, the Company utilized proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers to support its operating expenses. During the six months ended June 30, 2023, the Company sold 2,063 bitcoin for proceeds of approximately $52.5 million. Additionally, in January 2023, the Company was approached by a third party that offered to purchase coupons that the Company had received from Bitmain Technologies Limited (“Bitmain”) during fiscal year 2022. These transferrable coupons provided the Company with potential discounts of approximately $10.9 million that could only be redeemed with the purchase of additional miners from Bitmain prior to the coupons’ April 2023 expiration date. As the Company did not intend to purchase additional Bitmain miners prior to the expiration date of the coupons, it sold the coupons to the interested third party for proceeds of approximately $2.3 million, which it recorded in other gains within costs and operating expenses (income) on its unaudited condensed consolidated statement of operations during the six months ended June 30, 2023.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements and ongoing operations. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Operating activities provided approximately $24.7 million of cash during the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company paid approximately $2.9 million of deposits for mining equipment and reclassified approximately $72.1 million to property and equipment in connection with the receipt of miners and other equipment at the Odessa Facility. As of June 30, 2023, the Company had 61,024 miners located at the Odessa Facility and had 12,953, 3,254 and 3,254 contributed miners at its partially-owned Alborz Facility, Bear Facility and Chief Facility, respectively.

As of June 30, 2023, the Company had approximately $1.7 million of deposits on equipment on its unaudited condensed consolidated balance sheet, primarily related to shipping costs associated with miners to be delivered under the Canaan Agreement (defined below). On May 4, 2023, the Company entered into an agreement with Canaan Creative Global Pte. Ltd. (“Canaan”) to purchase 11,000 new A1346 model miners (the “Canaan Agreement”), all of which were delivered prior to June 30, 2023 and have been installed at the Odessa Facility. Because the Company is paying for the Canaan miners over time, the Company does not yet hold title to the miners. The Company paid an initial 10% deposit plus 18% of the total purchase price prior to delivery, and is required to pay monthly installment payments for the Canaan miners through November 2023, at which time title to the miners will transfer to the Company. The Company expects to fund its ongoing payment obligations for the purchase through its ongoing operations, including by selling bitcoin generated at its data centers.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

A description of the Company’s significant accounting policies is included in the Company’s 2022 Form 10-K. You should read the unaudited condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2022 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2022 Form 10-K.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the common shares that are excluded from the computation of diluted net loss per common share at June 30, 2023 and 2022, because including them would have been antidilutive.

	June 30,
	2023	2022
Public warrants	8,499,980	8,499,980
Private placement warrants	114,000	114,000
Unvested RSUs	23,134,869	12,975,614
	31,748,849	21,589,594

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

NOTE 3. BITCOIN

The following table presents information about the Company’s bitcoin (in thousands):

Balance as of January 1, 2023	$6,283
Bitcoin received from equity investees	317
Revenue recognized from bitcoin mined, net of receivable	52,836
Proceeds from sale of bitcoin, net of realized gain	(44,267)
Impairment of bitcoin	(4,633)
Balance as of June 30, 2023	$10,536

The fair value of the Company’s bitcoin as of June 30, 2023 was approximately $12.3 million and was estimated using the closing price of bitcoin, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset).

During the three and six months ended June 30, 2023, the Company recorded impairment charges on its bitcoin holdings of approximately $2.8 million and $4.6 million, respectively. Impairment charges were approximately $0.5 million for both the three and six months ended June 30, 2022.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

approval from the Electric Reliability Council of Texas (“ERCOT”), under the take or pay framework of the Luminant Power Agreement and pursuant to the ramp-up schedule agreed to between Luminant and Cipher, Luminant began sales of the scheduled energy in the ERCOT market.

Because ERCOT allows for net settlement, the Company’s management determined that, as of July 1, 2022, the Luminant Power Agreement met the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Because the Company has the ability to sell its electricity in the ERCOT market rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company’s management does not believe the normal purchases and normal sales scope exception applies to the Luminant Power Agreement. Accordingly, the Luminant Power Agreement (the non-hedging derivative contract) is recorded at its estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 16. Fair Value Measurements.

Depending on the spot market price of electricity, the Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility during peak times in order to most efficiently manage the Company’s operating costs. The Company earned approximately $5.7 million and $5.7 million, respectively from power sales for the three and six months ended June 30, 2023, and recorded this amount in power sales within costs and operating expenses (income) on the unaudited condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in cost of revenue. See Note 1. Organization for information regarding the out-of-period adjustments recorded during the six months ended June 30, 2023, which affected cost of power, power sales, net operating loss and net loss on the Company’s unaudited condensed consolidated statement of operations.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Miners and mining equipment	$158,318	$79,909
Leasehold improvements	135,209	94,807
Software	1,054	596
Office and computer equipment	279	88
Autos	73	73
Furniture and fixtures	88	69
Construction-in-progress	2,167	20,437
Total cost of property and equipment	297,188	195,979
Less: accumulated depreciation	(29,398)	(4,195)
Property and equipment, net	$267,790	$191,784

During the six months ended June 30, 2023 and 2022, the Company placed approximately $34.4 million and nil, respectively, of construction-in-progress into service at the Odessa Facility. Depreciation expense was approximately $14.4 million and $26.1 million, respectively, for the three and six months ended June 30, 2023 and included approximately $0.4 million and $0.9 million, respectively, of accretion expense related to the Company’s asset retirement obligation. Depreciation expense was immaterial for the three and six months ended June 30, 2022.

During the first quarter of fiscal 2023, the Company received the remaining 17,094 MicroBT M30S, M30S+ and M30S++ miners (“MicroBT miners”) related to the framework agreement of September 2021 with SuperAcme Technology (Hong Kong) Limited (“SuperAcme”), which was amended and restated by the Amended and Restated Framework Agreement on Supply of Blockchain Servers (the “Amended and Restated Framework Agreement”), dated as of May 6, 2022, and subject to the Supplementary Agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement). These MicroBT miners received during the first quarter of fiscal 2023 had an aggregate cost of approximately $50.7 million and were purchased by the Company at the new fixed and floating price terms set forth in the Supplementary Agreement. The Company also received 4,622 Antminer S19j Pro (100 TH/s) (“S19j Pro”) miners from Bitmain with a cost basis of approximately $1.6 million during the first quarter of fiscal 2023. As of June 30, 2023, the Company had a total of 35,117 MicroBT miners, 14,907 S19j Pro miners and 11,000 Canaan A1346 model miners for a total of 61,024 miners at its Odessa Facility. See additional information regarding the Canaan miners in Note 1. Organization and Note 11. Leases.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6. DEPOSITS ON EQUIPMENT

In November and December 2022, the Company agreed to purchase 5,000 and 2,200, respectively, S19j Pro miners from Bitmain. The Company utilized accumulated Bitmain credits and coupons for the majority of the purchase price for these miners and has no further payments due in respect of these orders. Information regarding the quantity of Bitmain miners received pursuant to these agreements during the six months ended June 30, 2023 is disclosed in Note 5. Property and Equipment. As of June 30, 2023, the Company did not have material open purchase agreement commitments.

As of June 30, 2023, deposits on equipment was $1.7 million, primarily related to shipping costs and peripheral cables associated with the equipment from the Canaan Agreement described in Note 1. Organization and further in Note 11. Leases.

NOTE 7. INVESTMENTS IN EQUITY INVESTEES

The Company uses the equity method of accounting to account for its 49% equity interest in its partially owned mining operations Alborz LLC, Bear LLC and Chief, LLC (the “Data Center LLCs”). The Company recognized a total of approximately $1.4 million and $2.2 million of net losses in equity in losses of equity investees within the condensed consolidated statements of operations during the three and six months ended June 30, 2023, respectively, and $12.1 million and $12.2 million of net losses in equity in losses of equity investees during the three and six months ended June 30, 2022, respectively. Cryptocurrency mining operations for the Data Center LLCs consisted only of minimal activity at the Alborz Facility for the six months ended June 30, 2022.

During fiscal year 2022, the Company contributed miners and mining equipment to the Alborz, Bear and Chief Facilities. The majority of these contributed miners had a fair value that was lower than the cost paid by the Company to obtain them, and the Company recognized losses at the time of the contributions, resulting in basis differences related to the Company’s investments in Alborz LLC, Bear LLC and Chief LLC, all of which recorded the contributions of equipment from the Company at the historical cost paid by the Company to obtain the equipment. As Alborz LLC, Bear LLC and Chief LLC depreciate the historical cost of these miners on their respective financial statements over the expected depreciation period of five years, the Company accretes these basis differences over the same period and records the accretion amount for each reporting period within equity in losses of equity investees on its statements of operations until these miners are fully depreciated and the corresponding basis differences are fully accreted. As of June 30, 2023, the Company had remaining basis differences totaling approximately $28.1 million that have not yet been accreted. Accretion recorded by the Company during the six months ended June 30, 2023 is shown in the table below and was recorded within equity in losses of equity investees on the statement of operations.

Activity in the Company’s investments in equity investees during the six months ended June 30, 2023 consisted of the following (in thousands):

Balance as of January 1, 2023	$37,478
Cost of miners and mining equipment contributed	1,925
Accretion of basis differences related to miner contributions	3,340
Capital distributions	(3,807)
Bitcoin received from equity investees	(317)
Equity in net losses of equity investees	(5,521)
Balance as of June 30, 2023	$33,098

NOTE 8. SECURITY DEPOSITS

The Company’s security deposits consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Luminant Power Purchase Agreement Independent Collateral Amount	$12,554	$12,554
Luminant Purchase and Sale Agreement collateral	3,063	3,063
Operating lease security deposits	967	960
Other deposits	1,158	1,153
Total security deposits	$17,742	$17,730

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9. SUPPLEMENTAL FINANCIAL INFORMATION

As of June 30, 2023 and December 31, 2022, the Company had approximately $2.3 million and $7.3 million, respectively, of prepaid expenses and other current assets, which was primarily related to prepaid insurance other than approximately $1.2 million of bitcoin temporarily held for the Company’s joint venture partner, WindHQ LLC (“WindHQ”), as of December 31, 2022.

The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Taxes (primarily sales tax)	$12,929	$18,798
Power costs	3,374	-
Finance lease (1)	2,373	339
Legal settlement (2)	2,000	-
Employee compensation	1,045	-
Legal fees	376	215
Other	649	1
Total accrued expenses and other current liabilities	$22,746	$19,353

__________

(1) See Note 11. Leases for additional information regarding the Company’s finance leases.

(2) See Note 12. Commitments and Contingencies for additional information regarding the legal settlement accrual as of June 30, 2023.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party receivables

The Company recorded related party receivables of approximately $1.6 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively, related to expenses paid on behalf of the Data Center LLCs for which it expects to be reimbursed.

Purchase commitments, deposits on equipment and related party payables

The Company entered into two agreements with Bitfury USA Inc. (“Bitfury USA”), made under, and as a part of, the Master Services and Supply Agreement to purchase BBACs. Additionally, Bitfury USA contracted with third-party vendors for the purchase of equipment and the receipt of services related to Cipher’s future mining operations. Pursuant to one of these arrangements between Bitfury USA and a third-party vendor, Paradigm Controls of Texas, LLC (“Paradigm”), the Company made payments directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs, totaling approximately $5.8 million during the six months ended June 30, 2023 and the Company’s obligations to Bitfury USA under the Master Services and Supply Agreement were reduced by the same amount.

As of December 31, 2022, in relation to the Company assisting WindHQ with the liquidation of some of WindHQ’s bitcoin holdings, the Company had approximately $1.2 million of bitcoin and approximately $0.3 million of proceeds received, but not yet transferred to WindHQ, respectively, recorded in accounts payable, related party on its consolidated balance sheet. During the six months ended June 30, 2023, all of the bitcoin held by the Company on behalf of WindHQ was liquidated and all proceeds received from the liquidation were forwarded to WindHQ, leaving no remaining amount payable to WindHQ in accounts payable, related party as of June 30, 2023 on the Company’s unaudited condensed consolidated balance sheet.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. Despite lease commencement in November 2022, the Company has not been required by Luminant to make any lease payments for the substation, therefore the Company is continuing to accrue amounts due under the Combined Luminant Lease Agreement in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheet. The Company expects to begin making monthly lease payments in August 2023. At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Canaan Agreement

As described in Note 1. Organization, the Company entered into the Canaan Agreement to purchase 11,000 new A1346 model miners, all of which were received prior to June 30, 2023 and have been installed at the Odessa Facility. The Company was required to pay a total of approximately $4.1 million prior to delivery of the miners. The Company will also make six monthly installment payments of approximately $1.7 million each month, through November 2023, at which time the Company will obtain title to the miners. The Company determined that the Canaan Agreement contains embedded leases as defined in ASC 842, one for each batch of miners delivered. Based on the terms of the arrangement and intent of the parties, the Company has classified the leases of the Canaan miners as finance leases. Each lease commences upon delivery of the associated batch, as the delivery date represents the date upon which the Company obtains the right to use the assets for a period of time in exchange for consideration. As a result of all 11,000 miners being delivered to the Company in June 2023, the Company determined there will effectively be a single lease commencement date for all of the underlying right-of-use assets. The lease term for the Canaan miners will be six months, aligning with the final payment and title transfer date. Upon title transfer, the Company will continue depreciating the residual value of the miners over their remaining useful life.

Office headquarters lease

The Company entered into an operating lease for office space located in New York. The lease has an initial term of 64 months and commenced on February 1, 2022. The lease does not provide the Company with renewal options.

Additional lease information

Components of the Company’s lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance leases:
Amortization of ROU assets (1)	$1,027	$-	$1,816	$-
Interest on lease liability	477	-	878	-
Total finance lease expense	1,504	-	2,694	-
Operating leases:
Operating lease expense	467	371	921	618
Variable lease cost	-	-	-	-
Total operating lease expense	467	371	921	618
Total lease expense	$1,971	$371	$3,615	$618

__________

(1) Amortization of finance lease ROU assets is included within depreciation expense.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company did not incur any variable lease costs during any of the periods presented.

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash flows - operating lease	$396	$-	$791	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-	$-	$5,859

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term – finance lease (in years)	2.7	4.7
Weighted-average remaining lease term – operating lease (in years)	3.9	4.4
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	10.9%	10.9%
Finance lease ROU assets (1)	$26,868	$14,471

__________

(1) As of June 30, 2023 and December 31, 2022, the Company had recorded accumulated amortization of approximately $2.3 million and $0.5 million, respectively, for the finance lease ROU assets. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

As of June 30, 2023, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remaining Period Ended December 31, 2023	$10,511	$790	$11,301
Year Ended December 31, 2024	4,068	1,581	5,649
Year Ended December 31, 2025	4,068	1,581	5,649
Year Ended December 31, 2026	4,068	1,581	5,649
Year Ended December 31, 2027	2,712	659	3,371
Total lease payments	25,427	6,192	31,619
Less present value discount	(3,402)	(1,169)	(4,571)
Total	$22,025	$5,023	$27,048

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of June 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Contingencies

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying unaudited condensed consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying unaudited condensed consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that a material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.

Luminant Power Agreement

On November 18, 2022, Luminant filed suit against CMTI in the 95th District Court of Dallas County, Texas, asserting Texas state law claims for declaratory judgment and “money had and received”, seeking recoupment and return of money previously paid by Luminant to CMTI in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data center in Odessa, Texas. These prior payments were (i) the sum of $5.1 million paid to CMTI in September 2022 pursuant to a contractual provision requiring such payment in the parties’ written and executed August 25, 2022 Third Amendment to the Luminant Power Agreement, and (ii) the sum of $1.7 million also paid to CMTI in September 2022, as agreed by the parties, for electrical power sold by Luminant for CMTI’s benefit into the open market prior to the final energization of the Company’s facility. Luminant contends that such payments were mistaken because, although voluntarily made by Luminant, they were not actually due under the terms of the Luminant Power Agreement, as amended. The Company filed its answer on January 17, 2023, denying any liability to Luminant. Cipher has not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

The Company wholly disputes the claims made by Luminant and intends to contest the case vigorously. The parties have exchanged basic discovery disclosures, and discovery and motion practice have not substantively commenced. An initial trial date has been set. The parties continue to discuss a potential resolution and, while the Company does not yet know how or when this matter will be resolved, it has established a $2.0 million accrual for the cost of resolving the claims.

NOTE 13. STOCKHOLDERS’ EQUITY

As of June 30, 2023, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).

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

During the six months ended June 30, 2023, the Company issued 2,473,759 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, and 248,358 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 838,388 of these shares of Common Stock from officers and employees, with a fair value of approximately $1.1 million, to cover taxes related to the settlement of vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.

At-the-Market Sales Agreement

On September 21, 2022, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”). In connection with the filing of the Registration Statement, the Company also entered into an at the market offering agreement (the “Prior Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Prior Agent”), under which the Company may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $250.0 million in “at the market” offerings through the Prior Agent. During the six months ended June 30, 2023, in connection with the Prior Sales Agreement, the Company received proceeds of approximately $2.7 million, net of issuance costs, from the sale of

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

978,207 shares of common stock, with an average fair value of $2.78 per share. Effective August 1, 2023, the Company terminated the Prior Sales Agreement. On August 3, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC. See Note 18. Subsequent Events for additional information related to the Sales Agreement.

NOTE 14. WARRANTS

Upon consummation of the business combination, the Company assumed Common Stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,499,980 Public Warrants and 114,000 Private Placement Warrants outstanding as of both June 30, 2023 and December 31, 2022. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

NOTE 15. SHARE-BASED COMPENSATION

The Incentive Award Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, the Company may either issue new shares or reissue treasury shares.

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2023, this resulted in an increase of 7,426,559 shares of Common Stock available for issuance under the Incentive Award Plan. As of June 30, 2023, 5,694,657 shares of Common Stock were available for issuance under the Incentive Award Plan.

The Company recognized total share-based compensation expense in general and administrative expenses on the unaudited condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service-based RSUs	$5,580	$6,685	$10,827	$12,858
Performance-based RSUs	3,378	3,379	6,720	6,720
Common stock, fully-vested	220	-	441	-
Total share-based compensation expense	$9,178	$10,064	$17,988	$19,578

Service-based RSUs

A summary of the Company’s unvested Service-based RSU activity for the six months ended June 30, 2023 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	14,441,044	$3.96
Granted	6,909,873	$2.25
Vested	(2,473,758)	$5.91
Unvested at June 30, 2023	18,877,159	$3.08

As of June 30, 2023, there was approximately $32.7 million of unrecognized compensation expense related to unvested Service-based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.6 years.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Performance-based RSUs

There was no new activity for unvested Performance-based RSUs during the six months ended June 30, 2023 There were 4,257,710 unvested Performance-based RSUs with a weighted average grant date fair value of $7.76 as of both June 30, 2023 and December 31, 2022. As of June 30, 2023, there was approximately $11.1 million of unrecognized compensation expense related to unvested Performance-based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 0.9 years.

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

NOTE 16. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$175	$-	$-	$175
Accounts receivable	380	-	-	380
Derivative asset	-	-	75,252	75,252
	$555	$-	$75,252	$75,807
Liabilities included in:
Warrant liability	$-	$-	$66	$66
	$-	$-	$66	$66

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Level 3 asset

The Company’s derivative asset, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its unaudited condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the unaudited condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, which has a remaining term of approximately 4.0 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 6.94% and 6.83% as of June 30, 2023 and December 31, 2022, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 (in thousands):

Balance as of January 1, 2023	$66,702
Change in fair value	8,549
Balance as of June 30, 2023	$75,251

Level 3 liability

The Company’s Private Placement Warrants (as defined in Note 14. Warrants) are its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of its Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	June 30, 2023	December 31, 2022
Risk-free rate	4.36%	4.06%
Dividend yield rate	0.00%	0.00%
Volatility	74.7%	90.0%
Contractual term (in years)	3.2	3.7
Exercise price	$11.50	$11.50

The following table presents changes in the estimated fair value of the Private Placement Warrants for the six months ended June 30, 2023 (in thousands):

Balance as of January 1, 2023	$7
Change in fair value	59
Balance as of June 30, 2023	$66

NOTE 17. INCOME TAXES

The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 3.7% and nil of loss before taxes for each of the six months ended June 30, 2023 and 2022, respectively.

NOTE 18. SUBSEQUENT EVENTS

At-the-Market Sales Agreement

On August 3, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which the Company may offer and sell, from time to time through or to the Agents, shares of its Common Stock, for aggregate gross proceeds of up to $250.0 million (the “Shares”). The offering and sale of up to $250.0 million of the Shares has been registered under the Registration Statement, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on August 4, 2023 (the “Prospectus Supplement”).

Pursuant to the Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Sales Agreement.

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

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of July 31, 2023, we operated approximately 76,322 miners, with an aggregate hashrate capacity of approximately 7.8 EH/s, deploying approximately 253 MW of electricity, of which we owned approximately 66,397 miners, with an aggregate hashrate capacity of approximately 6.8 EH/s, deploying approximately 222 MW of electricity.

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

Recent Developments

At-the-Market Sales Agreement

On September 21, 2022, we filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”). In connection with the filing of the Registration Statement, we also entered into an at-the-market offering agreement (the “Prior Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Prior Agent”), under which we may, from time to time, sell shares of our Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Prior Agent. During the six months ended June 30, 2023, in connection with the Prior Sales Agreement, we received proceeds of approximately $2.7 million, net of issuance costs, from the sale of 978,207 shares of common stock, with an average fair value of $2.78 per share. Effective August 1, 2023, we terminated the Prior Sales Agreement.

On August 3, 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which we may offer and sell, from time to time through or to the Agents, shares of our Common Stock, for aggregate gross proceeds of up to $250.0 million (the “Shares”). The offering and sale of up to $250.0 million of the Shares has been registered under the Registration Statement, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on August 4, 2023 (the “Prospectus Supplement”).

Pursuant to the Sales Agreement, the Agent selected by us (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. We have no obligation to sell any of the Shares under the Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Sales

Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on our behalf all of the Shares requested to be sold by us, on mutually agreed terms between the Agents and us. Under the terms of the Sales Agreement, we agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Sales Agreement. In addition, we agreed to reimburse certain expenses incurred by the Agents in connection with the Sales Agreement.

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

Summary of Bitcoin Mining Results

The following table presents information about our Bitcoin mining activities, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Balance as of January 1, 2023	394	$6,283
Bitcoin received from equity investees	18	317
Revenue recognized from bitcoin mined, net of receivable	2,055	52,836
Proceeds from sale of bitcoin, net of realized gain	(2,063)	(44,267)
Impairment of bitcoin	-	(4,633)
Balance as of June 30, 2023	404	$10,536

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue - bitcoin mining	$31,224	$-	$53,119	$-
Costs and operating expenses (income)
Cost of revenue	15,868	-	24,009	-
General and administrative	21,335	16,704	38,755	34,094
Depreciation	14,412	8	26,067	15
Change in fair value of derivative asset	(3,222)	-	(8,550)	-
Power sales	(5,651)	-	(5,749)	-
Equity in losses of equity investees	1,431	12,079	2,181	12,232
Realized gain on sale of bitcoin	(4,185)	-	(8,206)	-
Impairment of bitcoin	2,828	535	4,633	539
Other gains	-	-	(2,260)	-
Total costs and operating expenses	42,816	29,326	70,880	46,880
Operating loss	(11,592)	(29,326)	(17,761)	(46,880)
Other income (expense)
Interest income	25	44	101	51
Interest expense	(485)	-	(886)	-
Change in fair value of warrant liability	(22)	63	(59)	111
Other expense	(12)	-	(12)	-
Total other income (expense)	(494)	107	(856)	162
Loss before taxes	(12,086)	(29,219)	(18,617)	(46,718)
Current income tax expense	(31)	-	(48)	-
Deferred income tax expense	(584)	-	(637)	-
Total income tax expense	(615)	-	(685)	-
Net loss	$(12,701)	$(29,219)	$(19,302)	$(46,718)

Comparative Results for the Three Months Ended June 30, 2023 and 2022

Revenue

Bitcoin mining operations at our Odessa Facility mined 1,112 bitcoin and generated revenue of $31.2 million for the three months ended June 30, 2023, at an average price per bitcoin of $28,009. The Odessa Facility began mining operations in mid-November 2022, therefore, we did not earn revenue from bitcoin mining during the three months ended June 30, 2022.

Cost of revenue

Cost of revenue for the three months ended June 30, 2023 was $15.9 million and consisted primarily of power costs at the Odessa Facility as delivered under our power purchase agreement with Luminant ET Services Company LLC (the “Luminant Power Agreement”), as well as maintenance expenses for mining equipment. We incurred no costs of revenue during the three months ended June 30, 2022 as the Odessa Facility did not begin its bitcoin mining operations until mid-November 2022.

General and administrative

General and administrative expenses were $21.3 million for the three months ended June 30, 2023, compared to $16.7 million for the three months ended June 30, 2022. The increase was primarily driven by increases of $2.5 million for payroll and payroll-related benefits due to increasing headcount, a $2.0 million accrual for the cost of resolving legal claims, and a $0.8 million increase in office supplies and software costs, partially offset by a decrease of $0.9 million for share-based compensation costs.

Depreciation

Depreciation for the three months ended June 30, 2023 was $14.4 million, primarily related to miners, mining equipment and leasehold improvements at the Odessa Facility being placed into service beginning in November 2022, with additional miners and mining-related assets placed into service during the three months ended June 30, 2023 as we continued to expand capacity at the Odessa Facility. Also included in depreciation is the amortization of our finance lease right-of-use asset for our Interconnection Electrical Facilities (as defined below) that provides power to the Odessa Facility, amortization of our finance lease right-of-use assets representing mining equipment from the Canaan Agreement (as defined below), and accretion of our estimated asset retirement obligation related to the Odessa Facility and depreciation of the associated capitalized costs. Depreciation for the three months ended June 30, 2022 was immaterial.

Change in fair value of derivative asset

The change in the fair value of our derivative asset related to the Luminant Power Agreement resulted in a gain of $3.2 million during the three months ended June 30, 2023. The gain was primarily due to the change in the power market forward curve as compared to the curve as of March 31, 2023. The Luminant Power Agreement was not in effect during the three months ended June 30, 2022.

Power sales

In accordance with the Luminant Power Agreement, we sold excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for which we received proceeds of $5.7 million for three months ended June 30, 2023.

Equity in losses of equity investees

Equity in losses of equity investees totaled approximately $1.4 million for the three months ended June 30, 2023, a decrease of $10.7 million from approximately $12.1 million for the three months ended June 30, 2022. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites and also includes accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022 with values at the time of the contributions that were less than the costs we paid to obtain the miners. We are accreting these basis differences over the five-year useful life of the miners. Our share of the losses in the mining operations of Alborz LLC, Bear LLC and Chief LLC increased to approximately $3.1 million for the three months ended June 30, 2023 from approximately $0.5 million for the three months ended June 30, 2022. During the current three month period, all three sites were fully operational, whereas in the prior year period, only Alborz LLC had begun mining operations with a limited number of miners prior to June 30, 2022. We recognized approximately $1.7 million and nil for the three months ended June 30, 2023 and 2022, respectively, for the accretion of basis differences.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $4.2 million during the three months ended June 30, 2023. We began selling a portion of our bitcoin holdings at the start of 2023 to support our operations and cash requirements. We did not sell any bitcoin during the three months ended June 30, 2022.

Impairment of bitcoin

We recognized a total of approximately $2.8 million of impairment on our bitcoin holdings during the three months ended June 30, 2023, compared to $0.5 million for the three months ended June 30, 2022.

Other income (expense)

Other expense totaled $0.5 million for the three months ended June 30, 2023, consisting primarily of $0.5 million of interest expense recognized related to our finance leases for the Interconnection Electrical Facilities and Canaan Agreement. Other income and expense for the three months ended June 30, 2022 was not significant.

Income tax expense

Income tax expense totaled $0.6 million, or -5.1% of loss before taxes, and nil for the three months ended June 30, 2023 and 2022, respectively, and was determined using the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

Comparative Results for the Six Months Ended June 30, 2023 and 2022

Revenue

Bitcoin mining operations at our Odessa Facility mined 2,055 bitcoin and generated revenue of $53.1 million for the six months ended June 30, 2023, at an average price per bitcoin of $25,390. The Odessa Facility began mining operations in mid-November 2022, therefore, we did not earn revenue from bitcoin mining during the six months ended June 30, 2022.

Cost of revenue

Cost of revenue for the six months ended June 30, 2023 was $24.0 million and consisted primarily of power costs at the Odessa Facility as delivered under our power purchase agreement with Luminant ET Services Company LLC (the “Luminant Power Agreement”), as well as maintenance expenses for mining equipment. Power costs for the six months ended June 30, 2023 included $2.1 million of power costs related to the year ended December 31, 2022 that were recorded as an out-of-period adjustment during the current reporting period. We incurred no costs of revenue during the six months ended June 30, 2022 as the Odessa Facility did not begin its bitcoin mining operations until mid-November 2022.

General and administrative

General and administrative expenses were $38.8 million for the six months ended June 30, 2023 compared to $34.1 million for the six months ended June 30, 2022. The increase was primarily driven by increases of $4.8 million for payroll and payroll-related benefits due to increasing headcount, a $2.0 million accrual for the cost of resolving legal claims, and a $1.4 million increase in office supplies and software costs. These increases were partially offset by decreases of $1.6 million for state and franchise taxes, $1.6 million for share-based compensation costs, $0.8 million for legal expenses, and $0.4 million for business insurance. Legal and consulting expenses were higher during the six months ended June 30, 2022 in part due to legal expenses associated with the waiver, lock-up and board observer agreements that we entered into in early April 2022.

Depreciation

Depreciation for the six months ended June 30, 2023 was $26.1 million, primarily related to miners, mining equipment and leasehold improvements at the Odessa Facility being placed into service beginning in November 2022, with additional miners and mining-related assets placed into service during the six months ended June 30, 2023 as we continued to expand capacity at the Odessa Facility. Also included in depreciation is the amortization of our finance lease right-of-use asset for our Interconnection Electrical Facilities (as defined below) that provides power to the Odessa Facility, amortization of our finance lease right-of-use assets representing mining equipment from the Canaan Agreement, and accretion of our estimated asset retirement obligation related to the Odessa Facility and depreciation of the associated capitalized costs. Depreciation for the six months ended June 30, 2022 was immaterial.

Change in fair value of derivative asset

The change in the fair value of our derivative asset related to the Luminant Power Agreement resulted in a gain of $8.6 million during the six months ended June 30, 2023. The gain was primarily due to the change in the power market forward curve as compared to the curve as of December 31, 2022. The Luminant Power Agreement was not effective during the six months ended June 30, 2022.

Power sales

In accordance with the Luminant Power Agreement, we sold excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for which we received proceeds of $5.7 million for the six months ended June 30, 2023. Power sales for the six months ended June 30, 2023 included $1.6 million for sales of power that occurred during the year ended December 31, 2022 that were recorded as an out-of-period adjustment during the current reporting period.

Equity in losses of equity investees

Equity in losses of equity investees totaled approximately $2.2 million for the six months ended June 30, 2023, a decrease of $10.0 million from approximately $12.2 million for the six months ended June 30, 2022. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites and also includes accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022 with values at the time of the contributions that were less than the costs we paid to obtain the miners. We are accreting these basis differences over the five-year useful life of the miners. Our share of the losses in the mining operations of Alborz LLC, Bear LLC and Chief LLC increased to approximately $5.5 million for the six months ended June 30, 2023 from approximately $0.6 million for the six months ended June 30, 2022. During the current six month period, all three sites were fully operational, whereas in the prior year period, only Alborz LLC had begun mining operations with a limited number of miners prior to June 30, 2022. We recognized approximately $3.3 million and nil for the six months ended June 30, 2023 and 2022, respectively, for the accretion of basis differences.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $8.2 million during the six months ended June 30, 2023. We began selling a portion of our bitcoin holdings at the start of 2023 to support our operations and cash requirements. We did not sell any bitcoin during the six months ended June 30, 2022.

Impairment of bitcoin

We recognized a total of approximately $4.6 million of impairment on our bitcoin holdings during the six months ended June 30, 2023, compared to $0.5 million for the six months ended June 30, 2022.

Other gains

We recognized proceeds of approximately $2.3 million during the six months ended June 30, 2023 related to the sale of transferrable coupons received from Bitmain Technologies Limited (“Bitmain”) during fiscal year 2022. These coupons could be redeemed by us only through the purchase of additional miners from Bitmain prior to the April 2023 expiration date, however, we did not expect to use them and instead sold the coupons to a third party that approached us with interest to purchase them.

Other income (expense)

Other expense totaled $0.9 million for the six months ended June 30, 2023, consisting mainly of $0.9 million of interest expense recognized related to our finance lease for the Interconnection Electrical Facilities. Other income for the six months ended June 30, 2023 was not significant.

Income tax expense

Income tax expense totaled $0.7 million, or -3.7% of loss before taxes, and nil for the six months ended June 30, 2023 and 2022, respectively, and was determined using the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

Liquidity and Capital Resources

We generated cash flows from operations of $24.7 million for the six months ended June 30, 2023. As of June 30, 2023, we had cash and cash equivalents of $1.7 million, total stockholders’ equity of $343.2 million and an accumulated deficit of $130.5 million. For our fiscal years ended December 31, 2022 and 2021, in large part, we relied on proceeds from the consummation of our business combination with Good Works Acquisition Corp. (“GWAC’) to fund our operations; however, during the six months ended June 30, 2023, we utilized proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers to support operating expenses. During the six months ended June 30, 2023, we sold 2,063 bitcoin for proceeds of approximately $52.5 million. On May 4, 2023, we entered into an agreement with Canaan Creative Global Pte. Ltd. (“Canaan”) to purchase 11,000 new A1346 model miners (the “Canaan Agreement”), all of which were delivered prior to June 30, 2023 and have been installed at the Odessa Facility. Because we are paying for the Canaan miners over time, we do not yet hold title to the miners. We paid an initial 10% deposit plus 18% of the total purchase price prior to delivery, and are required to pay monthly installment payments for the Canaan miners through November 2023, at which time title to the miners will transfer to us. We expect to fund our ongoing payment obligations for the purchase through our ongoing operations, including by selling bitcoin generated at our data centers.

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

On September 21, 2022, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”). In connection with the filing of the Registration Statement, the Company also entered into an at-the market offering agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), under which the Company may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Agent, which is included in the $500.0 million of securities that may be offered pursuant to the Registration Statement. As of June 30, 2023, the Company had received net proceeds on sales of 1.0 million shares of common stock under the Prior Sales Agreement of approximately $2.7 million (net of commissions and expenses) at a weighted average price of $2.78.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$24,679	$(9,932)
Net cash used in investing activities	(34,437)	(159,815)
Net cash used in financing activities	(428)	(3,052)
Net decrease in cash and cash equivalents	$(10,186)	$(172,799)

Operating Activities

Net cash provided by operating activities increased by $34.6 million to $24.7 million for the six months ended June 30, 2023 from net cash used of $9.9 million for the six months ended June 30, 2022. Net loss improved by $27.4 million to $19.3 million for the six months ended June 30, 2023 from $46.7 million for the six months ended June 30, 2022. Net loss impact to cash flows was affected by a $49.2 million decrease in non-cash items, primarily driven by $52.8 million for bitcoin received as payment from our mining pool operator (with no comparable activity in the prior year period), a $10.1 million decrease in equity in losses of equity investees, $8.6 million change in fair value of the Luminant Power Agreement derivative asset, $8.2 million realized gain on the sale of bitcoin (with no comparable activity in the prior year period), partially offset by an increase of $26.1 million of depreciation and $4.1 million increase in the impairment of bitcoin. Additionally, changes in assets and liabilities resulted in an increase in cash provided of $56.4 million between the six months ended June 30, 2023 and 2022. This increase in cash provided was due primarily to proceeds of $52.5 million from the sale of bitcoin, and a $5.1 million increase in accrued expenses and other current liabilities, partially offset by the $1.5 million decrease in accounts payable to related parties.

Investing Activities

Net cash used in investing activities decreased by $125.4 million to $34.4 million for the six months ended June 30, 2023 from $159.8 million for the six months ended June 30, 2022, primarily related to a $153.9 million decrease of deposits for miners and mining equipment, partially offset by a $15.5 million increase in purchases of property and equipment related to our continued build out of the infrastructure at our Odessa Facility, $6.3 million decrease in capital distributions from equitee investees.

Financing Activities

Net cash used in financing activities decreased to $0.4 million for the six months ended June 30, 2023 from $3.1 million for the six months ended June 30, 2022, primarily driven by $2.8 million of proceeds from the issuance of common stock (with no comparable activity in the prior year period), a $1.9 million decrease in the repurchase of shares to cover tax obligations of employees resulting from the vesting of RSUs during the respective periods, partially offset by $2.1 million in principal payments on finance leases.

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

The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. Since commencement, we have not made any payments for rent of the Interconnection Electrical Facilities, but we have recorded an accrual of approximately $2.4 million for the estimated payments due under the Luminant Lease Agreement. The Company expects to begin making monthly lease payments in August 2023. At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Mining and Mining Equipment

In November and December 2022, we agreed to purchase 5,000 and 2,200, respectively, Antminer S19j Pro (100 TH/s) (“S19j Pro”) miners from Bitmain. For these miners, we paid an average price of $2.35 per terahash, covering the majority of the purchase price by using accumulated Bitmain coupons from previous orders. We have no further payments due in respect of those orders. As of April 2023, all of those miners have been delivered to us in Texas.

On May 4, 2023, we entered into the Canaan Agreement with Canaan to purchase 11,000 new A1346 model miners, all of which were delivered prior to June 30, 2023 and have been installed at the Odessa Facility. Because the Company is paying for the Canaan miners over time, the Company does not yet hold title to the miners. We paid an initial 10% deposit plus 18% of the total purchase price prior to delivery, and we are required to pay monthly installment payments for the Canaan miners through November 2023, at which time title to the miners will transfer to us. We expect to fund our ongoing payment obligations for the purchase through our ongoing operations, including by selling bitcoin generated at our data centers.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of depreciation and amortization, the non-cash change in the fair value of our derivative asset, share-based compensation expense and nonrecurring gains, which in the six months ended June 30, 2023 were associated with the sale of Bitmain coupons and (ii) non-GAAP net income (loss) and non-GAAP basic and diluted income (loss) per share that exclude the impact of depreciation and amortization, the non-cash change in the fair value of our derivative asset, share-based compensation expense, nonrecurring gains, the change in the fair value of the warrant liability and deferred income tax expense. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

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

The following is a reconciliation of our non-GAAP loss from operations, which excludes the impact of (i) depreciation and amortization, (ii) the non-cash change in the fair value of our derivative asset (iii) share-based compensation expense and (iv) nonrecurring gains, to its most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP income (loss) from operations:
Operating loss	$(11,592)	$(29,326)	$(17,761)	$(46,880)
Depreciation and amortization	14,642	8	26,519	15
Change in fair value of derivative asset	(3,222)	-	(8,550)	-
Share-based compensation expense	9,178	10,064	17,988	19,578
Other gains - nonrecurring	-	-	(2,255)	-
Non-GAAP income (loss) from operations	$9,006	$(19,254)	$15,941	$(27,287)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP net income (loss):
Net loss	$(12,701)	$(29,219)	$(19,302)	$(46,718)
Non-cash adjustments to net loss:
Depreciation and amortization	14,642	8	26,519	15
Change in fair value of derivative asset	(3,222)	-	(8,550)	-
Share-based compensation expense	9,178	10,064	17,988	19,578
Other gains - nonrecurring	-	-	(2,255)	-
Change in fair value of warrant liability	(22)	63	(59)	111
Deferred income tax expense	(584)	-	(637)	-
Total non-cash adjustments to net loss	19,992	10,135	33,006	19,704
Non-GAAP net income (loss)	$7,291	$(19,084)	$13,704	$(27,014)

Reconciliation of non-GAAP basic and diluted net income (loss) per share:
Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.08)	$(0.19)
Depreciation and amortization (per share)	$0.06	-	0.11	-
Change in fair value of derivative asset (per share)	$(0.01)	-	(0.03)	-
Share-based compensation expense (per share)	$0.04	0.04	0.07	0.08
Other gains - nonrecurring (per share)	$-	-	(0.01)	-
Change in fair value of warrant liability (per share)	$-	-	-	-
Deferred income tax expense (per share)	$-	-	-	-
Non-GAAP basic and diluted net income (loss) per share	$0.04	$(0.08)	$0.06	$(0.11)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No.	Exhibit	Filing Date	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/2021
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/2021
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/2020
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/2020
10.1	Controlled Equity OfferingSM Sales Agreement by and between Cipher Mining Inc. and Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC, dated August 3, 2023.	8-K	001-39625	1.1	8/4/2023
10.2	Amended and Restated Non-Employee Directors Compensation Policy.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

CIPHER MINING INC.

Date: August 8, 2023	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)