Form 10-Q
period 2023-09-30
Cipher Mining Inc.
filed 2023-11-08
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 254,660,072 shares of Common Stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report, other than statements of historical fact, including, without limitation, statements regarding our future results of operations and financial position, business strategy, timing and likelihood of success, potential expansion of or additional bitcoin mining data centers, expectations regarding the operations of mining centers, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward-looking statements in this Quarterly Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:

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
•
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, such as the ongoing military conflict between Russia and Ukraine, and the armed conflict in Israel and its surrounding regions. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, Israel or any other geopolitical tensions.
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

•
The important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023 (the “2022 Form 10-K”) and our other reports filed with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,342	$11,927
Accounts receivable	360	98
Receivables, related party	-	1,102
Prepaid expenses and other current assets	3,962	7,254
Bitcoin	13,667	6,283
Derivative asset	33,087	21,071
Total current assets	54,418	47,735
Property and equipment, net	258,295	191,784
Deposits on equipment	1,220	73,018
Investment in equity investees	33,609	37,478
Derivative asset	46,963	45,631
Operating lease right-of-use asset	4,399	5,087
Security deposits	17,586	17,730
Total assets	$416,490	$418,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,604	$14,286
Accounts payable, related party	1,554	3,083
Accrued expenses and other current liabilities	24,813	19,353
Finance lease liability, current portion	6,749	2,567
Operating lease liability, current portion	1,117	1,030
Warrant liability	56	7
Total current liabilities	38,893	40,326
Asset retirement obligation	17,966	16,682
Finance lease liability	12,014	12,229
Operating lease liability	3,645	4,494
Deferred tax liability	1,285	1,840
Total liabilities	73,803	75,571
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 259,682,742 and 251,095,305 shares issued as of September 30, 2023 and December 31, 2022, respectively, and 254,558,178 and 247,551,958 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	259	251
Additional paid-in capital	490,655	453,854
Accumulated deficit	(148,222)	(111,209)
Treasury stock, at par, 5,124,564 and 3,543,347 shares at September 30, 2023 and December 31, 2022, respectively	(5)	(4)
Total stockholders’ equity	342,687	342,892
Total liabilities and stockholders’ equity	$416,490	$418,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue - bitcoin mining	$30,304	$-	$83,423	$-
Costs and operating expenses (income)
Cost of revenue	13,008	-	37,017	-
General and administrative	23,898	17,755	62,653	51,849
Depreciation	16,217	11	42,284	26
Change in fair value of derivative asset	(4,744)	(85,658)	(13,294)	(85,658)
Power sales	(2,720)	-	(8,469)	-
Equity in losses of equity investees	1,998	8,345	4,179	20,577
Realized gain on sale of bitcoin	(2,505)	(6)	(10,711)	(6)
Impairment of bitcoin	3,443	320	8,076	859
Other gains	(95)	-	(2,355)	-
Total costs and operating expenses (income)	48,500	(59,233)	119,380	(12,353)
Operating (loss) income	(18,196)	59,233	(35,957)	12,353
Other income (expense)
Interest income	11	55	112	106
Interest expense	(627)	-	(1,513)	-
Change in fair value of warrant liability	10	4	(49)	115
Other expense	(6)	-	(18)	-
Total other (expense) income	(612)	59	(1,468)	221
(Loss) income before taxes	(18,808)	59,292	(37,425)	12,574
Current income tax expense	(95)	-	(143)	-
Deferred income tax benefit	1,192	-	555	-
Total income tax benefit	1,097	-	412	-
Net (loss) income	$(17,711)	$59,292	$(37,013)	$12,574
Net (loss) income per share - basic	$(0.07)	$0.24	$(0.15)	$0.05
Net (loss) income per share - diluted	$(0.07)	$0.24	$(0.15)	$0.05
Weighted average shares outstanding - basic	251,789,350	247,508,745	249,858,033	248,461,373
Weighted average shares outstanding - diluted	251,789,350	248,342,200	249,858,033	248,782,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

(unaudited)

Three Months Ended September 30, 2023

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of June 30, 2023	254,795,626	$254	$473,471	$(130,511)	(4,381,735)	$(4)	$343,210
Issuance of common shares, net of offering costs - At-the-market offering	2,831,736	4	8,597	-	-	-	8,601
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,983,952	1	(2,112)	-	(742,829)	(1)	(2,112)
Share-based compensation	71,428	-	10,699	-	-	-	10,699
Net loss	-	-	-	(17,711)	-	-	(17,711)
Balance as of September 30, 2023	259,682,742	$259	$490,655	$(148,222)	(5,124,564)	$(5)	$342,687

Three Months Ended September 30, 2022

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of June 30, 2022	251,001,072	$251	$431,966	$(118,874)	(3,511,490)	$(4)	$313,339
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	42,577	-	(25)	-	(13,193)	-	(25)
Share-based compensation	-	-	10,494	-	-	-	10,494
Net income	-	-	-	59,292	-	-	59,292
Balance as of September 30, 2022	251,043,649	$251	$442,435	$(59,582)	(3,524,683)	$(4)	$383,100

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

(unaudited)

Nine Months Ended September 30, 2023

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of January 1, 2023	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892
Issuance of common shares, net of offering costs - At-the-market offering	3,809,943	4	11,341	-	-	-	11,345
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	4,457,708	4	(3,227)	-	(1,581,217)	(1)	(3,224)
Share-based compensation	319,786	-	28,687	-	-	-	28,687
Net loss	-	-	-	(37,013)	-	-	(37,013)
Balance as of September 30, 2023	259,682,742	$259	$490,655	$(148,222)	(5,124,564)	$(5)	$342,687

Nine Months Ended September 30, 2022

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of January 1, 2022	252,131,679	$252	$425,438	$(72,156)	(2,852,259)	$(3)	$353,531
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,802,123	2	(3,078)	-	(672,424)	(1)	(3,077)
Warrants exercised	20	-	-	-	-	-	-
Common stock cancelled	(2,890,173)	(3)	(9,997)	-	-	-	(10,000)
Share-based compensation	-	-	30,072	-	-	-	30,072
Net income	-	-	-	12,574	-	-	12,574
Balance as of September 30, 2022	251,043,649	$251	$442,435	$(59,582)	(3,524,683)	$(4)	$383,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(37,013)	$12,574
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	42,284	26
Amortization of operating right-of-use asset	688	556
Share-based compensation	28,687	30,072
Equity in losses of equity investees	4,179	20,577
Impairment of bitcoin	8,076	859
Non-cash lease expense	1,477	-
Deferred income taxes	(555)	-
Bitcoin received as payment for services	(83,161)	-
Change in fair value of derivative asset	(13,294)	(85,658)
Change in fair value of warrant liability	49	(115)
Realized gain on sale of bitcoin	(10,711)	(6)
Changes in assets and liabilities:
Proceeds from sale of bitcoin	78,729	23
Proceeds from power sales	-	1,722
Proceeds from reduction of scheduled power	-	5,056
Accounts receivable	(262)	-
Receivables, related party	(958)	(731)
Prepaid expenses and other current assets	3,238	5,412
Security deposits	144	(1,103)
Accounts payable	2,366	400
Accounts payable, related party	(1,529)	-
Accrued expenses and other current liabilities	10,732	1,408
Lease liabilities	(762)	37
Net cash provided by (used in) operating activities	32,404	(8,891)
Cash flows from investing activities
Deposits on equipment	(4,533)	(184,095)
Purchases of property and equipment	(32,980)	(28,958)
Capital distributions from equity investees	3,807	43,291
Investment in equity investees	(3,545)	-
Prepayments on financing lease	(3,676)	-
Net cash used in investing activities	(40,927)	(169,762)
Cash flows from financing activities
Proceeds from the issuance of common stock	11,644	-
Offering costs paid for the issuance of common stock	(298)	-
Repurchase of common shares to pay employee withholding taxes	(3,224)	(3,077)
Principal payments on financing lease	(8,184)	-
Net cash used in financing activities	(62)	(3,077)
Net decrease in cash and cash equivalents	(8,585)	(181,730)
Cash and cash equivalents, beginning of the period	11,927	209,841
Cash and cash equivalents, end of the period	$3,342	$28,111
Supplemental disclosure of noncash investing and financing activities
Reclassification of deposits on equipment to property and equipment	$74,186	$-
Right-of-use asset obtained in exchange for finance lease liability	$14,212	$-
Reclassification of receivables, related party to investment in equity investees	$2,060	$-
Equity method investment acquired for non-cash consideration	$1,926	$93,208
Sales tax accruals reversed due to exemption	$1,837	$-
Bitcoin received from equity investees	$317	$3,139
Common stock cancelled	$-	$10,000
Property and equipment purchases in accounts payable, accounts payable, related party and accrued expenses	$-	$6,695
Right-of-use asset obtained in exchange for operating lease liability	$-	$5,859
Investment in equity investees in accrued expenses	$-	$5,316
Deposits on equipment in accounts payable, accounts payable, related party and accrued expenses	$-	$4,289
Reclassification of deferred investment costs to investment in equity investees	$-	$174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION

Nature of operations

Cipher Mining Inc. (“Cipher” or the “Company”) is an emerging technology company that develops and operates industrial scale bitcoin mining data centers. The Company operates or jointly operates four bitcoin mining data centers in Texas including one wholly-owned data center and three partially-owned data centers that were acquired through investments in joint ventures. Bitcoin mining is the Company’s principal revenue generating business activity. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning at the partially-owned Alborz facility in February 2022 (the “Alborz Facility”). In August 2022, installation of the last mining rigs delivered to the Alborz Facility was completed. In October 2022, installation at the partially-owned Bear facility (the “Bear Facility”) and the partially-owned Chief facility (the “Chief Facility”) was also completed. In November 2022, the Company began bitcoin mining operations at the wholly-owned Odessa facility (the “Odessa Facility”). In September 2023, the Company finalized the buildout of the operations at the Odessa Facility.

Cipher Mining Technologies Inc. (“CMTI”) was established on January 7, 2021, in Delaware, by Bitfury Top HoldCo B.V. and its subsidiaries (“Bitfury Top HoldCo” and, with its subsidiaries, the “Bitfury Group”). Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 79.3% of the Company’s common stock, $0.001 par value per share (“Common Stock”), as of September 30, 2023, with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo has control of the Company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). The previously reported Lock-up Agreement, dated as of August 26, 2021, by and between Good Works Acquisition Corp. (“GWAC”) and Bitfury Top HoldCo, expired on August 27, 2023.

Out-of-period-adjustments

Cost of revenue and power sales for the nine months ended September 30, 2023 included out-of-period adjustments of approximately $2.0 million and $1.6 million, respectively, that increased both cost of revenue and power sales on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023, and resulted in net increases to operating loss and loss before taxes of approximately $0.4 million during the same period. These out-of-period adjustments related to power costs and power sales for the year ended December 31, 2022 at the Company’s Odessa Facility, which are invoiced on a net basis by the Company’s power provider. Management evaluated the impact of this error on the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2022, as well as on its unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, assessing the error both quantitatively and qualitatively, and concluded that the error was not material to the financial statements for either period.

Risks and uncertainties

Liquidity, capital resources and limited business history

The Company has historically experienced net losses and negative cash flows from operations. As of September 30, 2023, the Company had approximate balances of cash and cash equivalents of $3.3 million, working capital of $15.5 million, total stockholders’ equity of $342.7 million and an accumulated deficit of $148.2 million. For fiscal years ended December 31, 2022 and 2021, the Company, in large part, relied on proceeds from the consummation of its business combination with GWAC to fund its operations; however, during the nine months ended September 30, 2023, the Company utilized proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers to support its operating expenses. During the nine months ended September 30, 2023, the Company sold 3,005 bitcoin for proceeds of approximately $78.7 million. Additionally, in January 2023, the Company was approached by a third party that offered to purchase coupons that the Company had received from Bitmain Technologies Limited (“Bitmain”) during fiscal year 2022. These transferable coupons provided the Company with potential discounts of approximately $10.9 million that could only be redeemed with the purchase of additional miners from Bitmain prior to the coupons’ April 2023 expiration date. As the Company did not intend to purchase additional Bitmain miners prior to the expiration date of the coupons, it sold the coupons to the interested third party for proceeds of approximately $2.3 million, which it recorded in other gains within costs and operating expenses (income) on its unaudited condensed consolidated statement of operations during the nine months ended September 30, 2023.

The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements and ongoing operations. Bitcoin is classified as a current asset on the Company’s balance sheets due to

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

its intent and ability to sell bitcoin to support operations when needed. Operating activities provided approximately $32.4 million of cash during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company paid approximately $4.5 million of deposits for mining equipment and reclassified approximately $74.2 million to property and equipment in connection with the receipt of miners and other equipment at the Odessa Facility. In September 2023, the Company finalized the buildout of the operations at the Odessa Facility. As of September 30, 2023, the Company had 61,024 miners located at the Odessa Facility and had 12,953, 3,254 and 3,254 contributed miners at its partially-owned Alborz Facility, Bear Facility and Chief Facility, respectively.

On August 14, 2023, the Company, through CMTI, entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider, for a secured credit line up to $10.0 million (the “Credit Facility”). See Note 12. Commitments and Contingencies for additional information regarding the Credit Facility. As of September 30, 2023, the Company has not drawn upon the Credit Facility.

Management believes that the Company’s existing financial resources, including access to the Credit Facility, combined with projected cash and bitcoin inflows from its data centers and its intent and ability to sell bitcoin received or earned, will be sufficient to enable the Company to meet its operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

Macroeconomic conditions: COVID-19 and other economic, business and political conditions

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of the Company’s control, such as any epidemics, pandemics or disease outbreaks or other public health conditions. For example, the COVID-19 pandemic (“COVID-19”) that was declared on March 11, 2020 caused significant economic dislocation in the United States (“U.S.”) and globally as governments across the world, including the U.S., introduced measures aimed at preventing the spread of COVID-19. While most policies and regulations implemented by governments in response to COVID-19 have been lifted, they have had a significant impact, both directly and indirectly, on global business and commerce.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts net income (loss) and net income (loss) per common share for the effect of all potentially dilutive shares of Common Stock. Potential common shares consist of the Company’s outstanding public and private placement warrants to purchase Common Stock, as well as unvested restricted stock units (“RSUs”).

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s potential common shares have been excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2023, as the effect would be to reduce the net loss per common share.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted (loss) income per share:
Net (loss) income	$(17,711)	$59,292	$(37,013)	$12,574

Weighted average shares outstanding - basic	251,789,350	247,508,745	249,858,033	248,461,373
Add:
RSUs	-	833,455	-	321,292
Weighted average shares outstanding - diluted	251,789,350	248,342,200	249,858,033	248,782,665

Net (loss) income per share - basic	$(0.07)	$0.24	$(0.15)	$0.05
Net (loss) income per share - diluted	$(0.07)	$0.24	$(0.15)	$0.05

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share at September 30, 2023 and 2022, because including them would have been antidilutive.

	September 30,
	2023	2022
Public warrants	8,499,980	8,499,980
Private placement warrants	114,000	114,000
Unvested RSUs	21,234,610	15,364,457
	29,848,590	23,978,437

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3. BITCOIN

The following table presents information about the Company’s bitcoin (in thousands):

Balance as of January 1, 2023	$6,283
Bitcoin received from equity investees	317
Revenue recognized from bitcoin mined, net of receivable	83,162
Proceeds from sale of bitcoin, net of realized gain	(68,019)
Impairment of bitcoin	(8,076)
Balance as of September 30, 2023	$13,667

The fair value of the Company’s bitcoin as of September 30, 2023 was approximately $14.5 million and was estimated using the closing price of bitcoin, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset).

During the three and nine months ended September 30, 2023, the Company recorded impairment charges on its bitcoin holdings of approximately $3.4 million and $8.1 million, respectively. Impairment charges were approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively.

NOTE 4. DERIVATIVE ASSET

Luminant Power Agreement

On June 23, 2021, the Company entered into a power purchase agreement with Luminant ET Services Company LLC (“Luminant”), which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022, August 26, 2022 and August 23, 2023 (as amended, the “Luminant Power Agreement”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years, subject to certain early termination exemptions. The Luminant Power Agreement provides for a subsequent automatic annual renewal unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of the then current term. Starting from July 1, 2022, and prior to the receipt of interconnection approval from the Electric Reliability Council of Texas (“ERCOT”), under the take or pay framework of the Luminant Power Agreement and pursuant to the ramp-up schedule agreed to between Luminant and Cipher, Luminant began sales of the scheduled energy in the ERCOT market.

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

Depending on the spot market price of electricity, the Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility during peak times in order to most efficiently manage the Company’s operating costs. The Company earned approximately $2.7 million and $8.5 million, respectively from power sales for the three and nine months ended September 30, 2023, and recorded this amount in power sales within costs and operating expenses (income) on the unaudited condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in cost of revenue. See Note 1. Organization for information regarding the out-of-period adjustments recorded during the nine months ended September 30, 2023, which affected cost of power, power sales, net operating loss and net loss on the Company’s unaudited condensed consolidated statement of operations.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Miners and mining equipment	$160,477	$79,909
Leasehold improvements	135,688	94,807
Software	1,342	596
Office and computer equipment	279	88
Autos	73	73
Furniture and fixtures	88	69
Construction-in-progress	3,167	20,437
Total cost of property and equipment	301,114	195,979
Less: accumulated depreciation	(42,819)	(4,195)
Property and equipment, net	$258,295	$191,784

During the nine months ended September 30, 2023 and 2022, the Company placed approximately $37.5 million and nil, respectively, of construction-in-progress into service at the Odessa Facility. Depreciation expense was approximately $16.2 million and $42.3 million, respectively, for the three and nine months ended September 30, 2023 and included approximately $0.4 million and $1.3 million, respectively, of accretion expense related to the Company’s asset retirement obligation. Depreciation expense was immaterial for the three and nine months ended September 30, 2022.

During the first quarter of fiscal 2023, the Company received the remaining 17,094 MicroBT M30S, M30S+ and M30S++ miners (“MicroBT miners”) related to the framework agreement of September 2021 with SuperAcme Technology (Hong Kong) Limited (“SuperAcme”), which was amended and restated by the Amended and Restated Framework Agreement on Supply of Blockchain Servers (the “Amended and Restated Framework Agreement”), dated as of May 6, 2022, and subject to the Supplementary Agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement). These MicroBT miners received during the first quarter of fiscal 2023 had an aggregate cost of approximately $50.7 million and were purchased by the Company at the new fixed and floating price terms set forth in the Supplementary Agreement. The Company also received 4,622 Antminer S19j Pro (100 TH/s) (“S19j Pro”) miners from Bitmain with a cost basis of approximately $1.6 million during the first quarter of fiscal 2023. As of September 30, 2023, the Company had a total of 35,117 MicroBT miners, 14,907 S19j Pro miners and 11,000 Canaan A1346 model miners for a total of 61,024 miners at its Odessa Facility. See additional information regarding the Canaan miners in Note 11. Leases.

NOTE 6. DEPOSITS ON EQUIPMENT

In November and December 2022, the Company agreed to purchase 5,000 and 2,200, respectively, S19j Pro miners from Bitmain. The Company utilized accumulated Bitmain credits and coupons for the majority of the purchase price for these miners and has no further payments due in respect of these orders. Information regarding the quantity of Bitmain miners received pursuant to these agreements during the nine months ended September 30, 2023 is disclosed in Note 5. Property and Equipment. As of September 30, 2023, the Company did not have material open purchase agreement commitments.

As disclosed in Note 18. Subsequent Events, on October 4, 2023, the Company entered into an agreement with Bitmain to purchase 1.2 EH/s worth of Bitmain’s new HASH Super Computing Servers (Antminer S21-200.0T model) for a total purchase price of $24.0 million to be paid in cash and coupons, or $16.8 million in cash after applying coupons. The Company expects to make periodic payments in accordance with the payment schedule under this agreement, with the final payment expected to occur one year after the delivery of the last batch of miners. Related to this agreement, in September 2023, the Company made a $1.2 million deposit for the related equipment, representing the balance of deposits on equipment as of September 30, 2023. Batches of the Antminer S21 miners are expected to be delivered between January and June 2024.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7. INVESTMENTS IN EQUITY INVESTEES

The Company uses the equity method of accounting to account for its 49% equity interest in its partially owned mining operations Alborz LLC, Bear LLC and Chief, LLC (the “Data Center LLCs”). The Company recognized a total of approximately $2.0 million and $4.2 million of net losses in equity in losses of equity investees within the condensed consolidated statements of operations during the three and nine months ended September 30, 2023, respectively, and $8.3 million and $20.6 million of net losses in equity in losses of equity investees during the three and nine months ended September 30, 2022, respectively.

During fiscal year 2022, the Company contributed miners and mining equipment to the Alborz, Bear and Chief Facilities. The majority of these contributed miners had a fair value that was lower than the cost paid by the Company to obtain them, and the Company recognized losses at the time of the contributions, resulting in basis differences related to the Company’s investments in Alborz LLC, Bear LLC and Chief LLC, all of which recorded the contributions of equipment from the Company at the historical cost paid by the Company to obtain the equipment. As Alborz LLC, Bear LLC and Chief LLC depreciate the historical cost of these miners on their respective financial statements over the expected depreciation period of five years, the Company accretes these basis differences over the same period and records the accretion amount for each reporting period within equity in losses of equity investees on its statements of operations until these miners are fully depreciated and the corresponding basis differences are fully accreted. As of September 30, 2023, the Company had remaining basis differences totaling approximately $26.4 million that have not yet been accreted. Accretion recorded by the Company during the nine months ended September 30, 2023 is shown in the table below and was recorded within equity in losses of equity investees on the statement of operations.

Activity in the Company’s investments in equity investees during the nine months ended September 30, 2023 consisted of the following (in thousands):

Balance as of January 1, 2023	$37,478
Cost of contributed mining equipment and other capital contributions	4,435
Accretion of basis differences related to miner contributions	5,012
Capital distributions	(3,807)
Bitcoin received from equity investees	(317)
Equity in net losses of equity investees	(9,192)
Balance as of September 30, 2023	$33,609

NOTE 8. SECURITY DEPOSITS

The Company’s security deposits consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Luminant Power Purchase Agreement collateral	$12,554	$12,554
Luminant Purchase and Sale Agreement collateral	3,063	3,063
Operating lease security deposits	967	960
Other deposits	1,002	1,153
Total security deposits	$17,586	$17,730

NOTE 9. SUPPLEMENTAL FINANCIAL INFORMATION

Prepaid expenses and other current assets was $4.0 million and $7.3 million as of September 30, 2023 and December 31, 2022, respectively, primarily consisting of prepaid insurance. As of December 31, 2022, the prepaid expenses and other current assets balance also included approximately $1.2 million of bitcoin temporarily held for the Company’s joint venture partner, WindHQ LLC (“WindHQ”).

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Taxes (primarily sales tax)	$12,551	$18,798
Power costs	4,594	-
Employee compensation	3,636	-
Finance lease (1)	1,742	339
Legal settlement (2)	1,500	-
Other	790	216
Total accrued expenses and other current liabilities	$24,813	$19,353

__________

(1) See Note 11. Leases for additional information regarding the Company’s finance leases.

(2) See Note 12. Commitments and Contingencies for additional information regarding the legal settlement accrual as of September 30, 2023.

NOTE 10. RELATED PARTY TRANSACTIONS

Related party receivables

Related party receivables were $1.1 million as of December 31, 2022, consisting of expenses paid on behalf of the Data Center LLCs. The Company recorded an additional $1.0 million of related party receivables during the nine months ended September 30, 2023, representing additional expenses paid on behalf of the Data Center LLCs, and subsequently reclassified the total outstanding balance of $2.1 million to investment in equity investees on the condensed consolidated balance sheet as of September 30, 2023. As a result of this reclassification, related party receivables were nil as of September 30, 2023.

Purchase commitments, deposits on equipment and related party payables

The Company entered into two agreements with Bitfury USA Inc. (“Bitfury USA”), made under, and as a part of, the Master Services and Supply Agreement to purchase BBACs. Additionally, Bitfury USA contracted with third-party vendors for the purchase of equipment and the receipt of services related to Cipher’s future mining operations. Pursuant to one of these arrangements between Bitfury USA and a third-party vendor, Paradigm Controls of Texas, LLC (“Paradigm”), the Company made payments directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs, totaling approximately $5.8 million during the nine months ended September 30, 2023 and the Company’s obligations to Bitfury USA under the Master Services and Supply Agreement were reduced by the same amount.

As of December 31, 2022, in relation to the Company assisting WindHQ with the liquidation of some of WindHQ’s bitcoin holdings, the Company had approximately $1.2 million of bitcoin and approximately $0.3 million of proceeds received, but not yet transferred to WindHQ, respectively, recorded in accounts payable, related party on its consolidated balance sheet. During the nine months ended September 30, 2023, all of the bitcoin held by the Company on behalf of WindHQ was liquidated and all proceeds received from the liquidation were forwarded to WindHQ, leaving no remaining amount payable to WindHQ in accounts payable, related party as of September 30, 2023 on the Company’s unaudited condensed consolidated balance sheet.

NOTE 11. LEASES

Combined Luminant Lease Agreement

The Company entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 and August 23, 2023 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to the Company for the data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) of the Odessa Facility. The Company entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support its Odessa Facility operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842 (collectively, the “Combined Luminant Lease Agreement”) and that amounts

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

The Company’s management determined that the Combined Luminant Lease Agreement contains two lease components; and the components should be accounted for together as a single lease component, because the effect of accounting for the land lease separately would be insignificant.

The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. Financing for use of the land and substation is provided by Luminant affiliates. Despite lease commencement in November 2022, the Company had not been required by Luminant to make any lease payments for the substation prior to July 2023, therefore the Company accrued amounts due under the Combined Luminant Lease Agreement in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheet.

On July 11, 2023, the Company entered into an amendment of the payment schedule to the Luminant Purchase and Sale Agreement, reflecting monthly installments of principal and interest totaling $19.7 million on an undiscounted basis, due over the remaining four-year period starting in July 2023. On August 23, 2023, the Company entered into a second amendment of the Luminant Lease Agreement, the terms of which included confirming the initial term will end on July 31, 2027. These amendments did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC at a price to be determined based upon bids obtained in the secondary market.

Canaan Agreement

On May 4, 2023, the Company entered into the Canaan Agreement to purchase 11,000 new A1346 model miners, all of which were received during the nine months ended September 30, 2023 and have been installed at the Odessa Facility. The Company was required to pay a total of approximately $4.1 million prior to delivery of the miners. The Company will also make six monthly installment payments of approximately $1.7 million each month, through November 2023, at which time the Company will obtain title to the miners. The Company determined that the Canaan Agreement contains embedded leases as defined in ASC 842, one for each batch of miners delivered. Based on the terms of the arrangement and intent of the parties, the Company has classified the leases of the Canaan miners as finance leases. Each lease commences upon delivery of the associated batch, as the delivery date represents the date upon which the Company obtains the right to use the assets for a period of time in exchange for consideration. As a result of all 11,000 miners being delivered to the Company in June 2023, the Company determined there will effectively be a single lease commencement date for all of the underlying right-of-use assets. The lease term for the Canaan miners will be six months, aligning with the final payment and title transfer date. Upon title transfer, the Company will continue depreciating the residual value of the miners over their remaining useful life.

Office headquarters lease

The Company entered into an operating lease for office space located in New York. The lease has an initial term of 64 months and commenced on February 1, 2022. The lease does not provide the Company with renewal options.

Additional lease information

Components of the Company’s lease expenses are as follows (in thousands):

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance leases:
Amortization of ROU assets (1)	$1,481	$-	$3,297	$-
Interest on lease liability	600	-	1,478	-
Total finance lease expense	2,081	-	4,775	-
Operating leases:
Operating lease expense	470	391	1,391	1,009
Variable lease cost	-	-	-	-
Total operating lease expense	470	391	1,391	1,009
Total lease expense	$2,551	$391	$6,166	$1,009

__________

(1) Amortization of finance lease ROU assets is included within depreciation expense.

The Company did not incur any variable lease costs during any of the periods presented.

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash flows - operating lease	$396	$-	$1,187	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-	$-	$5,859

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term – finance lease (in years)	3.2	4.7
Weighted-average remaining lease term – operating lease (in years)	3.7	4.4
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	10.9%	10.9%
Finance lease ROU assets (1)	$25,186	$14,471

__________

(1) As of September 30, 2023 and December 31, 2022, the Company had recorded accumulated amortization of approximately $1.5 million and $0.5 million, respectively, for the finance lease ROU assets. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

As of September 30, 2023, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remaining Period Ended December 31, 2023	$4,693	$394	$5,087
Year Ended December 31, 2024	4,834	1,581	6,415
Year Ended December 31, 2025	4,834	1,581	6,415
Year Ended December 31, 2026	4,834	1,581	6,415
Year Ended December 31, 2027	3,223	659	3,882
Total lease payments	22,418	5,796	28,214
Less present value discount	(3,654)	(1,034)	(4,688)
Total	$18,764	$4,762	$23,526

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of September 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On August 14, 2023, the Company, through CMTI, entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, the Company established a secured line of credit up to $10.0 million (the “Credit Facility”). The Company will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of September 30, 2023 the Company has not drawn upon the Credit Facility.

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

Luminant Power Agreement

On November 18, 2022, Luminant filed suit against CMTI in the 95th District Court of Dallas County, Texas, asserting Texas state law claims for declaratory judgment and “money had and received”, seeking recoupment and return of money previously paid by Luminant to CMTI in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data center in Odessa, Texas. These prior payments were (i) the sum of $5.1 million paid to CMTI in September 2022 pursuant to a contractual provision requiring such payment in the parties’ written and executed August 25, 2022 Third Amendment to the Luminant Power Agreement, and (ii) the sum of $1.7 million also paid to CMTI in September 2022, as agreed by the parties, for electrical power sold by Luminant for CMTI’s benefit into the open market prior to the final energization of the Odessa Facility. Luminant contended that such payments were mistaken because, although voluntarily made by Luminant, they were not actually due under the terms of the Luminant Power Agreement, as amended. The Company filed its answer on January 17, 2023, denying any liability to Luminant. Cipher has not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

The Company established a $2.0 million accrual for the cost of resolving the claims in the second quarter of 2023.

On July 11, 2023, the Company entered into an amendment of the payment schedule to the Luminant Purchase and Sale Agreement, reflecting monthly installments of principal and interest totaling $19.7 million on an undiscounted basis, due over the remaining four-year period starting in July 2023.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On August 23, 2023, the Company settled the dispute with Luminant (the “Luminant Settlement”). In connection with the Luminant Settlement, the Company, through CMTI, entered into (i) a Fourth Amendment to the Power Purchase Agreement (the “Amended PPA”) with Luminant, which amended the Luminant Power Agreement and (ii) a Second Amendment to the Lease Agreement (the "Amended Lease") with an affiliate of Luminant, which amended the Luminant Lease Agreement.

The Amended PPA, among other items, reduces the notice requirements that CMTI must satisfy in connection with changes to its energy consumption at the Odessa Facility and the Amended Lease provides that the initial term of the agreement shall end on July 31, 2027.

NOTE 13. STOCKHOLDERS’ EQUITY

As of September 30, 2023, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).

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

During the nine months ended September 30, 2023, the Company issued 4,457,708 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, and 319,786 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 1,581,217 of these shares of Common Stock from officers and employees, with a fair value of approximately $3.2 million, to cover taxes related to the settlement of vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.

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

Pursuant to the Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Sales Agreement. During the nine months ended September 30, 2023, in connection with the Prior Sales Agreement and the Sales Agreement, the Company received proceeds of approximately $11.3 million, net of issuance costs, from the sale of 3,809,943 shares of common stock, with an average fair value of $3.02 per share.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 14. WARRANTS

Upon consummation of the business combination, the Company assumed Common Stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,499,980 Public Warrants and 114,000 Private Placement Warrants outstanding as of both September 30, 2023 and December 31, 2022. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

NOTE 15. SHARE-BASED COMPENSATION

The Incentive Award Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, the Company may either issue new shares or reissue treasury shares.

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2023, this resulted in an increase of 7,426,559 shares of Common Stock available for issuance under the Incentive Award Plan. As of September 30, 2023, 6,282,366 shares of Common Stock were available for issuance under the Incentive Award Plan.

The Company recognized total share-based compensation expense in general and administrative expenses on the unaudited condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service-based RSUs	$7,038	$7,078	$17,865	$19,936
Performance-based RSUs	3,416	3,416	10,136	10,136
Common stock, fully-vested	245	-	686	-
Total share-based compensation expense	$10,699	$10,494	$28,687	$30,072

Service-based RSUs

A summary of the Company’s unvested Service-based RSU activity for the nine months ended September 30, 2023 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	14,441,044	$3.96
Granted	6,993,565	$2.27
Vested	(4,457,709)	$4.05
Unvested at September 30, 2023	16,976,900	$3.24

As of September 30, 2023, there was approximately $26.2 million of unrecognized compensation expense related to unvested Service-based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.5 years.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Performance-based RSUs

There was no new activity for unvested Performance-based RSUs during the nine months ended September 30, 2023 There were 4,257,710 unvested Performance-based RSUs with a weighted average grant date fair value of $7.76 as of both September 30, 2023 and December 31, 2022. As of September 30, 2023, there was approximately $7.7 million of unrecognized compensation expense related to unvested Performance-based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 0.7 years.

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

NOTE 16. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$3,208	$-	$-	$3,208
Accounts receivable	360	-	-	360
Derivative asset	-	-	80,050	80,050
	$3,568	$-	$80,050	$83,618
Liabilities included in:
Warrant liability	$-	$-	$56	$56
	$-	$-	$56	$56

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$10,943	$-	$-	$10,943
Accounts receivable	98	-	-	98
Derivative asset	-	-	66,702	66,702
	$11,041	$-	$66,702	$77,743
Liabilities included in:
Warrant liability	$-	$-	$7	$7
	$-	$-	$7	$7

The carrying values reported in the Company’s consolidated balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.

Level 3 asset

The Company’s derivative asset, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its unaudited condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the unaudited condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, which has a remaining term of approximately 3.6 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 7.55% and 6.83% as of September 30, 2023 and December 31, 2022, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 (in thousands):

Balance as of January 1, 2023	$66,702
Change in fair value	13,348
Balance as of September 30, 2023	$80,050

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

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of its Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	September 30, 2023	December 31, 2022
Risk-free rate	4.71%	4.06%
Dividend yield rate	0.00%	0.00%
Volatility	85.0%	90.0%
Contractual term (in years)	2.9	3.7
Exercise price	$11.50	$11.50

The following table presents changes in the estimated fair value of the Private Placement Warrants for the nine months ended September 30, 2023 (in thousands):

Balance as of January 1, 2023	$7
Change in fair value	49
Balance as of September 30, 2023	$56

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 17. INCOME TAXES

The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded an income tax benefit of approximately 1.1% and nil of income (loss) before taxes for each of the nine months ended September 30, 2023 and 2022, respectively.

NOTE 18. SUBSEQUENT EVENTS

Miner Purchase

On October 4, 2023, the Company entered into an agreement with Bitmain Technologies Delaware Limited to purchase 1.2 EH/s worth of HASH Super Computing Servers (Antminer S21-200.0T model), for a total commitment of $24.0 million to be paid in cash and coupons, or $16.8 million in cash after applying coupons (the “Bitmain Agreement”). The Company expects the miners purchased under this agreement to be shipped in batches between January and June 2024. The Company expects to make periodic payments in accordance with the payment schedule under the Bitmain Agreement, with the final payment expected to occur one year after the delivery of the last batch of miners. Pursuant to the Bitmain Agreement, the Company is responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

Black Pearl Purchase

On November 6, 2023, the Company and its wholly-owned subsidiary, Cipher Black Pearl LLC, entered into a Purchase and Sale Agreement (the “PSA”) with Trinity Mining Group, Inc. (“Trinity”) to purchase a data center lease (the “Lease”) related to certain tracts or parcels of land containing at least 50 acres of land located in Winkler County, Texas (the “Leased Property”) and certain other agreements (the “Assumed Agreements”) providing for the construction of a new data center the Company expects to build and call “Black Pearl” or the “Black Pearl Facility”. The Lease has an initial term of ten years, and the Company has four consecutive options to renew for periods of ten years each. In addition to the Lease and the Assumed Agreements, the purchased assets under the PSA include certain books, records, reports, studies and governmental approvals related to the Leased Property, and an approval from the Electric Reliability Council of Texas (“ERCOT”) conditionally approving up to 300 MW of energy consumption at the interconnection point of the Leased Property (the “Purchased Assets”).

The consideration for the Purchased Assets will be $7.0 million (the “Purchase Price”). The Purchase Price will be paid by delivery of a number of whole shares of the Company’s common stock. The amount of the Company’s stock to be delivered under the PSA will be calculated by dividing the Purchase Price by the volume weighted average price of the Company’s common stock traded on the Nasdaq Global Select Market for the thirty (30) trading days immediately preceding the signing of the Purchase and Sale Agreement, determined without regard to after-hours trading or any other trading outside of the regular trading session trading hours.

The shares of the Company’s common stock to be issued to Trinity will be issued pursuant to the Registration Statement, including all information, documents and exhibits filed with or incorporated by reference into the Registration Statement, providing for the offering, issuance and sale by the Company from time to time of up to $500.0 million in aggregate of the Company’s common stock, preferred stock, warrants and units. The Company’s obligations to consummate the transactions contemplated by the PSA are subject to the satisfaction of certain conditions precedent. To the extent those conditions are satisfied, or waived by the Company, the Company expects the closing date to occur before the end of December 2023. If the closing date occurs before the end of December 2023, the Company expects to deliver to Oncor Electric Delivery Company LLC (“Oncor”) up to $6.3 million as collateral that Oncor will be obligated to return to the Company, provided that the Company energizes at least 135MW at the Black Pearl Facility by May 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and related notes disclosed in our 2022 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” sections of our 2022 Form 10-K and this Quarterly Report and in other parts of this Quarterly Report.

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

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of October 31, 2023, we operated approximately 80,500 miners, with an aggregate hashrate capacity of approximately 8.2 EH/s, deploying approximately 267 MW of electricity, of which we owned approximately 70,500 miners, with an aggregate hashrate capacity of approximately 7.2 EH/s, deploying approximately 236 MW of electricity.

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

Recent Developments

Miner Purchase

On October 4, 2023, we entered into an agreement with Bitmain Technologies Delaware Limited to purchase 1.2 EH/s worth of HASH Super Computing Servers (Antminer S21-200.0T model), for a total commitment of $24.0 million to be paid in cash and coupons, or $16.8 million in cash after applying coupons (the “Bitmain Agreement”). We expect the miners purchased under this agreement to be shipped in batches between January and June 2024. We expect to make periodic payments in accordance with the payment schedule under the Bitmain Agreement, with the final payment expected to occur one year after the delivery of the last batch of miners. Pursuant to the Bitmain Agreement, we are responsible for all logistics costs related to transportation, packaging for transportation and insurance related to the delivery of the miners.

Black Pearl Purchase

On November 6, 2023, we and our wholly-owned subsidiary, Cipher Black Pearl LLC, entered into a Purchase and Sale Agreement (the “PSA”) with Trinity Mining Group, Inc. (“Trinity”) to purchase a data center lease (the “Lease”) related to certain tracts or parcels of land containing at least 50 acres of land located in Winkler County, Texas (the “Leased Property”) and certain other agreements (the “Assumed Agreements”) providing for the construction of a new data center we expect to build and call “Black Pearl” or the “Black Pearl Facility”. The Lease has an initial term of ten years, and we have four consecutive options to renew for periods of ten years each. In addition to the Lease and the Assumed Agreements, the purchased assets under the PSA include certain books, records, reports, studies and governmental approvals related to the Leased Property, and an approval from the Electric Reliability Council of Texas (“ERCOT”) conditionally approving up to 300 MW of energy consumption at the interconnection point of the Leased Property (the “Purchased Assets”).

The consideration for the Purchased Assets will be $7.0 million (the “Purchase Price”). The Purchase Price will be paid by delivery of a number of whole shares of our common stock. The amount of our stock to be delivered under the PSA will be calculated by dividing the Purchase Price by the volume weighted average price of our common stock traded on the Nasdaq Global Select Market for the thirty (30) trading days immediately preceding the signing of the Purchase and Sale Agreement, determined without regard to after-hours trading or any other trading outside of the regular trading session trading hours.

The shares of our common stock to be issued to Trinity will be issued pursuant to the Company’s shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”), including all information, documents and exhibits filed with or incorporated by reference into the Registration Statement, providing for the offering, issuance and sale by us from time to time of up to $500.0 million in aggregate of our common stock, preferred stock, warrants and units. Our obligations to consummate the transactions contemplated by the PSA are subject to the satisfaction of certain conditions precedent. To the extent those conditions are satisfied, or waived by us, we expect the closing date to occur before the end of December 2023. If the closing date occurs before the end of December 2023, we expect to deliver to Oncor Electric Delivery Company LLC (“Oncor”) up to $6.3 million as collateral that Oncor will be obligated to return to us, provided that we energize at least 135MW at the Black Pearl Facility by May 15, 2026.

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

Summary of Bitcoin Mining Results

The following table presents information about our Bitcoin mining activities, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Balance as of January 1, 2023	394	$6,283
Bitcoin received from equity investees	18	317
Revenue recognized from bitcoin mined, net of receivable	3,131	83,162
Proceeds from sale of bitcoin, net of realized gain	(3,005)	(68,019)
Impairment of bitcoin	-	(8,076)
Balance as of September 30, 2023	538	$13,667

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue - bitcoin mining	$30,304	$-	$83,423	$-
Costs and operating expenses (income)
Cost of revenue	13,008	-	37,017	-
General and administrative	23,898	17,755	62,653	51,849
Depreciation	16,217	11	42,284	26
Change in fair value of derivative asset	(4,744)	(85,658)	(13,294)	(85,658)
Power sales	(2,720)	-	(8,469)	-
Equity in losses of equity investees	1,998	8,345	4,179	20,577
Realized gain on sale of bitcoin	(2,505)	(6)	(10,711)	(6)
Impairment of bitcoin	3,443	320	8,076	859
Other gains	(95)	-	(2,355)	-
Total costs and operating expenses	48,500	(59,233)	119,380	(12,353)
Operating (loss) income	(18,196)	59,233	(35,957)	12,353
Other income (expense)
Interest income	11	55	112	106
Interest expense	(627)	-	(1,513)	-
Change in fair value of warrant liability	10	4	(49)	115
Other expense	(6)	-	(18)	-
Total other (expense) income	(612)	59	(1,468)	221
(Loss) income before taxes	(18,808)	59,292	(37,425)	12,574
Current income tax expense	(95)	-	(143)	-
Deferred income tax benefit	1,192	-	555	-
Total income tax benefit	1,097	-	412	-
Net (loss) income	$(17,711)	$59,292	$(37,013)	$12,574

Comparative Results for the Three Months Ended September 30, 2023 and 2022

Revenue

Bitcoin mining operations at our Odessa Facility mined 1,078 bitcoin and generated revenue of $30.3 million for the three months ended September 30, 2023, at an average price per bitcoin of $28,129. The Odessa Facility began mining operations in mid-November 2022, therefore, we did not earn revenue from bitcoin mining during the three months ended September 30, 2022.

Cost of revenue

Cost of revenue for the three months ended September 30, 2023 was $13.0 million and consisted primarily of power costs at the Odessa Facility as delivered under our power purchase agreement with Luminant ET Services Company LLC (the “Luminant Power Agreement”), as well as maintenance expenses for mining equipment. We incurred no costs of revenue during the three months ended September 30, 2022 because the Odessa Facility did not begin its bitcoin mining operations until mid-November 2022.

General and administrative

General and administrative expenses were $23.9 million for the three months ended September 30, 2023, compared to $17.8 million for the three months ended September 30, 2022. The increase was primarily driven by increases of $4.9 million for payroll and payroll-related benefits due to increasing headcount, $0.8 million in property taxes, and a $0.8 million increase in office supplies and software costs.

Depreciation

Depreciation for the three months ended September 30, 2023 was $16.2 million, primarily related to miners, mining equipment and leasehold improvements at the Odessa Facility being placed into service beginning in November 2022, with additional miners and mining-related assets placed into service during the three months ended September 30, 2023 as we continued to expand capacity at the Odessa Facility. Also included in depreciation is the amortization of our finance lease right-of-use asset for our Interconnection Electrical Facilities (as defined below) that provides power to the Odessa Facility, amortization of our finance lease right-of-use assets representing mining equipment from the Canaan Agreement (as defined below), and accretion of our estimated asset retirement obligation related to the Odessa Facility and depreciation of the associated capitalized costs. Depreciation for the three months ended September 30, 2022 was immaterial.

Change in fair value of derivative asset

The change in the fair value of our derivative asset related to the Luminant Power Agreement resulted in a gain of $4.7 million during the three months ended September 30, 2023. The gain was primarily due to the change in the power market forward curve as compared to the curve as of June 30, 2023. The Luminant Power Agreement was not in effect during the three months ended September 30, 2022.

Power sales

In accordance with the Luminant Power Agreement, we sold excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for which we received proceeds of $2.7 million for three months ended September 30, 2023.

Equity in losses of equity investees

Equity in losses of equity investees totaled approximately $2.0 million for the three months ended September 30, 2023, a decrease of $6.3 million from approximately $8.3 million for the three months ended September 30, 2022. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites and also includes accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022 with values at the time of the contributions that were less than the costs we paid to obtain the miners. We are accreting these basis differences over the five-year useful life of the miners. Our share of the losses in the mining operations of Alborz LLC, Bear LLC and Chief LLC increased to approximately $3.7 million for the three months ended September 30, 2023 from approximately $0.5 million for the three months ended September 30, 2022. During the current three month period, all three sites were fully operational, whereas in the prior year period, only Alborz LLC had begun mining operations with a limited number of miners prior to September 30, 2022. We recognized approximately $1.7 million and nil for the three months ended September 30, 2023 and 2022, respectively, for the accretion of basis differences.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $2.5 million during the three months ended September 30, 2023. Bitcoin sales during the three months ended September 30, 2022 were not material.

Impairment of bitcoin

We recognized a total of approximately $3.4 million of impairment on our bitcoin holdings during the three months ended September 30, 2023, compared to $0.3 million for the three months ended September 30, 2022.

Other income (expense)

Other expense totaled $0.6 million for the three months ended September 30, 2023, consisting primarily of $0.6 million of interest expense recognized related to our finance leases for the Interconnection Electrical Facilities and the Canaan Agreement. Other income and expense for the three months ended September 30, 2022 was not significant.

Income tax benefit

Income tax benefit totaled $1.1 million, or 5.8% of loss before taxes, and nil for the three months ended September 30, 2023 and 2022, respectively, and was determined using the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

Comparative Results for the Nine Months Ended September 30, 2023 and 2022

Revenue

Bitcoin mining operations at our Odessa Facility mined 3,138 bitcoin and generated revenue of $83.4 million for the nine months ended September 30, 2023, at an average price per bitcoin of $26,313. The Odessa Facility began mining operations in mid-November 2022, therefore, we did not earn revenue from bitcoin mining during the nine months ended September 30, 2022.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2023 was $37.0 million and consisted primarily of power costs at the Odessa Facility as delivered under our power purchase agreement with Luminant ET Services Company LLC (the “Luminant Power

Agreement”), as well as maintenance expenses for mining equipment. Power costs for the nine months ended September 30, 2023 included $2.1 million of power costs related to the year ended December 31, 2022 that were recorded as an out-of-period adjustment during the current reporting period. We incurred no costs of revenue during the nine months ended September 30, 2022 because the Odessa Facility did not begin its bitcoin mining operations until mid-November 2022.

General and administrative

General and administrative expenses were $62.7 million for the nine months ended September 30, 2023 compared to $51.8 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase of $9.9 million of payroll and payroll-related costs driven by increased headcount and bonus expense, as well as a $2.0 million accrual for the cost of resolving legal claims recorded during the nine months ended September 30, 2023.

Depreciation

Depreciation for the nine months ended September 30, 2023 was $42.3 million, primarily related to miners, mining equipment and leasehold improvements at the Odessa Facility being placed into service beginning in November 2022, with additional miners and mining-related assets placed into service during the nine months ended September 30, 2023 as we continued to expand capacity at the Odessa Facility. Also included in depreciation is the amortization of our finance lease right-of-use asset for our Interconnection Electrical Facilities (as defined below) that provides power to the Odessa Facility, amortization of our finance lease right-of-use assets representing mining equipment from the Canaan Agreement, and accretion of our estimated asset retirement obligation related to the Odessa Facility and depreciation of the associated capitalized costs. Depreciation for the nine months ended September 30, 2022 was immaterial.

Change in fair value of derivative asset

The change in the fair value of our derivative asset related to the Luminant Power Agreement resulted in a gain of $13.3 million during the nine months ended September 30, 2023. The gain was primarily due to the change in the power market forward curve as compared to the curve as of December 31, 2022. The Luminant Power Agreement was not effective during the nine months ended September 30, 2022.

Power sales

In accordance with the Luminant Power Agreement, we sold excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for which we received proceeds of $8.5 million for the nine months ended September 30, 2023. Power sales for the nine months ended September 30, 2023 included $1.6 million for sales of power that occurred during the year ended December 31, 2022 that were recorded as an out-of-period adjustment during the current reporting period.

Equity in losses of equity investees

Equity in losses of equity investees totaled approximately $4.2 million for the nine months ended September 30, 2023, a decrease of $16.4 million from approximately $20.6 million for the nine months ended September 30, 2022. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites and also includes accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022 with values at the time of the contributions that were less than the costs we paid to obtain the miners. We are accreting these basis differences over the five-year useful life of the miners. Our share of the losses in the mining operations of Alborz LLC, Bear LLC and Chief LLC increased to approximately $9.2 million for the nine months ended September 30, 2023 from approximately $0.6 million for the nine months ended September 30, 2022. During the current nine month period, all three sites were fully operational, whereas in the prior year period, only Alborz LLC had begun mining operations with a limited number of miners prior to September 30, 2022. We recognized approximately $5.0 million and nil for the nine months ended September 30, 2023 and 2022, respectively, for the accretion of basis differences.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $10.7 million during the nine months ended September 30, 2023. Bitcoin sales during the nine months ended September 30, 2022 were not material.

Impairment of bitcoin

We recognized a total of approximately $8.1 million of impairment on our bitcoin holdings during the nine months ended September 30, 2023, compared to $0.9 million for the nine months ended September 30, 2022.

Other gains

We recognized proceeds of approximately $2.4 million during the nine months ended September 30, 2023 related to the sale of transferable coupons received from Bitmain Technologies Limited (“Bitmain”) during fiscal year 2022. These coupons could be redeemed by us only through the purchase of additional miners from Bitmain prior to the April 2023 expiration date; however, we did not expect to use them and instead sold the coupons to a third party that approached us with interest to purchase them.

Other income (expense)

Other expense totaled $1.5 million for the nine months ended September 30, 2023, consisting mainly of $1.5 million of interest expense recognized related to our finance lease for the Interconnection Electrical Facilities. Other income for the nine months ended September 30, 2023 was not significant.

Income tax benefit

Income tax benefit totaled $0.4 million, or 1.1% of loss before taxes, and nil for the nine months ended September 30, 2023 and 2022, respectively, and was determined using the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

Liquidity and Capital Resources

We generated cash flows from operations of $32.4 million for the nine months ended September 30, 2023. As of September 30, 2023, we had cash and cash equivalents of $3.3 million, total stockholders’ equity of $342.7 million and an accumulated deficit of $148.2 million. For our fiscal years ended December 31, 2022 and 2021, in large part, we relied on proceeds from the consummation of our business combination with Good Works Acquisition Corp. (“GWAC”) to fund our operations; however, during the nine months ended September 30, 2023, we utilized proceeds from sales of bitcoin earned by or received from our bitcoin mining data centers to support operating expenses. During the nine months ended September 30, 2023, we sold 3,005 bitcoin for proceeds of approximately $78.7 million. On May 4, 2023, we entered into an agreement with Canaan Creative Global Pte. Ltd. (“Canaan”) to purchase 11,000 new A1346 model miners (the “Canaan Agreement”), all of which were delivered prior to June 30, 2023 and have been installed at the Odessa Facility. Because we are paying for the Canaan miners over time, we do not yet hold title to the miners. We paid an initial 10% deposit plus 18% of the total purchase price prior to delivery, and are required to pay monthly installment payments for the Canaan miners through November 2023, at which time title to the miners will transfer to us. We expect to fund our ongoing payment obligations for the purchase through our ongoing operations, including by selling bitcoin generated at our data centers.

On August 14, 2023, we entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we established a secured line of credit up to $10.0 million (the “Credit Facility”). We will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of September 30, 2023 we have not drawn upon the Credit Facility.

Management believes that our existing financial resources, combined with projected cash and bitcoin inflows from our data centers and our intent and ability to sell bitcoin received or earned, will be sufficient to enable us to meet our operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

On September 21, 2022, we filed the Registration Statement with the SEC. In connection with the filing of the Registration Statement, we also entered into an at-the market offering agreement (the “Prior Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Prior Agent”), under which we may, from time to time, sell shares of our Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Agent, which is included in the $500.0 million of securities that may be offered pursuant to the Registration Statement. Effective August 1, 2023, the Company terminated the Prior Sales Agreement.

On August 3, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which the Company may offer and sell, from time to time through or to the Agents, shares of its Common Stock, for aggregate gross proceeds of up to $250.0 million. As of September 30, 2023, we received net proceeds on sales of 3.8 million shares of common stock under the Prior Sales Agreement and the Sales Agreement of approximately $11.3 million (net of commissions and expenses) at a weighted average price of $3.02.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$32,404	$(8,891)
Net cash used in investing activities	(40,927)	(169,762)
Net cash used in financing activities	(62)	(3,077)
Net decrease in cash and cash equivalents	$(8,585)	$(181,730)

Operating Activities

Net cash provided by operating activities increased by $41.3 million to $32.4 million for the nine months ended September 30, 2023 from net cash used of $8.9 million for the nine months ended September 30, 2022. We incurred a net loss of $37.0 million for the nine months ended September 30, 2023, compared to net income of $12.6 million for the nine months ended September 30, 2022, representing a decrease of $49.6 million. Net loss impact to cash flows was impacted by a $11.4 million increase in non-cash items, primarily driven by $72.4 million change in fair value of the Luminant Power Agreement derivative asset, an increase of $42.3 million of depreciation, and $7.2 million increase in the impairment of bitcoin, partially offset by $83.2 million for bitcoin received as payment from our mining pool operator (with no comparable activity in the prior year period), a $16.4 million decrease in equity in losses of equity investees, and $10.7 million change in the realized gain on the sale of bitcoin. Additionally, changes in assets and liabilities resulted in an increase in cash provided of $79.5 million between the nine months ended September 30, 2023 and 2022. This increase in cash provided was due primarily to proceeds of $78.7 million from the sale of bitcoin.

Investing Activities

Net cash used in investing activities decreased by $128.8 million to $40.9 million for the nine months ended September 30, 2023 from $169.8 million for the nine months ended September 30, 2022, primarily related to a $179.6 million decrease of deposits for miners and mining equipment, partially offset by a $39.5 million decrease in capital distributions from equity investees.

Financing Activities

Net cash used in financing activities decreased by $3.0 million to $0.1 million for the nine months ended September 30, 2023 from $3.1 million for the nine months ended September 30, 2022, primarily driven by $11.6 million of proceeds from the issuance of common stock (with no comparable activity in the prior year period), partially offset by $8.2 million in principal payments on finance leases (with no comparable activity in the prior year period).

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

The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. Financing for use of the land and substation is provided by Luminant affiliates. Despite lease commencement in November 2022, we had not been required by Luminant to make any lease payments for the substation prior to July 2023, therefore we accrued amounts due under the Combined Luminant Lease Agreement in accrued expenses and other current liabilities on its unaudited condensed consolidated balance sheet.

On August 23, 2023, we entered into a second amendment of the Luminant Lease Agreement, the terms of which included an amended payment schedule, reflecting monthly installments of principal and interest totaling $19.7 million on an undiscounted basis, due over the remaining four-year period starting in July 2023. This amendment did not have a material impact on our unaudited condensed consolidated financial statements.

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

On October 4, 2023, we entered into an agreement with Bitmain to purchase 1.2 EH/s worth of HASH Super Computing Servers (Antminer S21-200.0T model), for a total commitment of $24.0 million, or $16.8 million in cash after applying coupons. We expect the miners purchased under this agreement to be shipped in batches between January and June 2024.

We expect to fund our ongoing payment obligations for these purchases through our ongoing operations, including by selling bitcoin generated at our data centers.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP loss from operations that excludes the impact of depreciation and amortization, the non-cash change in the fair value of our derivative asset, share-based compensation expense and nonrecurring gains, which in the nine months ended September 30, 2023 were associated with the sale of Bitmain coupons and (ii) non-GAAP net income (loss) and non-GAAP basic and diluted income (loss) per share that exclude the impact of depreciation and amortization, the non-cash change in the fair value of our derivative asset, share-based compensation expense, nonrecurring gains, the change in the fair value of the warrant liability and deferred income tax expense. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

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

The following is a reconciliation of our non-GAAP income (loss) from operations, which excludes the impact of (i) depreciation and amortization, (ii) the non-cash change in the fair value of our derivative asset (iii) share-based compensation expense and (iv) nonrecurring gains, to its most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP income (loss) from operations:
Operating (loss) income	$(18,196)	$59,233	$(35,957)	$12,353
Depreciation and amortization	16,453	11	42,972	26
Change in fair value of derivative asset	(4,744)	(85,658)	(13,294)	(85,658)
Share-based compensation expense	10,699	10,494	28,687	30,072
Other gains - nonrecurring	-	-	(2,349)	-
Non-GAAP income (loss) from operations	$4,212	$(15,920)	$20,059	$(43,207)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP net income (loss):
Net (loss) income	$(17,711)	$59,292	$(37,013)	$12,574
Non-cash adjustments to net (loss) income:
Depreciation and amortization	16,453	11	42,972	26
Change in fair value of derivative asset	(4,744)	(85,658)	(13,294)	(85,658)
Share-based compensation expense	10,699	10,494	28,687	30,072
Other gains - nonrecurring	-	-	(2,349)	-
Change in fair value of warrant liability	10	4	(49)	115
Deferred income tax expense	1,192	-	555	-
Total non-cash adjustments to net (loss) income	23,610	(75,149)	56,522	(55,445)
Non-GAAP net income (loss)	$5,899	$(15,857)	$19,509	$(42,871)

Reconciliation of non-GAAP basic and diluted net income (loss) per share:
Basic and diluted net (loss) income per share	$(0.07)	$0.24	$(0.15)	$0.05
Depreciation and amortization (per share)	0.07	-	0.17	-
Change in fair value of derivative asset (per share)	(0.02)	(0.35)	(0.05)	(0.35)
Share-based compensation expense (per share)	0.04	0.04	0.11	0.12
Other gains - nonrecurring (per share)	-	-	(0.01)	-
Change in fair value of warrant liability (per share)	-	-	-	-
Deferred income tax expense (per share)	-	-	-	-
Non-GAAP basic and diluted net income (loss) per share	$0.02	$(0.07)	$0.07	$(0.18)

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 – Entry into a Material Definitive Agreement.

On November 6, 2023, the Company and its wholly-owned subsidiary, Cipher Black Pearl LLC, entered into a Purchase and Sale Agreement (the “PSA”) with Trinity Mining Group, Inc. (“Trinity”) to purchase a data center lease (the “Lease”) related to certain tracts or parcels of land containing at least 50 acres of land located in Winkler County, Texas (the “Leased Property”) and certain other agreements (the “Assumed Agreements”) providing for the construction of a new data center the Company expects to build and call “Black Pearl” or the “Black Pearl Facility”. The Lease has an initial term of ten years, and the Company has four consecutive options to renew for periods of ten years each. In addition to the Lease and the Assumed Agreements, the purchased assets under the PSA include certain books, records, reports, studies and governmental approvals related to the Leased Property, and an approval from the Electric Reliability Council of Texas (“ERCOT”) conditionally approving up to 300 MW of energy consumption at the interconnection point of the Leased Property (the “Purchased Assets”).

The consideration for the Purchased Assets will be $7.0 million (the “Purchase Price”). The Purchase Price will be paid by delivery of a number of whole shares of the Company’s common stock. The amount of the Company’s stock to be delivered under the PSA will be calculated by dividing the Purchase Price by the volume weighted average price of the Company’s common stock traded on the Nasdaq Global Select Market for the thirty (30) trading days immediately preceding the signing of the Purchase and Sale Agreement, determined without regard to after-hours trading or any other trading outside of the regular trading session trading hours.

The shares of the Company’s common stock to be issued to Trinity will be issued pursuant to the Registration Statement, including all information, documents and exhibits filed with or incorporated by reference into the Registration Statement, providing for the offering, issuance and sale by the Company from time to time of up to $500.0 million in aggregate of the Company’s common stock, preferred stock, warrants and units. The Company’s obligations to consummate the transactions contemplated by the PSA are subject to the satisfaction of certain conditions precedent. To the extent those conditions are satisfied, or waived by the Company, the Company expects the closing date to occur before the end of December 2023. If the closing date occurs before the end of December 2023, the Company expects to deliver to Oncor Electric Delivery Company LLC (“Oncor”) up to $6.3 million as collateral that Oncor will be obligated to return to the Company, provided that the Company energizes at least 135MW at the Black Pearl Facility by May 15, 2026.

(b) None.

(c) During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No.	Exhibit	Filing Date	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/2021
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/2021
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/2020
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/2020
10.1	Fourth Amendment to the Power Purchase Agreement, dated August 23, 2023, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	8-K	001-39625	10.1	8/29/2023
10.2	Second Amendment to the Lease Agreement, dated August 23, 2023, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	8-K	001-39625	10.2	8/29/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

CIPHER MINING INC.

Date: November 8, 2023	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)