Form 10-K
period 2023-12-31
Cipher Mining Inc.
filed 2024-03-05
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b ‑2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing price of registrant's common stock as quoted on the Nasdaq Global Select Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $123.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 4, 2024, the registrant had 296,493,433 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: San Francisco, CA

i

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This annual report on Form 10‑K (the “Annual Report”) contains forward‑looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report, other than statements of historical fact, including, without limitation, statements regarding our future results of operations and financial position, business strategy, timing and likelihood of success, potential expansion of or additional bitcoin mining data centers, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward‑looking statements in this Annual Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report, and in our future reports filed with the Securities and Exchange Commission (the “SEC”). The forward‑looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
•
Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics (like the COVID-19 pandemic), and similar events could adversely affect our business, financial condition and results of operations.
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
•
We have concentrated our operations and, thus, are particularly exposed to the performance of the Odessa Facility and changes in the regulatory environment, market conditions and natural disasters in Texas.
•
Our operating results may fluctuate due to the highly volatile nature of cryptocurrencies in general and, specifically, bitcoin.
•
We depend on third parties, including electric grid operators, electric utility providers and manufacturers of certain critical equipment and rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to periods of significant shortage and high innovation pace.
•
We may be affected by price fluctuations in the wholesale and retail power markets.
•
We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents or mechanical failures, which could severely disrupt the normal operation of our business and adversely affect our results of operations.
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
•
We maintain our cash and cash equivalents at financial institutions, often in balances that exceed federally insured limits.
•
Cybersecurity threats, such as cyber-attacks, data breaches, hacking attacks or malware, targeting us or our third-party service providers may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.
•
The value of bitcoin has historically been subject to wide swings, and our operating results may be adversely affected by our hedging activity.
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

Business Overview

We are an emerging technology company that develops and operates industrial scale bitcoin mining data centers. Cipher Mining Inc., through itself and its consolidated subsidiaries, including Cipher Mining Technologies Inc. (“CMTI”), currently operates four bitcoin mining data centers in Texas. We are also developing an additional data center in Winkler County, TX (“Black Pearl” or the “Black Pearl Facility”) for up to 300 MW, and we expect to energize 150 MW in 2025. Bitcoin mining is our principal revenue generating business activity.

Our current intention is to continue to expand our bitcoin mining business by developing additional data centers, expanding capacity at our current data centers, developing our treasury management platform and entering into other arrangements, such as joint ventures, data center hosting agreements, or software licensing arrangements.

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of February 29, 2024, we operated approximately 80,000 miners, with an aggregate hashrate capacity of approximately 8.4 exahash per second (“EH/s”), deploying approximately 267 megawatts (“MW”) of electricity, of which we owned approximately 70,000 miners, with an aggregate hashrate capacity of approximately 7.4 EH/s, deploying approximately 236 MW of electricity. For further details on our joint ventures, see “—Business Agreements—Joint Ventures.”

Revenue Structure

Our revenue is primarily derived from mining bitcoin. Specifically, we purchase electrical power and use it to run miners that produce computing power. We contribute the computing power we produce to one or more mining pools verifying transactions on the Bitcoin blockchain in exchange for block rewards and transaction fees. In this way, we produce bitcoin. To the extent that we can produce bitcoin at a cost that is lower than the price of bitcoin, over the long term we expect to generate profits.

Block rewards are rewards paid in bitcoin that are programmed into the Bitcoin software and awarded to a miner, or a group of miners, for solving the cryptographic problem required to create a new block on the Bitcoin blockchain. Block rewards are fixed and the Bitcoin network is designed to reduce them periodically through halving. Most recently, in May 2020, the block reward was reduced from 12.5 to 6.25 bitcoin, and it will halve again, to 3.125 bitcoin, which is estimated to occur in April 2024.

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

We hold, sell or hedge the bitcoin that we mine as part of our normal treasury management processes. From time to time, we sell some or all of the bitcoin that we have mined to generate US dollars for operating expenses, capital expenditures, or other general corporate purposes. We may conduct those bitcoin sales transactions through OTC providers or exchanges or through one or more custodians. From time to time, we may also hedge a portion of the value of our bitcoin inventory or a portion of the value of our expected forward production. We generally store the majority of our bitcoin in cold storage, unless we transfer it to a trading account to be sold. We primarily use Coinbase Prime as our custodian to store our bitcoin, but also have accounts at Anchorage Digital Bank N.A. and Fidelity Digital Assets Services. We periodically re-evaluate these services and, in the future, we may also decide to use additional or other custodians. See “Risk Factors—Risks Related to Our Business, Industry and Operations—There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof” and “Our limited insurance protection exposes us and our shareholders to the risk of loss of our bitcoin for which no person is liable.”

We use third-party mining pools, including the Foundry USA Pool (“Foundry”) and Luxor Technology Corporation (“Luxor”), to mine bitcoin. This means that we send our computing power, or hashrate, to the mining pool in exchange for a proportionate share of bitcoin mined by the pool. We have no immediate plans to establish our own mining pool. We intend to periodically re-evaluate this as part of our overall strategy going forward and, in the future, we may also decide to stop using mining pools.

We have a portfolio of electrical power that is designed to assist us in profitably mining bitcoin. We purchase a portion of the power in that portfolio at a fixed cost. To the extent that we do not use purchased electrical power to mine bitcoin, we seek to sell that electrical power back to the market. To the extent we can sell such surplus power at a price greater than our cost to purchase it, we expect to generate profits. Other parts of our electrical power portfolio do not have fixed costs, may be sourced from renewable sources, or may be purchased from the electrical grid applicable to the relevant data center. Additionally, from time to time, we may seek to hedge the cost of electrical power at data centers for which we do not have a fixed cost.

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

Data Centers

We currently operate four bitcoin mining data centers in Texas, including one wholly-owned data center and three partially-owned data centers that we acquired through investments in joint ventures, and are developing one additional data center.

Odessa Facility

Our largest data center is our Odessa data center (the “Odessa Facility”), which is our wholly-owned 207 MW facility located in Odessa, Texas. The Odessa Facility is an approximately 52 acre site, located next to a natural gas power production facility. We began bitcoin mining operations on this site in November 2022 and completed the buildout of the site in September 2023. As of February 29, 2024, the Odessa Facility is capable of producing approximately 6.4 EH/s through the operation of approximately 60,000 miners. We have developed, and continue to refine, proprietary technology to increase the efficiency of our mining activity and associated curtailment due to changes in local electrical power prices at the Odessa Facility. Our goal is to maximize the time our miners are mining bitcoin at favorable prices and, in contrast, to avoid consuming electrical power when the cost of that power is significantly higher than our anticipated bitcoin mining revenues.

The power at the Odessa Facility is supplied by Luminant ET Services Company LLC (“Luminant”) under a power purchase agreement, pursuant to which we have access, until at least 2027, to an average cost of electricity of approximately 2.7 c/kWh. For further details on our power purchase agreement with Luminant, see “—Business Agreements—Luminant Power Agreement.”

Alborz Facility

Our Alborz data center (the “Alborz Facility”) is located near Happy, Texas and is partially-owned through a joint venture with WindHQ LLC (“WindHQ”). We have a 49% membership interest in Alborz LLC, which owns the Alborz Facility.

We began mining bitcoin at the Alborz Facility in February 2022. In August 2022, we installed the last mining rigs to be delivered to the Alborz Facility. Alborz is currently a 40 MW facility that is not currently connected to the electrical grid. It is powered solely by Falvez Energy’s Astra Wind Project (the “Astra Wind Farm”), owned by an affiliate of WindHQ, next to which it is co-located. The Alborz Facility’s capacity is approximately 1.3 EH/s, of which we own approximately 0.64 EH/s under the WindHQ Joint Venture Agreement.

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

We may, with our joint venture partner, Wind HQ, seek to connect the Alborz Facility to the local electrical grid, if we are able to secure applicable regulatory approvals on favorable economic terms. There is no assurance that we will be able to secure such approval on acceptable terms, in a timely manner or at all. If we are able to do so, then our dependence on the wind power supplied by the Astra Wind Farm will be lower and, to the extent that we can supplement electrical power from the local grid at favorable cost, we anticipate being able to increasingly avoid curtailment time and increase the time spent mining bitcoin at the Alborz Facility. Separately, we may also have the opportunity to expand the capacity of the Alborz Facility up to 163 MW, subject to applicable regulatory approvals. See “Risk Factors—Risks Related to Our Business, Industry and Operations—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.”

Bear Facility

Our Bear data center (the “Bear Facility”) is located near Andrews, Texas and is also partially-owned through a joint venture with WindHQ. We have a 49% membership in Bear LLC, which owns the Bear Facility. The Bear Facility is a 10 MW data center that is connected to the local electrical grid. It was completed in October 2022 and is capable of hashing at a rate of up to approximately 0.325 EH/s. Similar to the Odessa Facility, we have developed, and continue to refine, proprietary technology to increase the efficiency of our mining activity and associated curtailment due to changes in local electrical power prices at the Bear Facility. Our goal is to maximize the time our miners are mining bitcoin at favorable prices and, in contrast, to avoid consuming electrical power when the cost of that power is significantly higher than our anticipated bitcoin mining revenues.

The Bear Facility has approval to expand to 40 MW, and the capacity to expand up to 115 MW, subject to applicable regulatory approvals.

Chief Facility

Our Chief data center (the “Chief Facility”) is also located near Andrews, Texas and is also partially-owned through a joint venture with WindHQ. We have a 49% membership interest in Chief Mountain LLC, which owns the Chief Facility. The Chief Facility is a 10 MW data center that is connected to the local electrical grid. It was completed in October 2022 and is capable of hashing at a rate of up to approximately 0.325 EH/s. Similar to the Odessa and Bear Facilities, we have developed, and continue to refine, proprietary technology to increase the efficiency of our mining activity and associated curtailment due to changes in local electrical power prices at the Chief Facility. Our goal is to maximize the time our miners are mining bitcoin at favorable prices and, in contrast, to avoid consuming electrical power when the cost of that power is significantly higher than our anticipated bitcoin mining revenues.

The Chief Facility has approval to expand to 40 MW, and the capacity to expand up to 115 MW, subject to applicable regulatory approvals.

Black Pearl Facility

Our newest facility at which we plan to build a data center is called Black Pearl, which is located in Winkler County, Texas. The Black Pearl Facility has conditional ERCOT interconnection approval of up to 300 MW. We expect to energize 150 MW of the Black Pearl Facility in 2025. With interconnection up to 300 MW, we expect Black Pearl to be the largest of our sites.

In 2025, we anticipate operating approximately 37,396 Antminer T21 miners at the Black Pearl Facility, capable of generating approximately 7.1 EH/s. If we exercise the Bitmain Antminer T21 purchase option and build out the full 300 MW of the Black Pearl Facility’s electrical power capacity, we anticipate such facility will operate approximately 76,946 Antminer T21 miners, capable of generating approximately 14.6 EH/s. For further details on our miners, see “—Business Agreements—Miner Purchases—2023 Purchases.”

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

Luminant Power Agreement

On June 23, 2021, we entered into a power purchase agreement with Luminant for the supply of electric power to the Odessa Facility, which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022, August 26, 2022 and August 23, 2023 (as amended, the “Luminant Power Agreement”), pursuant to which we have access, until at least 2027, to an average cost of electricity of approximately 2.7 c/kWh. The Luminant Power Agreement provides for a take or pay arrangement, whereby, Luminant will supply, and we are obligated to accept and pay for, a total electrical power capacity equal to at least 66.7% of the full 207 MW capacity each year at a predetermined MWh rate. The agreement also provides for certain curtailment events pursuant to which Luminant has a right to curtail the electrical power delivered in each contractual year.

Subject to certain early termination exceptions, the agreement provides for a subsequent automatic annual renewal, unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of then current term.

Miner Purchases

The substantial majority of our capital expenditures to date have been devoted to the development and construction of our bitcoin mining data centers and the acquisition of mining hardware. We have purchased miners from Bitmain, SuperAcme, and Canaan.

In January 2024, Bear LLC and Chief Mountain LLC each entered into agreements with Canaan to purchase 8,350 units of the latest generation Avalon A1466 miners for delivery in the second quarter of 2024. Both Bear LLC and Chief Mountain LLC plan to install 8,350 miners, representing an expansion of approximately 30 MW, or approximately 1.25 EH/s at each facility. Payment terms allow Bear LLC and Chief Mountain LLC to deliver up to 30% of the total consideration in the 90 days after delivery.

In December 2023, through our wholly-owned subsidiary Cipher Mining Infrastructure LLC, a Delaware limited liability company, we entered into a Future Sales and Purchase Agreement with Bitmain Technologies Delaware Limited to purchase 37,396 Antminer T21 miners (the “2025 Bitmain Miners”). This purchase represents approximately 7.1 EH/s of self-mining capacity, and we expect the miners to be delivered in one batch in April 2025. Pursuant to this agreement, we also have the option, but not an obligation, to purchase 45,706 additional Antminer T21 miners (the “2024 Optional Bitmain Miners”), which we may exercise in whole or in part, in one or more transactions, in 2024.

The purchase price for the 2025 Bitmain Miners under the agreement is $99,473,360, representing a $14/T unit price (the “2025 Miners Purchase Price”) with (i) 10% of the 2025 Miners Purchase Price paid on December 12, 2023 (ii) 40% of the 2025 Miners Purchase Price due 180 days prior to delivery, and (iii) the remaining 50% of the purchase price due 7 days prior to delivery. The purchase price for the 2024 Optional Bitmain Miners under the agreement is $121,577,960, representing a $14/T unit price (the “2024 Optional Miners Purchase Price”) with (i) 10% of the 2024 Optional Miners Purchase Price paid in December 2023 (ii) 40% of the 2024 Optional Miners Purchase Price of each batch due 180 days prior to each delivery, and (iii) the remaining 50% of the 2024 Optional Miners Purchase Price of each batch due 7 days prior to each delivery.

Separately, under our agreement of October 2023 with Bitmain Technologies Delaware Limited, we purchased approximately 1.2 EH/s worth of Antminer S21 miners, for a total commitment of $24.0 million to be paid in cash and coupons, or $16.8 million in cash after applying coupons (the “Bitmain S21 Agreement”).We expect the miners purchased under this agreement to be shipped in batches between January and June 2024. As of the date of this filing, approximately 1,760 of those miners have been delivered to us in Texas, and we have paid approximately $10.9 million of the total $16.8 million due.

Under our agreement of May 2023 with Canaan, we purchased a total of 11,000 A1346 model mining machines, all of which were delivered by June 2023 and have been installed at the Odessa Facility and we have no further payment obligations under that agreement.

Our Strengths

We believe we have strengths that give us a competitive advantage in the bitcoin mining business, including the following.

Scalable operations with attractive opportunities to deploy additional hashrate

We believe that scale can be a key factor in driving cost and margin improvements in the bitcoin mining business, as well as providing a degree of protection against the price volatility associated with bitcoin. As of February 29, 2024, we have deployed approximately 267 MW of electrical capacity across our four data centers, with a corresponding hashrate of approximately 8.4 EH/s, of which we owned approximately 7.4 EH/s. As further discussed in “—Our Strategy”, we plan to deploy an additional approximately 60 MW for a total of approximately 327 MW of electrical capacity by the end of 2024, and a corresponding hashrate of approximately 11.6 EH/s, of which we expect to own approximately 9.3 EH/s, with the remainder being owned by WindHQ, our JV partner. We also plan to deploy an additional 135 MW of rig capacity in 2025 for approximately an additional 7.1 EH/s in corresponding hashrate at our Black Pearl Facility.

In 2024 and 2025, we plan to expand deployment of electrical capacity at our existing data centers, at our new Black Pearl Facility, and potentially also at new, yet to be secured, sites. We plan to use cash flows that we expect to generate from our operations and potentially additional sources of financing, or joint venture or other arrangements, to fund the required capital expenditures associated with any potential expansion.

Cost leadership with reliable electricity supply and resilient business model with downside protection against drops in bitcoin prices

Our current portfolio of power for our data centers has an average cost that we believe to be among the lowest in the industry. For further details on those arrangements, see “Business—Business Agreements—Luminant Power Agreement.” We have access, until at least 2027, to competitive electricity costs, with an average cost of electricity of approximately 2.7 c/kWh. We believe that we operate one of the most efficient mining rig fleets in the global market by using leading technology and mining equipment to maximize computing power output per MW while attempting to minimize unintentional downtime and repair costs. Additionally, our strategy involves curtailing our mining operations, meaning we turn the miners on and off, for a variety of contractual, economic, weather related, business or other reasons. For further details, see “Risk Factors—Risks Related to Our Business, Industry and Operations—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence and physical degradation.”

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

Strategic adjacencies with potential long-term opportunities

We believe we are strategically well positioned to continue developing and expanding our bitcoin mining business, and also to enhance it through other long-term opportunities in the Bitcoin ecosystem. Those opportunities could include, for example, potential partnerships with larger companies in energy, technology and financial services, as well as offering operational and data science services associated with bitcoin mining.

Our Strategy

Our strategy is to expand and strengthen the Bitcoin network’s critical infrastructure by developing and operating data centers at which we continue to expand the hashrate we contribute to the Bitcoin network. Key elements of this strategy include the following.

Establish our cost leadership and maintain strong relationships with our industry partners

We seek to structure relationships with our equipment and service providers, power suppliers and other potential partners as long-term relationships. We believe this approach will help us expand our operations in a cost-effective manner that will contribute to the operational stability of our bitcoin mining business. In addition, we aim to be one of the lowest cost producers of bitcoin. We believe that will serve us well in bull markets for bitcoin and protect us in bear markets.

Retain flexibility in considering strategically adjacent opportunities complimentary to our business model

As the Bitcoin ecosystem develops and our business, including our bitcoin inventory, grows, we aim to retain flexibility in considering and engaging in various strategic initiatives that may be complimentary to our bitcoin mining operations. For example, we have enhanced our treasury management platform by engaging market counterparties with which we can hedge some or all of the value of our bitcoin inventory or the value of our expected forward production, and we could consider initiatives such as: (i) lending out bitcoin as an additional line of revenue; (ii) engaging into strategic acquisitions or joint ventures; (iii) leveraging our expected bitcoin holdings to enter into strategic partnerships in the fintech space; (iv) engaging in asset management products; and (v) providing operational support or mining-as-a-service products, which may involve working with infrastructure investors on managed bitcoin mining deployments and other potential projects.

Use of mining pools

As part of our operations, we use third-party mining pools, including Foundry and Luxor, to mine bitcoin. This means that we send our computing power, or hashrate, to the mining pool in exchange for a proportionate share of bitcoin mined by the pool. In 2023, we incurred pooling charges of approximately $165,000.

We have no immediate plans to establish our own mining pool. We intend to periodically re-evaluate this as part of our overall strategy going forward and, in the future, we may also decide to stop using mining pools.

Use of custodians

We generally store the majority of our bitcoin in cold storage, unless we transfer it to a trading account to be sold. We primarily use Coinbase Prime as our custodian to store our bitcoin, but also have accounts at Anchorage Digital Bank N.A. and Fidelity Digital Assets Services. We periodically re-evaluate these services and, in the future, we may also decide to use additional or other custodians. As part of our regular treasury management, we consider market conditions and our financial obligations to determine if any portion of newly mined or stored bitcoin should be transferred to the hot wallet for liquidation. See “Risk Factors—Risks Related to Our Business, Industry and Operations—There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof” and “Our limited insurance protection exposes us and our shareholders to the risk of loss of our bitcoin for which no person is liable.”

Focus on building our operations in the United States

Our operations are currently all within the United States. We believe that the North American market, and specifically the United States, represents a particularly attractive geographic region for bitcoin mining. Two key drivers for this are the attractive market dynamics and its stable regulatory environment. We believe that the strong bitcoin mining dynamics in the United States are particularly driven by low-cost energy and reliable power infrastructure, investor interest in bitcoin mining and access to capital markets, access to data center construction and operations talent markets, and potential opportunities to partner with energy industry participants on projects involving renewable energy sources. On the regulatory side, while crypto asset regulation in the United States, as in the rest of the world, is still in development (see “Business—Government Regulation”), we believe that the regulatory framework for bitcoin in the United States is sufficiently well established and accepted. Furthermore, we believe that the U.S. digital asset ecosystem is more tightly regulated and may attract more compliance-oriented investors, which is expected to contribute to the overall stability of the ecosystem. We may in the future consider establishing operations in other countries, depending on the business opportunity and the relative risks associated with the relevant jurisdiction.

Competition

Bitcoin is mined all over the world by a variety of miners, including individuals, public and private companies, and mining pools. We define our principal competitors as other publicly traded bitcoin miners because there is widely available information about their operations. Several public companies (traded in the United States and internationally), such as the following, may be considered to compete with us:

•
Marathon Digital Holdings, Inc.
•
Riot Platforms, Inc.
•
CleanSpark, Inc.
•
Hut 8 Mining Corp.
•
Hive Blockchain Technologies Ltd.
•
Bitfarms LTD.
•
Iris Energy Limited
•
Terawulf Inc.
•
Core Scientific, Inc.
•
Bit Digital, Inc.
•
BitDeer Technologies Group

Our data centers are located in Texas, where we may face significant and increasing competition, because Texas, through its regulatory and economic incentives, has encouraged bitcoin mining companies, like ours, to locate their operations in the state. For further details, see “Risk Factors—Risks Related to Our Business, Industry and Operations—Delays or disruptions in the operation of our Texas sites could also materially and adversely affect our business, results of operations and financial condition.” There is also a possibility that, in the future, foreign governments may decide to subsidize or in some other way support certain large-scale cryptocurrency mining projects. See “Risk Factors—Risks Related to Regulatory Framework—Regulatory actions in one or more countries could severely affect the right to acquire, own, hold, sell or use certain cryptocurrencies or to exchange them for fiat currency.”

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

Recently, on January 10, 2024, the SEC approved the listing and trading of spot bitcoin exchange-traded products (“ETPs”), the shares of which can be sold in public offerings and traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. It is unclear how the approval of spot bitcoin ETPs will affect the price of bitcoin going forward. Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws and further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have been proposed in the U.S. Congress related to our business, which may be adopted and have an impact on us. Additionally, governmental agencies and regulatory authorities, such as the SEC, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, may also enact regulations related to our business, which may have an impact on us. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors—Risks Related to Regulatory Framework.”

Furthermore, because we may strategically expand our operations into new areas, see “Business—Our Strategy— Retain flexibility in considering strategically adjacent opportunities complimentary to our business model,” we may become subject to additional regulatory requirements.

Intellectual Property

We use specific hardware and software for our bitcoin mining operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.

We have patent applications pending for aspects of our bitcoin mining operations. We rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and license the use of intellectual property rights owned and controlled by others. In addition, we have developed and continue to refine certain proprietary software applications to enhance the efficiency of our bitcoin mining operations and may continue to develop those applications or others in the future.

Human Capital Management

As of the date of this filing, we have 35 full-time employees and officers. We believe our employee relations to be good. We aim to attract and retain talented and dedicated employees who contribute to the operation of our business model. As such, we have recruited employees with experience and expertise in the following areas: finance, data science, data center construction and operation, computer science, power procurement, and logistics. Currently, each of our employees is also an owner of the Company through equity awards under the Incentive Award Plan. We aim to instill an “ownership culture” in all areas of our business model, and our compensation and benefits philosophies are designed to retain our employees and recruit new employees as necessary.

Seasonality

Our annual and quarterly operating results have the potential to be significantly affected by seasonality related to weather and the related energy commodity price volatility. The price of electric power typically peaks during the winter and summer months, and more generally during extreme weather events, which can potentially impact the Company’s results. Additionally, extreme weather conditions may affect the efficiency and uptime of our mining operations which will have an impact on operating results.

Corporate Information

Cipher Mining Inc. was incorporated as a Delaware corporation on August 27, 2021 in connection with the closing of a transaction (the “Business Combination”) pursuant to which Good Works Acquisition Corp. (“GWAC”), a special purpose acquisition company, consummated the merger of a wholly-owned direct subsidiary of GWAC with and into Cipher Mining Technologies Inc. (“CMTI”). Following the Business Combination, the combined company was named Cipher Mining Inc. (“Cipher” or the “Company”). The Company comprises all of GWAC’s and CMTI’s operations.

Our principal executive offices are located at 1 Vanderbilt Avenue, Floor 54, Suite C, New York, NY 10017, and our telephone number is (332) 262-2300.

Available Information

Our website address is www.ciphermining.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.

We may use our website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors sections of its website at https://investors.ciphermining.com.

The reference to our website address does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of this Annual Report on Form 10-K.

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

Industry events, such as filing for and seeking protection of Chapter 11 proceedings by major market participants, may have significant impact on further development and acceptance of digital asset networks and digital assets as they exposed how unpredictable and turbulent the digital assets industry can be. Specifically, the Chapter 11 Bankruptcy filings of digital asset exchanges FTX Trading Ltd., et al. (“FTX”) (including its affiliated hedge fund, Alameda Research LLC) was unexpected and significantly reduced confidence in the digital assets industry as it was one of the largest and considered among safest digital asset trading platforms. Furthermore, it also revealed potential systemic risks and industry contagion as a significant number of other major market participants were affected by FTX’s Chapter 11 filing – namely, among others, BlockFi Inc., et al. (“BlockFi”), as one of the largest digital assets lending companies. Although there were no significant exposures of our business to any of the industry participants who filed for Chapter 11 bankruptcy, such failure of key institutions in the cryptocurrency asset industry highlights the risk of systemic interconnectedness between major market participants and the effect it could have on the industry as a whole.

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

In response to these and other similar events (including significant activity by various regulators regarding digital asset activities, such as enforcement actions, against a variety of digital asset entities, including Coinbase and Binance), the digital asset markets, including the market for bitcoin specifically, experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX and platforms such as Coinbase and Binance have engaged, or may continue to engage, in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. It is not possible to predict at this time all of the risks these events may pose to us, our service providers or on the digital asset industry as a whole.

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies (with the exception of Coinbase, which is discussed in “—There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof”), nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, the failure or insolvency of large exchanges like FTX or other significant players in the digital asset space may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. Such market volatility and decrease in bitcoin price have had a material and adverse effect on our results of operations and financial condition and we expect our results of operations to continue to be affected by the bitcoin price as the results of our operations are significantly tied to the price of bitcoin. If we do not continue adjusting our short-term strategy to optimize our operating efficiency in the current dynamic market conditions, such market conditions could have a further negative result on our business, prospects or operations.

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
•
maintain or establish new commercial and supply partnerships, including our power arrangements as well as our arrangements for the supply of mining equipment and other data center construction items;
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

Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics (like the COVID-19 pandemic), and similar events could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control. Geopolitical tensions, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including further escalation of the Russia-Ukraine conflict and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, as well as the conflicts between Israel-Hamas or China-Taiwan, could adversely impact our business, supply chain or partners.

Events like these, particularly if they occur in regions of the world where we operate or source our mining equipment, could cause supply chain disruptions for some of our mining equipment components. Our operations are particularly vulnerable to potential interruptions in the supply of certain critical materials and metals, such as neon gas and palladium, which are used in semiconductor manufacturing. Any interruption to semiconductor chip supply could significantly impact our ability to receive the mining equipment and timely roll-out of our operations. Furthermore, any potential increase in geopolitical tensions in Asia, particularly in the Taiwan Strait, could also significantly disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. The world’s largest semiconductor chip manufacturer is located in Taiwan and a large part of equipment and materials for our bitcoin miners, including ASIC chips, is manufactured in Taiwan. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our company. We are continuing to monitor the situations in Ukraine, Israel and globally and assessing its potential impact on our business. There is also a potential increase in risk for cyberattacks due to cyberwarfare in connection with ongoing military conflicts, such as the Russia-Ukraine and Israel-Hamas conflicts.

Other global economic conditions, including natural disasters, pandemics (like the COVID-19 pandemic), economic recessions, inflationary issues and associated changes in monetary policy or potential economic recession, commodity prices, foreign currency fluctuations, international tariffs, social, political and economic risks, could adversely affect our business, financial condition and results of operations. For example, the U.S. inflation rate steadily increased since 2021 and into 2022 and 2023. These inflationary pressures, as well as disruptions in our supply chain, have increased the costs of most other goods, services and personnel, which have in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which have raised the cost of acquiring capital and reduced economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business.

Any disruptions or failures of our systems or other services that we use, including as a result of these types of events, as well as power outages, telecommunications infrastructure outages, a decision by one of our third-party service providers to close facilities that we use without adequate notice or to materially change the pricing or terms of their services, or other unanticipated problems with our systems or the third-party services that we use, could severely impact our ability to conduct our business operations, which could materially adversely affect our future operating results.

The effects of such global economic conditions and geopolitical events could adversely affect our business, prospects, financial condition, and operating results. For example, the aforementioned factors could adversely affect our ability to access the capital and other financial markets, and if so, we may need to consider alternative sources of funding for some of our growth and operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

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

Furthermore, predicting the growth in network hashrate is extremely difficult. Generally, we would expect hashrate increases to be correlated with increases in bitcoin price, but that has not always been the case, including during recent periods of time during 2022 and 2023. To the extent that hashrate increases but the price of bitcoin does not, the results of our bitcoin mining operations will suffer.

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

State and federal regulators are increasingly focused on the energy and environmental impact of bitcoin mining activities. In March 2022, the Electricity Reliability Council of Texas (“ERCOT”), the organization that operates Texas’ electrical grid, started requiring large scale digital asset miners to apply for permission to connect to Texas’ power grid, and in April 2022, set up a taskforce committee to review the participation of large flexible loads, including bitcoin data centers, in the ERCOT market. The taskforce has been tasked to develop policy recommendations for consideration by ERCOT relating to network planning, markets, operations, and large load interconnection processes for large flexible loads in the ERCOT network. We experienced delays in the energization of the Odessa Facility due to ERCOT’s new process, and may face additional delays and obligations in the future. Separately, in November 2022, the state of New York placed a two-year moratorium on “proof-of-work” cryptocurrency mining, which includes bitcoin mining, citing environmental concerns over the energy-intensive mining process.

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

Government regulators in other countries have banned or substantially limited their local cryptocurrency mining activities, or may do so in the future, which could have a material effect on our competitiveness, by affecting supply chains for mining equipment or services and the price of bitcoin. For further details on our competition, see “—We operate in a highly competitive industry and we compete against companies that operate in less regulated environments as well as companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.”

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

We have concentrated our operations and, thus, are particularly exposed to the performance of the Odessa Facility and changes in the regulatory environment, market conditions and natural disasters in Texas.

We currently operate all of our data centers in Texas, and the Odessa Facility was responsible for mining approximately 88% of the bitcoin we produced in the year ended December 31, 2023. Consequently, our business operations and financial condition are particularly reliant on the performance of the Odessa Facility. If any critical equipment fails or there are delays in repairing equipment at the Odessa Facility, our business operations and financial results may be severely affected.

Additionally, we are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in this state. See “—We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents or mechanical failures, which could severely disrupt the normal operation of our business and adversely affect our results of operations.” Texas, through its regulatory and economic incentives, has encouraged bitcoin mining companies, like ours, to locate their operations in the state. As such, we face increased competition in Texas for suitable bitcoin mining data center sites and skilled workers. If we experience delays in construction or operation of data centers, supply chain disruptions (such as the global microchip and semiconductor shortage, or the COVID-related supply chain issues of recent years), increased costs of component parts or raw materials, increased costs or lack of skilled labor, or disputes with our third party contractors or service providers, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Additionally, if the regulatory and economic environment in Texas were to become less favorable to bitcoin mining companies, including by way of increased taxes, our heavy concentration of sites in Texas means our business, financial condition and results of operations could be adversely affected.

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

We depend on third parties, including electric grid operators, electric utility providers and manufacturers of certain critical equipment and rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to periods of significant shortage and high innovation pace.

We depend on third parties, including electric grid operator Oncor Electric Delivery Company LLC (“Oncor”), the Texas electric utility ERCOT, and manufacturers of critical components for our mining equipment and our data centers, which may be subject to price fluctuations or shortages. For example, our bitcoin mining operations require approval to operate from Oncor and ERCOT, which can be onerous to obtain. If Oncor or ERCOT delay in providing such approval, or change the requirements to operate bitcoin mining facilities, our business plans may be disrupted and our results of operations may be negatively affected.

Additionally, we are reliant on critical equipment, such as a single high-voltage power substation transformer to supply power to our bitcoin mining operations at the Odessa Facility. If this critical equipment malfunctions or we have delays in the ability to fix such equipment, it could adversely affect our operations and financial results.

Additionally, ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. We cannot order ASIC chips or other equipment or services without advance payments because ASIC chip manufacturers and suppliers typically do not guarantee reserve foundry capacity or supplies without substantial order deposits. While we have already entered into certain arrangements for supply of miners and other equipment and services (for further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Other Commitments”), we cannot guarantee that we or our counterparties, under our supply arrangements or any other future arrangements, will be able to timely place or fulfill our purchase orders to ensure sufficient supply of the required equipment at prices acceptable to us or at all. Some of our competitors may enter into supply arrangements for mining equipment, which may have greater capabilities or lower costs compared to ours, which could substantially harm our competitive position and results of operations.

Our ability to source ASIC chips and other critical components for our data centers in a timely matter and at acceptable price and quality levels is critical to our potential expansion, including the development of the Black Pearl Facility and expansions at the Bear Facility and the Chief Facility. See “Business—Bitcoin and Blockchain.” We are exposed to the risk of disruptions or other failures in the overall global supply chain for bitcoin mining and related data center hardware. This is particularly relevant to the ASIC chip production since there is only a small number of fabrication facilities capable of such production, which increases our risk exposure to manufacturing disruptions or other supply chain failures, but it also applies to other infrastructure hardware necessary for operating our data centers, such as transformers, cables, and switch gear. In addition, our ability to initiate operations at the Black Pearl Facility depends on on-time delivery by Oncor of the substation for the facility. For further details see “—We are exposed to risks related to disruptions or other failures in the supply chain for bitcoin mining hardware and related data center hardware, and difficulties in obtaining new hardware.”

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

While our power arrangements contain fixed power prices, they also contain certain price adjustment mechanisms in case of certain events. Furthermore, a portion of our power arrangements includes merchant power prices, or power prices reflecting market movements.

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

We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents or mechanical failures, which could severely disrupt the normal operation of our business and adversely affect our results of operations.

Our business is subject to the risks of severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, any of which could result in system failures, power supply disruptions and other interruptions that could harm our business. Since our business and operations are located in Texas, we are particularly vulnerable to disruptions affecting that state. Furthermore, the majority of our bitcoin production and revenues currently come from the Odessa Facility. Any significant system failures or power disruptions at that site could harm our business even if our other sites remain unaffected. See “—We have concentrated our operations and, thus, are particularly exposed to the performance of the Odessa Facility and changes in the regulatory environment, market conditions and natural disasters in Texas.”

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

While the majority of our power arrangements contain fixed power prices, some portion of our power arrangements have merchant power prices, or power prices reflecting the market movements. In an event of a major power outage, such as the abovementioned power outage in Texas, the merchant power prices could be too high to make bitcoin mining profitable. Furthermore, even the fixed-price power arrangements would still depend upon prevailing market prices to some degree. To extent the power prices increase significantly as result of severe weather conditions, natural disasters or any other causes, resulting in contract prices for power being significantly lower than current market prices, the counterparties under our power arrangements may refuse to supply power to us during that period of fluctuating prices. See “—We are exposed to the risk of nonperformance by counterparties, including our counterparties under our power arrangements.”

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

Our mining operations can only be successful and profitable if the costs associated with bitcoin mining, including hardware costs, are lower than the price of bitcoin itself. In the course of the normal operation of our bitcoin mining data centers, our miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gear, transformers and cables, experience ordinary wear and tear and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. Declines in the condition of our miners and other hardware require us, over time, to repair or replace those miners or other hardware. See “—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence.” Additionally, as technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Any upgrading process may require substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Our business is subject to limitations inherent within the supply chain of certain of our components, including competitive, governmental, and legal limitations, and other events. For example, we significantly rely on foreign imports to obtain certain equipment and materials. The miners for our operations are imported from Thailand and Malaysia, and other necessary equipment and materials for our data centers, such as transformers, cables and switch gear, are imported from many other countries around the world. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect our necessary supply chains. See also, “—Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics (like the COVID-19 pandemic), and similar events could adversely affect our business, financial condition and results of operations.” Our third-party manufacturers, suppliers and subcontractors may also experience disruptions by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions, such as those that were triggered by the COVID-19 pandemic, for example. Depending on the magnitude of such effects on our supply chain, shipments of parts for our miners, or any new miners that we order or other equipment necessary to operate our data centers, may be delayed or costs could increase.

Furthermore, the global supply chain for cryptocurrency miners is presently heavily dependent on China, where numerous cryptocurrency mining equipment suppliers are located. In the wake of the COVID-19 pandemic, the industry experienced some significant supply disruptions from China. The Chinese government has also been actively advancing a crackdown on bitcoin mining and trading in China. Specifically, in September 2021, the Chinese government declared that all digital currency-related business activities are illegal, effectively banning mining and trading in cryptocurrencies, such as bitcoin. Most bitcoin miners in China were taken offline. While the supply of cryptocurrency hardware from China has not yet been banned, China has limited the shipment of products in and out of its borders and there is a risk that further regulation or government action, on the national or local level in China, could lead to significant disruptions in the supply chain for cryptocurrency hardware. Overall, we cannot anticipate all the ways in which this regulatory action and any additional restrictions could adversely impact our industry and business. If further regulation or government action follows, for example, in the form of prohibition on production or exports of mining equipment, it is possible that our industry may be severely affected. Should any disruptions to the China-based global supply chain for cryptocurrency hardware occur, such as, for example, as result of worsening of the U.S. trade relations with China, including imposition of new tariffs, trade barriers and bilateral trade frictions, we may not be able to obtain adequate equipment from the manufacturer on a timely basis. Such events could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Our data centers are subject to curtailment, meaning we automatically turn the miners on and off depending on wind conditions, power prices, bitcoin prices and other factors. Additionally, at the Odessa Facility, we must curtail in certain instances when our power provider instructs us to do so. Failing to do so in a timely manner could result in the incurrence of potentially significant increased costs. Thus, if we are unable to accurately monitor power prices and bitcoin economic data, or timely respond to a curtailment demand, it could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

For example, our bitcoin data centers could be rendered inoperable, temporarily or permanently, as a result of, among others, a fire or other natural disasters. The security and other measures we anticipate taking to protect against these risks may not be sufficient.

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

We source our mining equipment from Asia, particularly Malaysia and Thailand. Our third-party manufacturers, suppliers and contractors, on the other hand, may rely on supplies of raw materials for the production of such components and equipment from various other markets, including Eastern Europe, China and other markets. Accordingly, our business and results of operations are subject to risks associated with instability in a specific country’s or region’s political or economic conditions, including:

•
economic conditions in Europe and Asia, and political conditions in Eastern Europe, the Middle East, Asia, the Trans-Pacific region and other emerging markets;
•
trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•
political, financial market or economic instability relating to epidemics or pandemics, including the wars in Ukraine and Israel, or the COVID-19 pandemic;
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

We maintain our cash and cash equivalents at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash and cash equivalents is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. In 2023, the FDIC took control of three such banking institutions, Silicon Valley Bank (“SVB”), on March 10, 2023, Signature Bank on March 12, 2023, and First Republic Bank on May 1, 2023. We had an account with Signature Bank, where the cash balance exceeded insured limits, but we closed the account in April 2023, the amounts we held there were not material and we did not experience any specific risk of loss. Thus, we do not view the risk as material to our financial condition. We did not have accounts with SVB or First Republic Bank either, and as such, did not experience any specific risk of loss associated with the FDIC takeover of these banks. However, in the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

Furthermore, our ability to open accounts at certain financial institutions is also limited by the policies of such financial institutions to not accept clients that are in the digital asset industry. See also, “—Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment.”

Cybersecurity threats, such as cyber-attacks, data breaches, hacking attacks or malware, targeting us or our third-party service providers may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.

As a publicly traded company, we experience cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. There is an ongoing risk that some or all of our bitcoin could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats, and, it is impossible to eliminate all such vulnerability. For example, we provide cybersecurity training for employees, but we cannot guarantee that we will not be affected by further phishing attempts.

Additionally, we may not be able to ensure the adequacy of the security measures employed by third parties, including our mining pool service providers, custodians or other counterparties. Our business operations and reputation depend on our ability to maintain the confidentiality, integrity and availability of data, digital assets and systems related to our business, proprietary technologies, processes and intellectual property. We and our business and commercial partners rely extensively on third-party service providers’ information technology (“IT”) systems, including renewable energy infrastructure, cloud-based systems and on-premises servers (i.e., data centers), to record and process transactions and manage our operations, among other matters. We and our third-party service providers, partners and collaborators, may experience failures of, or disruptions to, IT systems and may be subject to attempted and successful security breaches or data security incidents. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems, the systems of our third-party service providers and partners, or otherwise, could result in claims of liability against us, damage our reputation and materially harm our business.

The inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information and proprietary information, may adversely affect our business or our reputation and could have a material adverse effect on our financial condition. In addition, undiscovered vulnerabilities in our equipment or services could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our equipment services and business. In the case of such a security breach, security incident or other IT failure, we may suffer damage to our key systems and experience (i) interruption in our services, (ii) loss of ability to control or operate our equipment; (iii) misappropriation of personal data and (iv) loss of critical data that could interrupt our operations, which may adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business. A security breach may also trigger mandatory data breach notification obligations under applicable privacy and data protection laws, which, if applicable, could lead to widespread negative publicity and a loss in confidence regarding the effectiveness of our data security measures. Furthermore, mitigating the risk of future attacks or IT systems failures have resulted, and could in the future result, in additional operating and capital costs in systems technology, personnel, monitoring and other investments. In addition, insurers are currently reluctant to provide cybersecurity insurance for digital assets and cryptocurrency assets and we do not currently hold cybersecurity insurance. Therefore, in the event of any such actual or potential incidents, our costs and resources devoted and any impacted assets may not be partially or fully recoverable. Any actual or perceived data security breach at any of those third-party custodians or service providers could lead to theft or irretrievable loss of our fiat currencies or digital assets, which may or may not be covered by insurance maintained by us or our third-party custodians or service providers.

To date, we have not experienced a material cybersecurity incident; however, the occurrence of any such event in the future could damage our reputation or otherwise materially harm our business, operating results, and financial condition. Any actual or perceived data security breach at any of those third-party custodians or service providers could lead to theft or irretrievable loss of our fiat currencies or digital assets, which may or may not be covered by insurance maintained by us or our third-party custodians or service providers.

The value of bitcoin has historically been subject to wide swings, and our operating results may be adversely affected by our hedging activity.

The market price of one bitcoin in our principal market ranged from approximately $16,527 to $44,184 during the fiscal year ended December 31, 2023 and ranged from approximately $15,760 to $47,763 during the fiscal year ended December 31, 2022. While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoins, the maintenance and development of the software protocol of the Bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

From time to time, we may also hedge some portion of the value of our bitcoin in inventory or some portion of the value of our expected forward production, which may limit our exposure to substantial increases in the price of bitcoin. Given the volatility of bitcoin price, there is also a risk that we execute hedges at suboptimal levels thereby foregoing some amount of price appreciation that we otherwise would have enjoyed without the hedges in place. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us.

There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

All of the bitcoin we hold is held in either cold or hot storage at our custodians. We primarily use Coinbase Prime, but we also use Anchorage Digital Bank N.A. and Fidelity Digital Assets Services. We intend to periodically re-evaluate this and, in the future, we may also decide to use additional or other custodians.

The treatment of bitcoins held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether our bitcoin held in custody at one of our custodians, or another custodian in the future, should it declare bankruptcy, would be treated as property of a bankruptcy estate and, accordingly, whether the owner of that bitcoin would be treated as a general unsecured creditor with respect to our bitcoin held in custody at that custodian. If we are treated as a general unsecured creditor, we may not be able to recover our bitcoin in the event of a bankruptcy of any of our custodians or any other custodian we may use in the future.

Our success and future growth, to a significant degree, depends on the skills and services of our management team. The loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.

Our success and future growth, to a significant degree, depends on the skills and services of our management team. If our management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be significantly harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

Furthermore, the loss of key members of our management or other employees could inhibit our growth prospects. Our future success depends, in large part, on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, who have a sound understanding of our business and the cryptocurrency industry, for example, specialists in power contract negotiations and management, as well as data center specialists. As cryptocurrency, and specifically bitcoin, mining, is a new and developing field, the market for highly qualified personnel in this industry is particularly competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, or retain current talent, it could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

From time to time, we may consider potential acquisitions, joint venture or other investment opportunities. For example, in 2023, we acquired the site at which we will build the Black Pearl Facility. We cannot offer any assurance that acquisitions of businesses or assets, development of new sites, or entering into strategic alliances or joint ventures will be successful. We may not be able to find suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into the existing business and could assume unknown or contingent liabilities.

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

We are exposed to the risk of nonperformance by counterparties, including our counterparties under our power arrangements.

We are exposed to the risk of nonperformance by counterparties, whether contractual or otherwise. Risk of nonperformance includes inability or refusal of a counterparty to perform because of a counterparty’s financial condition and liquidity or for any other reason. For example, our counterparties under our power arrangements may be unable or unwilling to deliver the required amount of power at the required time for a variety of technical or economic reasons. For example, in the past, we have experienced certain power availability postponements due to infrastructure supply delays. For further details, see “Business—Business Agreements—Luminant Power Agreement.” Furthermore, there is a risk that during a period of power price fluctuations or prolonged or sharp power price increases on the market, our counterparties may find it economically preferable to refuse to supply power to us, despite the contractual arrangements. Any significant nonperformance by counterparties, could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Furthermore, we believe that the importance of our brand and reputation may increase as competition further intensifies. Our brand and reputation could be harmed if we fail to perform under our agreements or if our public image were to be tarnished by negative publicity, unexpected events or actions by third parties. Furthermore, Bitfury Group Limited and its affiliates (collectively, the “Bitfury Group”) is a significant shareholder. If any member of the Bitfury Group is subject to negative news or extensive publicity, this, even if untrue, may cause our counterparties to lose confidence in us. Any unfavorable publicity about us, including our technology, our personnel, our significant shareholder or bitcoin and crypto assets generally could have an adverse effect on the engagement of our partners and suppliers and may result in our failure to maintain or expand our business and successfully execute our business model.

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

We and our third-party service providers, including mining pool service providers, custodians or other counterparties, may fail to adequately maintain the confidentiality, integrity or availability of the data we hold or detect any related threats, which could disrupt our normal business operations and our financial performance and adversely affect our business.

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

The inadvertent disclosure of or unauthorized access to IT systems, networks and data, including personal information, confidential information and proprietary information, may adversely affect our business or our reputation and could have a material adverse effect on our financial condition. In addition, undiscovered vulnerabilities in our equipment or services could expose us to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our equipment services and business. In the case of such a security breach, security incident or other IT failure, we may suffer damage to our key systems and experience (i) interruption in our services, (ii) loss of ability to control or operate our equipment; (iii) misappropriation of personal data and (iv) loss of critical data that could interrupt our operations, which may adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business. A security breach may also trigger mandatory data breach notification obligations under applicable privacy and data protection laws, which, if applicable, could lead to widespread negative publicity and a loss in confidence regarding the effectiveness of our data security measures. Furthermore, mitigating the risk of future attacks or IT systems failures have resulted, and could in the future result, in additional operating and capital costs in systems technology, personnel, monitoring and other investments. In addition, insurers are currently reluctant to provide cybersecurity insurance for digital assets and cryptocurrency assets and we do not currently hold cybersecurity insurance. Therefore, in the event of any such actual or potential incidents, our costs and resources devoted and any impacted assets may not be partially or fully recoverable. Most of our sensitive and valuable data, including digital assets, are stored with third-party custodians and service providers. Therefore, we rely on the digital asset community to optimize and protect sensitive and valuable data and identify vulnerabilities. There can be no guarantee that these measures and the work of the digital asset developer community will identify all vulnerabilities, errors and defects, or will resolve all vulnerabilities, errors and defects, prior to a malicious actor being able to utilize them. Any actual or perceived data security breach at any of those third-party custodians or service providers could lead to theft or irretrievable loss of our fiat currencies or digital assets, which may or may not be covered by insurance maintained by us or our third-party custodians or service providers.

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

The developments in the digital assets industry, including several high-profile bankruptcies and escalation of regulatory oversight, could potentially lead to increase in the M&A activity in the industry among our competition and increasing consolidation. This could significantly alter the competitive landscape in which we operate and lead to increasing competition in cryptocurrency mining as well as access to capital and other opportunities. For further details on the risks related to our industry development, see “—Risks Related to Our Business, Industry and Operations—The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.” and “Risks Related to Cryptocurrency—We may temporarily store our bitcoin on digital asset trading platforms which could subject our bitcoin to the risk of loss or access, especially in light of recent developments and failures of major market participants.”

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

Our limited insurance protection exposes us and our shareholders to the risk of loss of our bitcoin for which no person is liable.

We do not currently maintain our own insurance coverage for our bitcoin holdings, which are held in custody by our custodians, Coinbase, Anchorage and Fidelity. Therefore, a loss may be suffered with respect to our bitcoin that is not covered by insurance and for which no person is liable in damages, which could adversely affect our operations and, consequently, an investment in us. Our custodians maintain a certain insurance coverage of such types and amounts as they assert to be commercially reasonable for their custodial services provided under our custody agreements with them, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft. However, such insurance coverage may be insufficient to protect us against all losses of our bitcoin holdings held in custody with our custodians, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. Therefore, a loss may be suffered with respect to our bitcoin that is not covered by insurance and for which no person is liable in damages, which could adversely affect our operations and, consequently, an investment in us.

We may need to raise additional capital, which may not be available on terms acceptable to us, or at all.

From time to time, we may require additional capital to expand our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances. Accordingly, we may determine to engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Our ability to obtain additional funds may also be affected by economic uncertainty and any disruptions in credit or capital markets as a result of geopolitical instability. See “—Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics (like the COVID-19 pandemic), and similar events could adversely affect our business, financial condition and results of operations.”

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

The storage and custody of our bitcoin assets are subject to cybersecurity breaches, hacking, fraud risks and restriction on access, and we may not have adequate sources of recovery if our bitcoin assets are lost, stolen or destroyed.

There is a risk that some or all of our bitcoin assets could be subject to cybersecurity breaches, hacking, fraud risks and restriction on access, and we may not have adequate sources of recovery if our bitcoin assets are lost, stolen or destroyed. Hackers or malicious actors may launch attacks to steal or compromise cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means.

We primarily use Coinbase Prime as our custodian to store our bitcoin, and we also use Anchorage Digital Bank N.A. and Fidelity Digital Assets Services, to reduce the risk of loss. We rely on our custodians’ security systems to safeguard our bitcoin holdings from theft, loss, destruction or other issues relating to hackers and technological attack. There can be no assurance that these custody services are more secure than self-storage or other alternatives. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict. Additionally, if our bitcoin holdings are lost, stolen or destroyed under circumstances rendering a party, such as our custodians, liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours.

While our custodians maintain insurance coverage of such types and amounts as they assert to be commercially reasonable for their custodial services provided under our custody agreements with them, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft, such insurance coverage may be insufficient to protect us against all losses of bitcoin holdings held in custody with the custodian, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. Cryptocurrency transactions and accounts are also not insured by any type of government program and cryptocurrency transactions generally are permanent by design of the networks. Certain features of cryptocurrency networks, such as decentralization, the open source protocols, and the reliance on peer-to-peer connectivity, may increase the risk of fraud or cyber-attack by potentially reducing the likelihood of a coordinated response. Cryptocurrencies have suffered from hacking incidents and several cryptocurrency exchanges and miners have reported large cryptocurrency losses, which highlight concerns over the security of cryptocurrencies and in turn affect the demand and the market price of cryptocurrencies. The price of bitcoin can be adversely affected by hacking incidents.

The risk of damage to or loss of our bitcoin assets cannot be wholly eliminated. If our security procedures and protocols, or those of Coinbase Prime or other trading or custody platforms we use, are ineffective and our cryptocurrency assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise. A security breach could also harm our reputation. A resulting perception that our measures do not adequately protect our bitcoin assets could have a material adverse effect on our business, prospects, financial condition, and operating results.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.

Our business strategy is substantially dependent on the market price of bitcoin. As of the date of this Annual Report, bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first to market advantage, there are approximately 9,000 alternative digital assets tracked by CoinMarketCap.com.

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

As digital assets have grown in both popularity and market size, governments around the world have reacted differently. Certain governments have deemed digital assets illegal or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in bitcoin and other digital assets for consumer transactions and barring banking institutions from accepting deposits of digital assets. Other nations, however, allow digital assets to be used and traded without restriction. In some jurisdictions, such as in the U.S., digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on bitcoin, for example banning its use, regulating its operation, or otherwise changing its regulatory treatment. Such changes may introduce a cost of compliance, or have a material impact on our business model, and therefore our financial performance and shareholder returns. If the use of bitcoin is made illegal in jurisdictions where bitcoin is currently traded in heavy volumes, the available market for bitcoin may contract. For example, on September 24, 2021, the People’s Bank of China announced that all activities involving digital assets in mainland China are illegal, which corresponded with a significant decrease in the price of bitcoin. If another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of bitcoin. As a result, the markets and opportunities discussed herein may not reflect the markets and opportunities available to us in the future.

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

In February 2023, the SEC proposed regulations which would require investment advisers (including fund managers of many funds) to custody all cryptocurrency they hold on behalf of clients with “qualified custodians.” Because the majority of cryptocurrency exchanges are not “qualified custodians,” and because these exchanges require users to prefund their trades (in effect requiring users to place cryptocurrency in custody with them), it may be practically impossible for investment advisers to hold cryptocurrency on behalf of their institutional clients or managed funds. The exit of institutional investors and funds from the market for bitcoin could have an adverse effect on the price of bitcoin and thus on our results of operations.

In the U.S., the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CTFC, the SEC, the Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, bitcoin users and the bitcoin exchange market, in light of the FTX and other bankruptcies. Increasing regulation and regulatory scrutiny may result in new costs for us and our management may have to devote increased time and attention to regulatory matters or change aspects of our business. Increased regulation may also result in limitations on the use cases of bitcoin. In addition, regulatory developments may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act (“BSA”), we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records. See also “—If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost- prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.” Any of the foregoing or similar regulatory activity in the future could reduce the availability, or increase the cost, including through taxation, of, electricity in the geographic locations in which our operating facilities are located, or could otherwise adversely impact our business. If we are forced to reduce our operations due to the availability or cost of electrical power, or restrictions on bitcoin mining activities, this will have an adverse effect on our business, prospects, financial condition and operating results.

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

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the increasing focus on climate change and its potential impact, including from governmental bodies, interest groups and stakeholders. For example, the Paris Agreement became effective in November 2016, and signatories are required to submit their most recent emissions goals in the form of nationally determined contributions. Given the significant amount of electrical power required to operate bitcoin mining machines, as well as the environmental impact of mining for the rare earth metals used in the production of mining servers, the bitcoin mining industry may become a target for future environmental and energy regulations. See “—Risks Related to Our Business, Industry and Operations— “Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, increase taxes on the purchase of electricity used to mine bitcoin, or even fully or partially ban mining operations.”

Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, costs to purchase renewable energy credits or allowances, and other costs to comply with such regulations. Specifically, imposition of a tax or other regulatory fee in jurisdictions where we operate or on electricity that we purchase could result in substantially higher energy costs, and due to the significant amount of electrical power required to operate bitcoin mining machines, could in turn put our facilities at a competitive disadvantage. Any future climate change regulations could also negatively affect our ability to compete with companies situated in areas not subject to such limitations.

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

Risks Related to Cryptocurrency

The loss or destruction of our private keys to our digital wallets, causing a loss of some or all of our bitcoin assets.

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

Furthermore, the collapse of FTX, one of the largest digital asset trading platforms and exchanges, exposed risks of digital asset trading platforms and exchanges being undercapitalized and/or overexposed in liabilities to the extent that they cannot survive a sudden “bank run” or significant amount of withdrawal requests submitted at the same time by multiple customers. FTX, one of the largest and considered among safest digital asset trading platforms and exchanges, had to file for and seek protection of Chapter 11 court proceedings after it was not able to fulfill a larger number of customer withdrawal requests made at the same time. The collapse of FTX also exposed potential industry contagion and systemic risks as its Chapter 11 filings had a fallout effect on a significant number of major market participants, namely one of the largest digital assets lending companies BlockFi. With significant exposure to FTX through unused credit line and various assets held at FTX, and after experiencing a similar “bank run” by multiple customers due to rumors of its exposure to FTX, BlockFi was forced to file for and seek protection of Chapter 11 court proceedings shortly after FTX Chapter 11 filing. A number of other digital assets companies have felt the pressure of FTX’s bankruptcy, raising questions of potential systemic risks and contagion of FTX’s Chapter 11 filings. See also “—Risks Related to Our Business, Industry and Operations—The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.”

We believe that there were no significant exposures of our business to any of the industry participants who filed for Chapter 11 bankruptcy. However, such failure of key institutions in the cryptocurrency asset industry highlights the risk of systemic interconnectedness between major market participants and the effect it could have on the industry as a whole. If any such digital assets trading platform and exchange, on which we store our bitcoin, experiences similar or same issues and is, therefore, forced to file for Chapter 11, we will be exposed to significant loss of value of our bitcoin stored on such digital assets trading platform and exchange.

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

It is possible that, through computer or human error, or through theft or criminal action, our bitcoin could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our bitcoin through error or theft, we will be unable to revert or otherwise recover incorrectly transferred bitcoin. If we are unable to recover our losses or seek redress for such error or theft, such events could have a material adverse effect on our business, prospects, financial condition and operating results, including our ability to continue as a going concern.

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

There has been limited precedent set for financial accounting for bitcoin and other cryptocurrency assets, and the impact of new guidance from the Financial Accounting Standards Board is still being determined.

There has been limited precedent set for the financial accounting for bitcoin and other cryptocurrency assets and related revenue recognition. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. Under the guidance, an entity is required to: measure crypto assets at fair value with changes recognized in net income each reporting period, present crypto assets and related fair value changes separately in the balance sheet and income statement, and include various disclosures in interim and annual periods. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2024, with early adoption permitted in any interim or annual period after the issuance of the ASU. The updated guidance is effective January 1, 2025, however we have chosen to early adopt the amendments as of January 1, 2023, resulting in an opening adjustment to retained earnings of $0.2 million for the year ended December 31, 2023.

Because the guidance from the FASB is so recent, there is limited interpretive guidance, or examples to reference in applying the new standard. These new financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operation.

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

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all cryptocurrencies. If the Bitcoin network is unable to address scaling issues, the price of bitcoin may decrease as users seek alternative networks. There is also a risk that any mechanisms of increasing the scale of cryptocurrency settlement may significantly alter the competitive dynamics in the cryptocurrency market and may adversely affect the value of bitcoin and the price of our common stock. Alternatively, if bitcoin does make changes to its protocol to address scaling issues, these changes may render our business model obsolete. See “—Risks Related to Bitcoin Mining—There is a possibility of cryptocurrency mining algorithms transitioning to “proof of stake” validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business.” Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

Furthermore, any potential political, legal and economic instability in the regions with active cryptocurrency trading or mining, may lead to disruptions in cryptocurrency trading or mining activity and have a destabilizing effect on the prices of bitcoin or other cryptocurrencies. For example, in early January 2022, amid political protests in Kazakhstan, the local government ordered a temporary shut down of internet service, which took an estimated 15% of the world’s bitcoin miners offline. This, in turn, may have contributed to a decline in the price of the bitcoin from $46,055 on January 3, 2022 to $41,908 on January 7, 2022. Any potential political, legal and economic instability could also increase our domestic competition. See “—We operate in a highly competitive industry and we compete against companies that operate in less regulated environments as well as companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.”

Risks Related to Bitcoin Mining

Bitcoin is the only cryptocurrency that we currently mine and, thus, our success depends in large part upon the value of bitcoin; the value of bitcoin and other cryptocurrencies may be subject to pricing risk and has historically been subject to wide swings.

Our operating results depend in large part upon the value of bitcoin because it is the only cryptocurrency that we mine. Specifically, our revenues from our bitcoin mining operations are based upon two factors: (1) the number of block rewards that we successfully mine and (2) the value of bitcoin. For further details on how our operating results may be directly impacted by changes in the value of bitcoin, see “—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to bitcoin holdings.”

Furthermore, in our operations we use ASIC chips and mining rigs, which are principally utilized for mining bitcoin. Such miners cannot mine other cryptocurrencies, such as Ether, that are not mined utilizing the “SHA-256 algorithm.”

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

Our historical financial statements, including those for the years ended December 31, 2023 and December 31, 2022, do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. We determine the fair value of our bitcoin based on quoted (unadjusted) prices on the active exchange that we have determined is our principal market for bitcoin.

As a result, any decrease in the fair value of bitcoin will require us to incur losses, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on our financial condition and operating results.

Rewards for successful production of bitcoin is negatively impacted by the bitcoin halving protocol expected every four years, including an upcoming expected halving in April 2024, and the supply of bitcoin is limited.

The supply of bitcoin is limited and, once the 21 million bitcoin have been “unearthed”, the network will stop producing more. Currently, there are approximately 19.6 million, or approximately 93% of the total supply of, bitcoin in circulation. The halving is an event within the Bitcoin protocol where the bitcoin reward provided upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks, or roughly every four years, with the latest halving having occurred in May 2020, which revised the block reward to 6.25 bitcoin and the next halving expected in April 2024.

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

The bitcoin we hold is not insured. Therefore, any loss that we may suffer with respect to our bitcoin is not covered by insurance and no person may be liable in damages for such loss, which could adversely affect our operations. We do not hold our bitcoin with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our bitcoin is not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Risks Related to our Common Stock and Warrants

We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.

As described under Item 9A. “Controls and Procedures” below, as we prepared the consolidated financial statements for the year ended December 31, 2023, management has concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2023. This material weakness is more fully described in Item 9A. Accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the deficiencies we identified relate to user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

Since the material weakness was identified, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. We are taking the following actions to remediate this material weakness:

•
Enhance our remediation efforts by continuing to devote resources in 2023 in key financial reporting and information technology areas, including hiring additional employees.
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

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2025, the last day of the fiscal year following the fifth anniversary of the date of the first sale of the initial public offering of Good Works Acquisition Corp. (“GWAC”), our predecessor company; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules.

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

Bitfury Group is a significant shareholder and, as such, may be able to exert influence over our strategic direction and matters submitted to our stockholders for approval.

As of March 4, 2024, Bitfury Group holds approximately 40% of our common stock. Accordingly, Bitfury Group may be able to exert influence over matters submitted to our stockholders for approval, such as the election of directors and amendments of our organizational documents. Bitfury Group may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated ownership may have the effect of delaying, preventing or deterring a change in control of Cipher, could deprive Cipher’s stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Cipher, and might ultimately affect the market price of shares of our common stock. Thus, the decisions of Bitfury Group as a significant shareholder on certain matters may be contrary to the expectations or preferences of our other common stockholders and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Any offer or sale by Bitfury Group of our common stock could have a negative effect on the price and trading volume of our common stock.

As of March 4, 2024, Bitfury Group holds approximately 40% of our common stock. The market price and trading volume of our common stock could be adversely affected by, among other factors, sales of substantial amounts of common stock in the public market, investor perception that substantial amounts of common stock could be sold or by the fact or perception of other events that could have a negative effect on the market for our common stock.

Any future transactions by Bitfury Group with other investors could decrease the price and trading volume of our common stock. Furthermore, as the cryptocurrency industry is developing and investments in cryptocurrency and cryptocurrency-related securities may still be highly speculative, it can contribute to any potential price volatility of our common stock and exacerbate any effects of the risks discussed above.

Bitfury Group beneficially owns a significant equity interest in Cipher and may take actions that conflict with your interests.

The interests of Bitfury Group may not align with the interests of Cipher and our other stockholders. Bitfury Group is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Bitfury Group and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our Certificate of Incorporation provides that certain parties or any of their managers, officers, directors, equity holders, members, principals, affiliates and subsidiaries (other than Cipher and its subsidiaries) do not have any fiduciary duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business as Cipher or any of its subsidiaries.

Exercise of our outstanding warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 4, 2024, we had 8,613,980 outstanding warrants to purchase our common stock, which became exercisable beginning October 19, 2021. The exercise price of these warrants will be $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market price of our common stock. However, there is no guarantee that the public warrants will be in the money at a given time prior to their expiration, and as such, the warrants may expire worthless. See “—The public warrants may not be in the money at a given time, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.”

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
•
general global, political and economic conditions; and
•
other events or factors, many of which are beyond our control.

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

A total of approximately 7.0% of the fully diluted shares of our common stock was initially reserved for future issuance under the Incentive Award Plan, which amount was increased by 7,478,382 shares on January 1, 2022, by another 7,426,559 shares on January 1, 2023 and again by another 8,728,736 shares on January 1, 2024, and is subject to increase annually or from time to time in the discretion of our compensation committee. Our compensation committee may determine the exact number of shares to be reserved for future issuance under the Incentive Award Plan at its discretion. On November 17, 2021, we filed a registration statement with the SEC on Form S-8, to register 42,104,588 shares of our common stock that we may issue pursuant to the Incentive Award Plan. This, and any similar registration statements filed on Form S-8 in the future, is automatically effective upon filing. Accordingly, shares registered under such registration statements are available for sale in the open market.

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

Pursuant to the Incentive Award Plan, we may issue an aggregate of approximately 7.0% of the fully diluted shares of our common stock, which amount was increased by 7,478,382 shares on January 1, 2022, by another 7,426,559 shares on January 1, 2023, and again by another 8,728,736 shares on January 1, 2024, and will be subject to increase annually or from time to time in the discretion of our compensation committee. For additional information about this plan, please read the discussion under the heading “Executive Compensation—Incentive Award Plan.” In addition, pursuant to an at-the-market offering agreement with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings, which is included in the $500.0 million of securities that may be offered pursuant to our shelf registration statement on Form S-3 that was declared effective on October 6, 2022. For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We may also issue additional shares of our common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Our Certificate of Incorporation contains provisions that may delay or prevent an acquisition of Cipher or a change in its management in addition to the significant rights of Bitfury Group as direct and indirect holder of approximately 40% of our common stock, as of March 4, 2024. These provisions may make it more difficult for stockholders to replace or remove members of the Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by stockholders to replace or remove the current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•
individuals, including employees and external third party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Cyber-attacks, data breaches or malware may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Technology Officer (CTO), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

As of December 31, 2023, we leased all of our locations, including our executive offices in New York, New York and data center facilities in Odessa, Texas, near Happy, Texas, near Andrews, Texas and in Winkler County, Texas.

Management believes its leased facilities are adequate for the Company’s near-term needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings.

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business, but we do not believe that any of these claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations. For example, on November 18, 2022, Luminant filed suit against CMTI in the 95th District Court of Dallas County, Texas, asserting Texas state law claims for declaratory judgment and “money had and received”, seeking recoupment and return of money previously paid by Luminant to CMTI in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data center in Odessa, Texas. These prior payments were (i) the sum of $5.1 million paid to CMTI in September 2022 pursuant to a contractual provision requiring such payment in the parties’ written and executed August 25, 2022 Third Amendment to the Luminant Power Agreement, and (ii) the sum of $1.7 million also paid to CMTI in September 2022, as agreed by the parties, for electrical power sold by Luminant for CMTI’s benefit into the open market prior to the final energization of the Odessa Facility. Luminant contended that such payments were mistaken because, although voluntarily made by Luminant, they were not actually due under the terms of the Luminant Power Agreement, as amended. CMTI filed its answer on January 17, 2023, denying any liability to Luminant. We have not received payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

We established a $2.0 million accrual for the cost of resolving the claims in the second quarter of 2023, $1.0 million of which has been paid as of December 31, 2023.

On July 11, 2023, CMTI entered into an amendment of the payment schedule to the Luminant Purchase and Sale Agreement, reflecting monthly installments of principal and interest totaling $19.7 million on an undiscounted basis, due over the remaining four-year period starting in July 2023.

On August 23, 2023, we settled the dispute with Luminant (the “Luminant Settlement”). In connection with the Luminant Settlement, through CMTI, we entered into (i) a Fourth Amendment to the Power Purchase Agreement (the “Amended PPA”) with Luminant, which amended the Luminant Power Agreement and (ii) a Second

Amendment to the Lease Agreement (the "Amended Lease") with an affiliate of Luminant, which amended the Luminant Lease Agreement.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants are listed and traded on the Nasdaq Stock Exchange under the symbols “CIFR” and “CIFRW,” respectively.

Holders

As of March 4, 2024, there were 22 holders of record of our common stock and 1 holder of record of our public warrants. Such numbers do not include beneficial owners holding our securities through nominee names. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees.

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

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of February 29, 2024, we operated approximately 80,000 miners, with an aggregate hashrate capacity of approximately 8.4 EH/s, deploying approximately 267 MW of electricity, of which we owned approximately 70,000 miners, with an aggregate hashrate capacity of approximately 7.4 EH/s, deploying approximately 236 MW of electricity.

We currently operate four bitcoin mining data centers in Texas, including one wholly-owned and three partially-owned data centers acquired through investments in joint ventures. Our largest data center is the Odessa Facility which is our wholly-owned 207 MW facility located in Odessa, Texas. We also operate our Alborz, Bear and Chief facilities in different sites across Texas pursuant to a joint venture with WindHQ where we have a 49% membership interest in each facility. Our fifth data center, which is wholly-owned, is expected to commence operations in 2025.

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

Our revenues are directly impacted by changes in the market value of bitcoin. For example, the average bitcoin price for 2021 and 2022 was $47,385 and $16,526, respectively. Bitcoin price generally increased throughout 2023. As at December 31, 2023, the price of bitcoin was $42,288. Furthermore, block rewards are fixed and the Bitcoin network is designed to periodically reduce them through halving. Currently the block rewards are fixed at 6.25 bitcoin per block, and it is estimated that it will halve again to 3.125 bitcoin per block in April 2024. The halving events happen without any regard to ongoing demand, meaning that if the ongoing demand remains the same after a halving event, whatever demand was being met by new supply will be restricted, which may necessitate an adjustment of the price of bitcoin, though there is no definitive evidence of a causal link between bitcoin’s programmatic decrease in supply and broadening demand. Once the halving occurs, we expect that it could have a negative impact on our revenues as the reward for each bitcoin mined will be reduced.

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

Competition and Network Hashrate.

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

Global Supply Chain Constraints.

The operations of our facilities, including the development of the Black Pearl Facility and our other expansion plans, require specialized equipment, large quantities of construction materials and other component parts that can be difficult to source. We may experience disruptions to our business operations resulting from delays in construction and obtaining necessary equipment in a timely fashion due to global supply chain delays caused by geopolitical unrest, global pandemics like COVID-19 or other factors. Global supply logistics have caused delays across all channels of distribution, and we have also experienced delays in certain of our miner delivery schedules. Additionally, the global supply chain for data center construction equipment, such as transformers and substations, is presently further constrained due to unprecedented demand. Based on our current assessments, we do not expect any material impact on long-term development, operations, or liquidity. However, we continue to monitor developments in the global supply chain and assess their potential impact on our operations and expansion plans. For further discussion, see “Risk Factors — Risks Related to Our Business, Industry and Operations — We are exposed to risks related to disruptions or other failures in the supply chain for bitcoin mining hardware and related data center hardware, and difficulties in obtaining new hardware.

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

Recently, on January 10, 2024, the SEC approved the listing and trading of spot bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. It is unclear how the approval of spot bitcoin ETPs will affect the price of bitcoin going forward. Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws and further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have been proposed in the U.S. Congress related to our business, which may be adopted and have an impact on us. Additionally, governmental agencies and regulatory authorities, such as the SEC, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, may also enact regulations related to our business, which may have an impact on us. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors—Risks Related to Regulatory Framework.”

Furthermore, because we may strategically expand our operations, see “Business—Our Strategy— Retain flexibility in considering strategically adjacent opportunities complimentary to our business model,” we may become subject to additional regulatory requirements.

Summary of Bitcoin Mining Results

The following table presents information about our Bitcoin mining activities, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Balance as of January 1, 2023	394	$6,283
Cumulative effect upon adoption of ASU 2023-08	-	209
Bitcoin received from equity investees	18	317
Revenue recognized from bitcoin mined, net of receivable	4,324	126,319
Proceeds from sale of bitcoin	(3,957)	(111,188)
Change in fair value of bitcoin	-	11,038
Balance as of December 31, 2023	779	$32,978

Components of Our Results of Operations

Revenue

Our revenue consists of bitcoin earned through mining activities at the Odessa Facility. We currently participate in third-party mining pools, including Foundry and Luxor, to mine bitcoin. The provision of computing power in accordance with the mining pool operator’s terms of service is the only performance obligation in our contract with the mining pool operator. We are entitled to a fractional share of the fixed cryptocurrency award from the mining pool operator (referred to as a “block reward”) and potentially transaction fees generated from blockchain users and distributed to individual miners by the mining pool operator.

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

General and administrative expenses

General and administrative expenses represent salary and other employee costs including stock-based compensation, insurance expense, rent expense for non-mining locations, professional fees, including accounting and audit, consulting, legal, public relations and/or investor relations expenses, non-income taxes and licenses, travel, and other expenses. We expect our administrative fees to remain high as we incur the ongoing costs of operating as a public company, including increased director and officer insurance costs, potential increases in the number of employees at the Company, and increased travel and conference participation expenses.

Depreciation

Our depreciation expense consists mainly of depreciation for our miners and mining equipment, as well as depreciation associated with leasehold improvements and other capitalized assets associated with the Odessa Facility. It also includes an immaterial amount of depreciation for other property and equipment not directly associated with our mining activities. We capitalize the cost of our mining machines and record depreciation expense on a straight-line basis over the estimated useful life of the machines, which is generally 5 years. Leasehold improvements include capitalized asset retirement costs, which are amortized over the estimated useful life of the related asset. All other leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the remaining life of the related lease.

Change in fair value of derivative asset and power sales

The change in fair value of derivative asset primarily represents the initial fair value recorded for the derivative asset related to the Luminant Power Agreement on July 1, 2022, and includes the subsequent changes in fair value recorded during the reporting period.

Equity in losses of equity investees

Equity in losses of equity investees includes our share of the losses recorded by Alborz LLC, Bear LLC and Chief LLC. Additionally, it includes the losses that we recognized upon our contributions of miners to these equity investees, due to the miners having a lower fair value at the time of the contributions than our costs paid to obtain them, which resulted in basis differences between the cost of the investments on our consolidated balance sheet and the amount of our underlying equity in the net assets of the investee attributed to the miners. We are accreting these basis differences and recognizing the accretion as a reduction to our share of the losses recognized by Alborz LLC, Bear LLC and Chief LLC within the equity in losses of equity investees on the consolidated statement of operations over the depreciation period for the miners.

Changes in fair value of bitcoin and realized gain/loss on sale of bitcoin

During 2023, we mined bitcoin and received bitcoin as distributions-in-kind from our equity investees, Alborz LLC, Bear LLC and Chief LLC. All of our bitcoin is recorded as a current asset on our consolidated balance sheet as we expect to begin regularly exchanging our bitcoin held for fiat currency to fund our operating expenses. We adopted of ASU 2023-08 effective January 1, 2023, which requires cryptocurrencies to be measured at fair value each reporting period with changes in fair value being reported in net income. Prior to adoption of this ASU, our bitcoin were accounted for as intangible assets with indefinite useful lives, and as such assessed for impairment on a daily basis. Impairment was recognized when the carrying amount of bitcoin exceeded its fair value, which was determined based on the lowest daily trading price of bitcoin based on quoted prices on the active trading platform that management has determined is our principal market for bitcoin.

The fair value of bitcoin has been highly volatile since we began to obtain bitcoin through our operating activities, which has impacted our operating results and we expect volatility in the fair value of bitcoin to continue for the foreseeable future.

Provision for income taxes

Our provision for income taxes primarily consists of U.S. deferred federal taxes. A valuation allowance is recorded against substantially all of our net deferred tax assets, which are composed primarily of federal and state net operating loss carryforwards, stock-based compensation, non-goodwill intangibles, investments in joint ventures and lease liabilities; in addition, we have deferred tax liabilities resulting from our derivative and right-to-use assets. Our ability to offset our deferred tax liabilities with our deferred tax assets is limited due to restrictions on the ability to offset taxable income by more than eighty percent with federal net operating losses. As a result, we have recorded a deferred tax liability for the amount of future taxable income that is not expected to be covered by net operating losses. We evaluate our ability to recognize our deferred tax assets annually by considering all positive and negative evidence available as proscribed by the Financial Accounting Standards Board (“FASB”) under its general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Results of Operations

Comparison of the Year Ended December 31, 2023 and the Year Ended December 31, 2022

The following table sets forth our results of operations for the periods indicated (in thousands):

	Years ended December 31,
	2023	2022
Revenue - bitcoin mining	$126,842	$3,037
Costs and operating expenses (income)
Cost of revenue	50,309	748
General and administrative	85,195	70,836
Depreciation and amortization	59,093	4,378
Change in fair value of derivative asset	(26,836)	(73,479)
Power sales	(9,941)	(458)
Equity in losses of equity investees	2,530	36,972
Gains on fair value of bitcoin	(11,038)	(6)
Impairment of bitcoin	-	1,467
Other gains	(2,355)	-
Total costs and operating expenses	146,957	40,458
Operating loss	(20,115)	(37,421)
Other income (expense)
Interest income	164	215
Interest expense	(1,999)	(137)
Change in fair value of warrant liability	(243)	130
Other expense	(17)	-
Total other (expense) income	(2,095)	208
Loss before taxes	(22,210)	(37,213)
Current income tax expense	(201)	-
Deferred income tax expense	(3,366)	(1,840)
Total income tax expense	(3,567)	(1,840)
Net loss	$(25,777)	$(39,053)

Revenue

Revenue for the year ended December 31, 2023 was $126.8 million and was generated entirely from bitcoin mining operations at the Odessa Facility, which began mining for bitcoin on November 22, 2022. The increase year over year was primarily driven by 2023 being a full year of mining, coupled with the overall increase in bitcoin price. For the period from November 22, 2022 through December 31, 2022, we recognized revenue of $3.0 million.

Cost of revenue

Cost of revenue for the year ended December 31, 2023 was $50.3 million, compared with $0.7 million for the year ended December 31, 2022, and consisted primarily of power costs at the Odessa Facility under the Luminant Power Agreement, which began operations in November, 2022. The Odessa Facility operated for the full year in 2023, compared to less than two months in the prior year.

General and administrative

General and administrative expenses increased by $14.4 million to $85.2 million during the year ended December 31, 2023 from $70.8 million for the year ended December 31, 2022. The increase was primarily driven by an increase of $14.4 million for compensation and benefits for employees due to increasing headcount from 23 to 36, as well as a $2.0 million accrual related to our legal settlement with Luminant. See additional information in “—Note 14 Commitments and Contingencies.”

Depreciation

Depreciation for the year ended December 31, 2023 was $59.1 million, an increase of $54.7 million compared to depreciation expense of $4.4 million for the year ended December 31, 2022. The increase was primarily due to miners, mining equipment and leasehold improvements at the Odessa Facility being in service for a full year in 2023 compared to less than two months in the prior year.

Change in fair value of derivative asset

Change in fair value of derivative asset was $26.8 million for the year ended December 31, 2023 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years.

Power sales

After the start of mining operations at the Odessa Facility on November 22, 2022, we sold excess electricity that was available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant. We sold power for proceeds of $9.9 million and $0.5 million for the years ended December 31, 2023, and December 31, 2022, respectively. Power sales increased in 2023 because that year had a full year of operations at the Odessa Facility compared to under two months of operations in the prior year.

Equity in losses of equity investees

Equity in losses of equity investees totaled $2.5 million for the year ended December 31, 2023 compared to $37.0 million for the year ended December 31, 2022. Equity in losses of equity investees for the year ended December 31, 2022 primarily consisted of losses totaling $33.4 million recognized by us in relation to miners contributed between June 2022 and October 2022 to Alborz LLC, Bear LLC and Chief LLC that had fair values at the time of the contributions that were less than the costs we paid to obtain the miners. These losses created basis differences in our investments in the equity investees, which we are accreting over the five-year useful life of the miners. There was no loss on contribution for the year ended December 31, 2023.

Gains on fair value of bitcoin

Pursuant to the adoption of ASC 2023-08, which we adopted as of January 1, 2023, crypto assets are required to be presented at fair value on the balance sheet, with changes in fair value recorded to the statement of operations. On January 1, 2023, upon adoption of ASC 2023-08, we recorded an opening retained earnings adjustment of $0.2 million, which represents the difference between the carrying value (presented as cost less impairment prior to the adoption of ASC 2023-08) and the fair value of our bitcoin holdings. During the year ended December 31, 2023, we recognized a total of $11.0 million of gains on bitcoin earned from our mining activities and received as distributions from our equity investees.

Other income (expense)

Other expense totaled $2.1 million for the year ended December 31, 2023, compared to $0.2 million of Other income for the year ended December 31, 2022. The increase is primarily related to interest expense on finance leases during the year ended December 31, 2023 related to the Odessa Facility.

Provision for income taxes

For the year ended December 31, 2023, we recorded a provision for income taxes of $3.6 million primarily driven by an increase in the valuation allowance resulting from an increase in net operating loss carryforwards generated in the current period. For the year ended December 31, 2022, we recorded a provision for income taxes of $1.8 million.

Liquidity and Capital Resources

We incurred a net loss of $25.8 million and negative cash flows from operations of $94.2 million for the year ended December 31, 2023. As of December 31, 2023, we had cash and cash equivalents of $86.1 million, 780 bitcoin with a fair value of $33.0 million, total stockholders’ equity of $491.3 million and an accumulated deficit of $136.8 million. To date, we have relied in large part on proceeds from the consummation of our business combination with GWAC (the “Business Combination”), as well as liquidating our bitcoin inventory, to fund our operations. During the year ended December 31, 2023, we paid approximately $33.9 million as deposits on equipment, primarily for miners, and had $30.8 million of deposits on equipment still on our consolidated balance sheet as of December 31, 2023. We currently have purchase commitments for miners of $98.8 million primarily related to the Black Pearl Facility that will require resources beyond our existing financial resources as of December 31, 2023. Management intends to continue with the infrastructure buildout at the Black Pearl Facility to get the site to full capacity in support of our current business plans. Our management believes that our existing financial resources, combined with projected cash and bitcoin inflows from its data centers and our intent and ability to sell bitcoin received or earned, will be sufficient to enable us to meet our operating and capital requirements for at least 12 months from the date these consolidated financial statements are issued.

On August 14, 2023, we entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we established a secured line of credit up to $10.0 million (the “Credit Facility”). We will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of December 31, 2023, we have not drawn upon the Credit Facility.

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

On August 3, 2023, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which the Company may offer and sell, from time to time through or to the Agents, shares of its Common Stock, for aggregate gross proceeds of up to $250.0 million. As of December 31, 2023, we received gross proceeds on sales of 37,433,923 shares of common stock under the Prior Sales Agreement and the Sales Agreement of approximately $135.8 million at a weighted average price of $3.79.

Cash Flows

The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	Years ended December 31,
	2023	2022
Net cash used in operating activities	$(94,241)	$(20,915)
Net cash provided by (used in) investing activities	52,755	(173,909)
Net cash provided by (used in) financing activities	115,664	(3,090)
Net increase (decrease) in cash and cash equivalents	$74,178	$(197,914)

Operating Activities

Net cash used in operating activities increased by $73.3 million to $94.2 million for the year ended December 31, 2023 compared to $20.9 million for the year ended December 31, 2022. This was primarily driven by a $68.2 million change in non-cash items year-over-year, specifically a $57.7 million negative impact of non-cash adjustments in 2023 compared to a $10.5 million positive impact in 2022. The negative impact of non-cash adjustments in 2023 consisted primarily of $126.3 million of bitcoin received as payment for services, representing a $123.4 million increase over the prior year due to increased operations at the Odessa Facility, where we began mining in November 2022, as well as a decrease of $34.4 million of equity in losses of equity investees which was comprised mainly of the $33.4 million of losses recognized upon our contributions of equipment during the prior year. These negative non-cash adjustments were partially offset by the positive impact of $54.6 million of additional depreciation and a $46.6 million decrease in the unrealized gain resulting from the revaluation of our derivative asset. Additionally, changes in assets and liabilities resulted in a $18.4 million increase in cash used in operating activities, including a $13.2 million decrease in accounts payable and accounts payable, related party.

Investing Activities

Net cash provided by investing activities increased by $226.7 million to $52.8 million for the year ended December 31, 2023 compared to net cash used in investing activities of $173.9 million for the year ended December 31, 2022. This was primarily due to a decrease of $154.0 million of deposits paid for miners and mining equipment, and an increase of $111.2 million in proceeds from sale of bitcoin, partially offset by a decrease of $50.2 million of capital distributions from equity investees.

Financing Activities

Net cash provided by financing activities increased by $118.8 million to $115.7 million for the year ended December 31, 2023 from net cash used in financing activities of $3.1 million for the year ended December 31, 2022. The increase was primarily due to the cash proceeds from common stock issuances in the year ended December 31, 2023.

Limited Business History; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of our performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. We have no current intention of entering into a merger or acquisition within the next 12 months. We may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, we have incurred and expect to continue to incur significant costs related to being a public company. Accordingly, we may in engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, we may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect our business plan. For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We may need to raise additional capital, which may not be available on terms acceptable to us, or at all.”

Contractual Obligations and Other Commitments

Leases

On December 17, 2021, we entered into a lease agreement for executive office space, with an effective term commencing on February 1, 2022 and monthly rent payments of approximately $0.1 million commencing on June 1, 2022. The initial lease term is for a period of five years and four months.

We also entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021, with amendment and restatement on July 9, 2021 and August 23, 2023 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to us where our data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) have been set up for the Odessa Facility. We entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support our planned operations. Management determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842 (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

Our management determined that the Combined Luminant Lease Agreement contains two lease components; and the components should be accounted for together as a single lease component, because the effect of accounting for the land lease separately would be insignificant. Despite the lease commencement in November 2022, the Company had not been required by Luminant to make any lease payments for the substation prior to July 2023, therefore the Company accrued amounts due under the Combined Luminant Lease Agreement in accrued expenses and other current liabilities on its consolidated balance sheet.

On July 11, 2023, the Company entered into an amendment of the payment schedule to the Luminant Purchase and Sale Agreement, reflecting monthly installments of principal and interest totaling $19.7 million on an undiscounted basis, due over the remaining four-year period starting in July 2023. On August 23, 2023, the Company entered into a second amendment of the Luminant Lease Agreement, the terms of which included confirming the initial term will end on July 31, 2027. These amendments did not have a material impact on the Company’s consolidated financial statements.

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

On December 8, 2023, we entered into an agreement with Trinity Mining Group, Inc. (“Trinity”) to assume a lease for a 70 acre plot of land in Winkler County, Texas, for the purpose of constructing a data center, and ancillary infrastructure to construct the Black Pearl Facility. The initial term of the lease is ten years, and includes four consecutive renewal provisions.

Mining and Mining Equipment

At December 31, 2023, we had the following contractual obligations and other commitments for miners and other mining equipment (in thousands):

Vendor	Agreement Dates	Open Purchase Commitment	Deposit Balance	Expected Shipping for Open Purchase Commitments
Bitmain	October 4, 2023 and December 18, 2023	$98,759	$29,672	January 2024 - April 2025
Other vendors	Various	-	1,140
Total		$98,759	$30,812

On October 4, 2023, the we entered into an agreement with Bitmain to purchase 1.2 EH/s worth of Bitmain’s new HASH Super Computing Servers (Antminer S21-200.0T model) for a total purchase price of $24.0 million to be paid in cash and coupons, or $16.8 million in cash after applying coupons. We expect to make periodic payments in accordance with the payment schedule under this agreement, with the final payment expected to occur one year after the delivery of the last batch of miners. Related to this agreement, we have made installment payments of $7.6 million, which is included in deposits on equipment as of December 31, 2023. Batches of the Antminer S21 miners are expected to be delivered between January and June 2024.

On December 18, 2023, we entered into a second agreement with Bitmain to purchase 37,396 units of the latest generation Antminer T21 miners to be delivered in the first half of 2025. We paid a deposit of $9.9 million upon execution of the agreement. The agreement has an option to purchase an additional 45,706 miners in 2024. We paid an additional $12.2 million as a deposit, which can be used towards purchases under this option.

Non-GAAP Financial Measures

We are providing supplemental financial measures for Adjusted Earnings that excludes the impact of depreciation and amortization, the non-cash change in fair value of derivative asset, the non-cash change in fair value of the warrant liability, nonrecurring gains and losses, deferred income taxes, and share-based compensation expense. This supplemental financial measure are not measurements of financial performance under accounting principles generally accepted in the United Stated (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following are reconciliations of our Adjusted Earnings to the most directly comparable GAAP measures for the periods indicated (in thousands):

	Years ended December 31,
	2023	2022
Reconciliation of Adjusted Earnings:
Net loss	$(25,777)	$(39,053)
Change in fair value of derivative asset	(26,836)	(73,479)
Share-based compensation expense	38,470	41,504
Depreciation and amortization	59,093	4,378
Deferred income tax expense	3,366	1,840
Other gains - nonrecurring	(2,355)	-
Change in fair value of warrant liability	243	(130)
Adjusted earnings	46,204	(64,940)

Critical Accounting Policies, Significant Judgments and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. As of and for the year ended December 31, 2023, the most significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuations of the derivative asset, determination of our asset retirement obligation and the valuation allowance associated with our deferred tax assets. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

For the year ended December 31, 2023, bitcoin we held are accounted for as intangible assets under ASC 350-60, Crypto Assets, issued by the FASB in December 2023. Intangible assets under the scope of this subtopic are measured at fair value on our consolidated balance sheet. We determine the fair value of our bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform (Level 1 inputs). Prior to the adoption of ASU 2023-08, bitcoin was accounted for as an intangible asset subject to impairment. Upon adoption of ASC 350-60 on January 1, 2023, we recorded an opening adjustment to retained earnings of $0.2 million.

Bitcoin awarded to us through our mining activities are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. Proceeds from sales of bitcoin sold nearly immediately are included within cash flows from operating activities, and proceeds from bitcoin held for over one week are included within cash flow from investing activities on the consolidated statements of cash flows and any realized gains or losses from such sales are included in costs and operating expenses (income) on the consolidated statements of operations. The receipt of bitcoin as distributions-in-kind from equity investees are included within investing activities on the consolidated statements of cash flows. Bitcoin are sold on a first-in-first-out (“FIFO”) basis.

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

The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years. The valuations performed by the third-party valuation firm engaged by management utilized pre-tax discount rates of 6.11% and 6.83% as of December 31, 2023 and December 31, 2022, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

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

The mining pool operator calculates block rewards under the FPPS approach described above and may charge a pool fee for maintenance of the pool that reduces the amount of block rewards to which we are entitled. Foundry did not claim a fee for any block rewards earned by us in 2023. After every 24-hour contract term, we receive a payout and the pool transfers the bitcoin consideration to our designated bitcoin wallet.

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

Our ability to satisfy the performance obligation under our contract with a mining pool operator to provide computing power may be contracted to various third parties and there is a risk that if these parties are unable to perform or curtail their operations, our revenue and operating results may be affected. Please see “Business— Business Agreements—Luminant Power Agreement” for additional information about our power arrangements.

Share-based compensation

We account for all share-based payments to employees, consultants and directors, which may include grants of stock options, stock appreciation rights, restricted stock awards, and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. As of December 31, 2023, we have awarded only RSUs with service-based vesting conditions (“Service- Based RSUs”) and performance-based RSUs with market-based vesting conditions (“Performance-Based RSUs”). Compensation expense for all awards is amortized based upon a graded vesting method over the estimated requisite service period. All share-based compensation expenses are recorded in general and administrative expense in the consolidated statements of operations. Forfeitures are recorded as they occur.

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

Weighted average assumptions used in the November 17, 2021 Monte Carlo valuation model for Performance-Based RSUs awarded on that date were: expected volatility of 96.1% and a risk-free rate of 1.60% based upon a remaining term of 10 years. These assumptions were used to estimate share-based compensation expense related to our Performance-Based RSUs, which was recognized in our consolidated financial statements years ended December 31, 2023 and December 31, 2022, and which will continue to impact our consolidated financial results over the remaining weighted average derived service period of the Performance-Based RSUs, which, as of December 31, 2023 is expected to occur over the next 0.5 years.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023, the end of the period covered by this Annual Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this evaluation, management identified a weakness in internal control over financial reporting related to Information Technology General Controls (“ITGC”). Specifically, the Company did not design and/or implement user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

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

As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors. Since the material weakness was identified, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. Our remediation plan includes the following:

•
Enhance our remediation efforts by continuing to devote resources in 2024 in key financial reporting and information technology areas, including hiring additional employees.
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

Changes in Internal Control Over Financial Reporting

Other than what is disclosed above there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report):

Name	Age	Title
Tyler Page	48	Chief Executive Officer and Director
Edward Farrell	63	Chief Financial Officer
Patrick Kelly	45	Co-President and Chief Operating Officer
William Iwaschuk	48	Co-President, Chief Legal Officer and Corporate Secretary
James Newsome	64	Chairman of the Board
Robert Dykes	74	Director
Holly Morrow Evans	48	Director
Robert Flatley	63	Director
Cary Grossman	70	Director
Caitlin Long	54	Director
Wesley (Bo) Williams	47	Director

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

Edward Farrell has served as Cipher’s Chief Financial Officer since August 2021. Prior to Cipher, from 2003 to 2018, Mr. Farrell held several senior positions at AllianceBernstein, L.P., including Controller, Chief Accounting Officer and Chief Financial Officer. Mr. Farrell brings more than 35 years of financial administration and leadership experience in the financial services industry, including his prior positions at Nomura Securities International and Salomon Brothers. Mr. Farrell started his career at PricewaterhouseCoopers LLP. Mr. Farrell currently serves on the board of directors Arbor Realty Trust, Inc. where he is a member to both their Audit and Compensation Committees. He received his B.B.A. in Business Administration from St. Bonaventure University.

Patrick Kelly has served as Cipher’s Chief Operating Officer since August 2021, and as Co-President since March 2023. Prior to Cipher, from 2012 to 2019, Mr. Kelly served as Chief Operating Officer at Stone Ridge Asset Management, LLC. Between 2012 and 2018, he also held several directorship positions with several trusts of Stone Ridge Asset Management. From 2009 to 2012, Mr. Kelly served as Chief Operating Officer of Quantitative Strategies at Magnetar Capital. Prior to that, he served as Head of Portfolio Valuation at D. E. Shaw & Co. Mr. Kelly is a Chartered Financial Analyst (CFA) and received his B.S. in Finance from DePaul University.

William Iwaschuk has served as Cipher’s Chief Legal Officer since August 2021, as Corporate Secretary since May 2022 and as Co-President since March 2023. Prior to Cipher, from 2014 to 2020, Mr. Iwaschuk held senior positions at Tower Research Capital LLC, including serving as General Counsel and Secretary (2016‑2020) and Counsel (2014‑2016). From 2013 to 2014, Mr. Iwaschuk was a Partner in the Investment Management Group of Morgan, Lewis & Bockius LLP in New York. Mr. Iwaschuk also previously served as a Vice‑President in the legal department at Goldman Sachs & Co. from 2005 until 2012. He started his career as an equity derivatives associate at Davis Polk & Wardwell LLP in New York. Mr. Iwaschuk also currently serves on the board of directors of Futures and Options, a non-profit organization. Mr. Iwaschuk received his LL.B. and B.A. degrees from The University of British Columbia.

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

Robert Flatley has served on our board of directors since August 2023. Since 2021, Mr. Flatley has served as a director, the Chief Executive Officer and founder of TS Imagine, which was formed following the merger of Trading Screen and Imagine Software. From 2018 to 2019, Mr. Flatley served as a director and as President, Chief Financial Officer and Chief Operating Officer at New York Digital Investment Group (NYDIG). From 2010 to 2018, he served as a director and Chief Executive Officer of CoreOne Technologies. Earlier in his career, Mr. Flatley was a Managing Director at both Deutsche Bank Securities, and at Banc of America Securities. He has hands-on experience in various capital markets roles, including trading, securities and prime finance, building SaaS business models, market structure, quantitative trading, software development, and software M&A. He founded successful companies as a technology entrepreneur using both software and data-as-a-service models, and he was a founding employee of two statistically driven trading businesses at bulge bracket financial institutions. He earned a B.B.A. in Accounting from the University of Iowa in 1985. We believe that Mr. Flatley is well qualified to serve on our board of directors due to his extensive experience in regulated financial services institutions and as a founder of four successful fintech companies.

Cary Grossman has served as a member of our board of directors since August 2021. Mr. Grossman co-founded GWAC in 2020 and served as its President and a member of its board of directors from June 2020 through August 2021. Mr. Grossman also served as CEO, President, Chief Financial Officer and a member of the board of directors of Good Works II Acquisition Corp. during the period from February 2021 through February 2023. Mr. Grossman is a veteran corporate finance professional with a combination of executive management, investment banking and public accounting experience. In 2010, Mr. Grossman co-founded Shoreline Capital Advisors, Inc., an advisory firm focused on providing financial advisory services to middle-market companies. Prior to Shoreline Capital Advisors, from 1991 to 2002, Mr. Grossman co-founded and was the CEO of another investment banking firm, McFarland, Grossman & Company. Earlier in his career, he practiced public accounting for 15 years. Mr. Grossman also held a number of executive positions, including: President of XFit, Inc. from 2019 to 2020; Chief Financial Officer of Blaze Metals, LLC from 2007 to 2010; Executive Vice President, Chief Financial Officer and Chief Operating Officer of Gentium, S.P.A. from 2004 to 2006; Chief Executive Officer of ERP Environmental Services, Inc. and Chief Financial Officer of U.S. Liquids, Inc. from 2001 to 2003. He also co-founded Pentacon, Inc. (NYSE: JIT) and served as a board member and Executive Chairman from 1998 until 2002, and as a director of Metalico (NYSE: MEA) from 2014 until 2015 and INX Inc. (Nasdaq: INXI) from 2004 until 2011. Mr. Grossman is a Certified Public Accountant and earned a B.B.A. in Business Administration from the University of Texas. We believe that Mr. Grossman is well qualified to serve on our board of directors due to his extensive corporate finance and management experience and his overall public company experience.

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

The remaining information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
(1) Financial Statements.

The following documents are included on pages F‑1 through F‑40 attached hereto and are filed as part of this Annual Report on Form 10‑K.

(a)
(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not material or because the information required is already included in the consolidated financial statements or the notes thereto.

(a)
(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date	Furnished Herewith

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/21
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/21
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/21
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/20
4.3	Description of Capital Stock	10-K	001-39625	4.3	3/4/22
10.1	Amended and Restated Registration Rights Agreement among Good Works Acquisition Corp., Good Works Acquisition Corp.’ directors, Bitfury Top HoldCo and others, dated August 26, 2021	8-K	001-39625	10.2	8/31/21
10.2#	Form of Indemnification and Advancement Agreement for Cipher Mining Inc.	S-4/A	333-256115	10.16	6/15/21
10.3#	Form of Indemnification and Advancement Agreement for Cipher Mining Technologies Inc.	S-4/A	333-256115	10.17	6/15/21

10.4#	Cipher Mining Incentive Award Plan	8-K	001-39625	10.8	8/31/21
10.5#	Form of Cipher Mining Inc. Restricted Stock Grant Notice and Restricted Stock Agreement under Incentive Award Plan	8-K	001-39625	10.8(a)	8/31/21
10.6#	Form of Cipher Mining Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Incentive Award Plan	8-K	001-39625	10.8(b)	8/31/21
10.7#	Form of Cipher Mining Inc. Stock Option Grant Notice and Stock Option Agreement under Incentive Award Plan	8-K	001-39625	10.8(c)	8/31/21
10.8	Form of Cipher Mining Inc. Executive Officer Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Double Trigger) under Incentive Award Plan	8-K	001-39625	10.1	9/15/22
10.9	Power Purchase Agreement, dated June 23, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.22	7/9/21
10.10	First Amendment to the Power Purchase Agreement, dated July 9, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.23	7/9/21
10.11	Second Amendment to the Power Purchase Agreement, dated February 28, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	10-K	001-39625	10.35	3/4/22
10.12	Third Amendment to the Power Purchase Agreement, dated August 26, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	8-K	001-39625	10.1	9/1/22
10.13	Fourth Amendment to the Power Purchase Agreement, dated August 23, 2023, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	8-K	001-39625	10.1	8/29/23
10.14	Lease Agreement, dated June 29, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.24	7/9/21
10.15	First Amendment to the Lease Agreement, dated July 9, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.25	7/9/21
10.16	Second Amendment to the Lease Agreement, dated August 23, 2023, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	8-K	001-39625	10.2	8/29/23
10.17	Purchase and Sale Agreement, dated June 28, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.26	7/9/21
10.18	First Amendment to the Purchase and Sale Agreement, dated July 9, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.27	7/9/21
10.19	Framework Agreement, dated June 10, 2021, by and between WindHQ LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.24	6/15/21
10.20	Non-Fixed Price Sales and Purchase Agreement, dated August 20, 2021	8-K	001-39625	10.1	9/2/21
10.21	Supplemental Agreement to Non-Fixed Price Sales and Purchase Agreement, dated August 30, 2021	8-K	001-39625	10.2	9/2/21
10.22	Amended and Restated Framework Agreement on Supply of Blockchain Servers, dated May 6, 2022	8-K	001-39625	10.1	5/10/22
10.23	Supplementary Agreement of the Framework Agreement on Supply of Blockchain Servers, dated November 4, 2022	8-K	001-39625	10.1	11/8/22

10.24#	Employment Agreement, dated as of May 11, 2021, by and between Tyler Page and Cipher Mining Technologies Inc.	S-4	333-256115	10.23	5/14/21
10.25#	Employment Agreement, dated as of May 11, 2021, by and between Edward Farrell and Cipher Mining Technologies Inc.	S-4	333-256115	10.24	5/14/21
10.26#	Employment Agreement, dated as of May 11, 2021, by and between William Iwaschuk and Cipher Mining Technologies Inc.	S-4	333-256115	10.25	5/14/21
10.27#	Employment Agreement, dated as of May 11, 2021, by and between Patrick Kelly and Cipher Mining Technologies Inc.	S-4	333-256115	10.26	5/14/21
10.28	Purchase Order No. 21-041, dated December 29, 2021	8-K	001-39625	10.1	1/04/22
10.29#	Amended and Restated Non-Employee Directors Compensation Policy.	10-Q	001-39625	10.2	8/8/23
10.30	Form of LLC Agreement	10-K	001-39625	10.34	3/4/22
10.31	Controlled Equity OfferingSM Sales Agreement by and between Cipher Mining Inc. and Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC, dated August 3, 2023.	8-K	001-39625	1.1	8/4/23
10.32	Board Observer Agreement, dated as of April 8, 2022.	8-K	001-39625	99.2	4/14/22
10.33†	Purchase and Sale agreement, dated as of November 6, 2023, by and between Cipher Black Pearl LLC and Trinity Mining Group, Inc.					*
10.34†	Data Center Lease, dated as of December 6, 2023.					*
10.35†	Assignment and Assumption Agreement, dated as of December 8, 2023, by and between Cipher Black Pearl LLC and Trinity Mining Group, Inc.					*
10.36†	Future Sales and Purchase Agreement, dated as of December 16, 2023, by and between Cipher Mining Infrastructure LLC and Bitmain Technologies Delaware Limited.					*
21.1	List of Subsidiaries of Cipher Mining Inc.					*
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Compensation Recoupment Policy					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

CIPHER MINING INC.

Date: March 5, 2024	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer

Date: March 5, 2024	By:	/s/ Edward Farrell
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

Signature	Title	Date

/s/ Tyler Page	Director, Chief Executive Officer	March 5, 2024
Tyler Page	(Principal Executive Officer)

/s/ Edward Farrell	Chief Financial Officer	March 5, 2024
Edward Farrell	(Principal Financial and Accounting Officer)

/s/ James Newsome	Chairman of the Board	March 5, 2024
James Newsome

/s/ Robert Dykes	Director	March 5, 2024
Robert Dykes

/s/ Holly Morrow Evans	Director	March 5, 2024
Holly Morrow Evans

/s/ Robert Flatley	Director	March 5, 2024
Robert Flatley

/s/ Cary Grossman	Director	March 5, 2024
Cary Grossman

/s/ Caitlin Long	Director	March 5, 2024
Caitlin Long

/s/ Wesley Williams	Director	March 5, 2024
Wesley Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cipher Mining Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cipher Mining Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 in the accompanying financial statements, the Company changed its method of accounting for digital assets during the year ended December 31, 2023 by early adopting ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets, effective January 1, 2023 using the modified retrospective method.

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

San Francisco, CA

March 5, 2024

CIPHER MINING INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$86,105	$11,927
Accounts receivable	622	98
Receivables, related party	245	1,102
Prepaid expenses and other current assets	3,670	7,254
Bitcoin	32,978	6,283
Derivative asset	31,878	21,071
Total current assets	155,498	47,735
Property and equipment, net	243,815	191,188
Deposits on equipment	30,812	73,018
Intangible assets, net	8,109	596
Investment in equity investees	35,258	37,478
Derivative asset	61,713	45,631
Operating lease right-of-use asset	7,077	5,087
Security deposits	23,855	17,730
Total assets	$566,137	$418,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,980	$14,286
Accounts payable, related party	1,554	3,083
Accrued expenses and other current liabilities	22,439	19,353
Finance lease liability, current portion	3,404	2,567
Operating lease liability, current portion	1,166	1,030
Warrant liability	250	7
Total current liabilities	33,793	40,326
Asset retirement obligation	18,394	16,682
Finance lease liability	11,128	12,229
Operating lease liability	6,280	4,494
Deferred tax liability	5,206	1,840
Total liabilities	74,801	75,571
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 296,276,536 and 251,095,305 shares issued as of December 31, 2023 and December 31, 2022, respectively, and 290,957,862 and 247,551,958 shares outstanding as of December 31, 2023, and December 31, 2022, respectively	296	251
Additional paid-in capital	627,822	453,854
Accumulated deficit	(136,777)	(111,209)
Treasury stock, at par, 5,318,674 and 3,543,347 shares at December 31, 2023 and December 31, 2022, respectively	(5)	(4)
Total stockholders’ equity	491,336	342,892
Total liabilities and stockholders’ equity	$566,137	$418,463

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	Years ended December 31,
	2023	2022
Revenue - bitcoin mining	$126,842	$3,037
Costs and operating expenses (income)
Cost of revenue	50,309	748
General and administrative	85,195	70,836
Depreciation and amortization	59,093	4,378
Change in fair value of derivative asset	(26,836)	(73,479)
Power sales	(9,941)	(458)
Equity in losses of equity investees	2,530	36,972
Gains on fair value of bitcoin	(11,038)	(6)
Impairment of bitcoin	-	1,467
Other gains	(2,355)	-
Total costs and operating expenses (income)	146,957	40,458
Operating loss	(20,115)	(37,421)
Other income (expense)
Interest income	164	215
Interest expense	(1,999)	(137)
Change in fair value of warrant liability	(243)	130
Other expense	(17)	-
Total other (expense) income	(2,095)	208
Loss before taxes	(22,210)	(37,213)
Current income tax expense	(201)	-
Deferred income tax expense	(3,366)	(1,840)
Total income tax expense	(3,567)	(1,840)
Net loss	$(25,777)	$(39,053)
Net loss per share - basic and diluted	$(0.10)	$(0.16)
Weighted average shares outstanding - basic and diluted	252,439,461	248,227,458

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for share amounts)

	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance as of January 1, 2023	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892
Cumulative effect upon adoption of ASU 2023-08	-	-	-	209	-	-	209
Issuance of common shares, net of offering costs - At-the-market offering	37,433,923	37	132,406	-	-	-	132,443
Issuance of common shares - Black Pearl asset acquisition	2,397,424	2	6,998	-	-	-	7,000
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	4,942,906	5	(3,906)	-	(1,775,327)	(1)	(3,902)
Share-based compensation	406,978	1	38,470	-	-	-	38,471
Net loss	-	-	-	(25,777)	-	-	(25,777)
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336

	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance as of January 1, 2022	252,131,679	$252	$425,438	$(72,156)	(2,852,259)	$(3)	$353,531
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,853,779	2	(3,091)	-	(691,088)	(1)	(3,090)
Warrants exercised	20	-	-	-	-	-	-
Common stock cancelled	(2,890,173)	(3)	(9,997)	-	-	-	(10,000)
Share-based compensation	-	-	41,504	-	-	-	41,504
Net loss	-	-	-	(39,053)	-	-	(39,053)
Balance as of December 31, 2022	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892

The accompanying notes are an integral part of these consolidated financial statements.

CIPHER MINING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(25,777)	$(39,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	58,972	4,378
Amortization of intangible assets	121	-
Amortization of operating right-of-use asset	822	772
Share-based compensation	38,470	41,504
Equity in losses of equity investees	2,530	36,972
Impairment of bitcoin	-	1,467
Non-cash lease expense	1,940	137
Deferred income taxes	3,366	1,840
Bitcoin received as payment for services	(126,319)	(2,939)
Change in fair value of derivative asset	(26,836)	(73,479)
Change in fair value of warrant liability	243	(130)
Gains on fair value of bitcoin	(11,038)	(6)
Changes in assets and liabilities:
Accounts receivable	(524)	(98)
Receivables, related party	(1,203)	(1,102)
Prepaid expenses and other current assets	3,531	6,433
Security deposits	(6,125)	(7,378)
Accounts payable	(9,306)	892
Accounts payable, related party	(1,529)	1,530
Accrued expenses and other current liabilities	5,311	748
Lease liabilities	(890)	(203)
Proceeds from power sales	-	1,721
Proceeds from reduction of scheduled power	-	5,056
Proceeds from sale of Bitcoin	-	23
Net cash used in operating activities	(94,241)	(20,915)
Cash flows from investing activities
Proceeds from sale of bitcoin	111,188	-
Deposits on equipment	(33,906)	(188,103)
Purchases of property and equipment	(20,480)	(39,219)
Purchases and development of software	(634)	(596)
Capital distributions from equity investees	3,808	54,009
Investment in equity investees	(3,545)	-
Prepayments on financing lease	(3,676)	-
Net cash provided by (used in) investing activities	52,755	(173,909)
Cash flows from financing activities
Proceeds from the issuance of common stock	135,848	-
Offering costs paid for the issuance of common stock	(3,404)	-
Repurchase of common shares to pay employee withholding taxes	(3,902)	(3,090)
Principal payments on financing lease	(12,878)	-
Net cash provided by (used in) financing activities	115,664	(3,090)
Net increase (decrease) in cash and cash equivalents	74,178	(197,914)
Cash and cash equivalents, beginning of the period	11,927	209,841
Cash and cash equivalents, end of the period	$86,105	$11,927

The accompanying notes are an integral part of these consolidated financial statements

CIPHER MINING INC.

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

(in thousands)

	Years ended December 31,
	2023	2022
Supplemental disclosure of noncash investing and financing activities
Reclassification of deposits on equipment to property and equipment	$74,186	$105,904
Right-of-use asset obtained in exchange for finance lease liability	$14,212	$14,998
Issuance of common stock in exchange for intangible assets	$7,000	$-
Right-of-use asset obtained in exchange for operating lease liability	$2,812	$-
Reclassification of receivables, related party to investment in equity investees	$2,060	$-
Equity method investment acquired for non-cash consideration	$1,926	$127,796
Sales tax accrual on machine purchases	$1,209	$-
Bitcoin received from equity investees	$317	$4,828
Common stock cancelled	$-	$10,000
Property and equipment purchases in accounts payable, accounts payable, related party and accrued expenses	$-	$13,994
Right-of-use asset obtained in exchange for operating lease liability	$-	$5,859
Investment in equity investees in accrued expenses	$-	$5,316
Deposits on equipment in accounts payable, accounts payable, related party and accrued expenses	$-	$13,403
Initial estimate of asset retirement obligation and related capitalized costs	$-	$16,509
Reclassification of deferred investment costs to investment in equity investees	$-	$174
Finance lease cost in accrued expenses	$-	$339
Prepaid rent reclassified to operating lease liability	$-	$132

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

Upon the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 510,000,000 shares, $0.001 par value per share, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”). The holder of each share of Common Stock is entitled to one vote.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in stockholders’ equity (deficit) for the eleven months ended December 31, 2021 (in thousands):

Recapitalization
Cash - GWAC trust and cash, net of redemptions	$43,197
Cash - PIPE Financing	322,350
Cash, subscription receivable and/or debt forgiveness - Bitfury Private Placement	60,000
Add: Non-cash net assets assumed from GWAC	433
Less: Fair value of private warrants	(261)
Less: Transaction costs and advisory fees allocated to equity	(40,552)
Net Business Combination	385,167
Less: Non-cash net assets assumed from GWAC	(433)
Less: Transaction costs and advisory fees allocated to warrants	(102)
Add: Fair value of private warrants	261
Net cash contributions from Business Combination	$384,893

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business

CMTI was established on January 7, 2021, in Delaware, by Bitfury Top Holdco B.V. and its subsidiaries (“Bitfury Top Holdco” and, with its subsidiaries, the “Bitfury Group”). Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 66.0% of the Company’s Common Stock as of December 31, 2023, with sole voting and sole dispositive power over those shares and, as a result, Bitfury Top HoldCo had control of the Company as defined in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).

The Company is an emerging technology company that develops and operates industrial scale bitcoin mining data centers. The Company operates or jointly operates four bitcoin mining data centers in Texas including one wholly-owned data center and three partially-owned data centers that were acquired through investments in joint ventures. Bitcoin mining is the Company’s principal revenue generating business activity. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning at the partially-owned Alborz facility in February 2022 (the “Alborz Facility”). In August 2022, installation of the last mining rigs delivered to the Alborz Facility was completed. In October 2022, installation at the partially-owned Bear facility (the “Bear Facility”) and the partially-owned Chief facility (the “Chief Facility”) was also completed. In November 2022, the Company began bitcoin mining operations at the wholly-owned Odessa facility (the “Odessa Facility”) and is continuing to expand those operations. In December 2023, the Company announced the acquisition of a site for a new wholly-owned data center in Winkler County, Texas, the “Black Pearl Facility”, which is expected to commence operations in 2025.

Risks and uncertainties

Liquidity, capital resources and limited business history

The Company has historically experienced net losses and negative cash flows from operations. As of December 31, 2023, the Company had approximate balances of cash and cash equivalents of $86.1 million, working capital of $121.7 million, total stockholders’ equity of $491.3 million and an accumulated deficit of $136.8 million. For fiscal years ended December 31, 2022 and 2021, the Company, in large part, relied on proceeds from the consummation of the Business Combination to fund its operations.

During the years ended December 31, 2023 and December 31, 2022, the Company paid $33.9 million and $188.1 million, respectively, of deposits for miners and mining equipment. As of December 31, 2023, the Company had contributed equipment with a total cost of $127.8 million related to its contributions of miners and other mining equipment to the Alborz Facility, Bear Facility, and Chief Facility. The deposits for the contributed equipment were reclassified to investment in equity investees on the Company’s consolidated balance sheet, with the exception of losses totaling $33.4 million that were recognized by the Company in relation to miners contributed between June 2022 and October 2022 that had fair values at the time of the contributions that were less than the costs paid by the Company to obtain them. These losses were recognized in equity in losses of equity investees on the consolidated statement of operations during the year ended December 31, 2022. The Company also reclassified $74.2 million of deposits on equipment to property and equipment during the year ended December 31, 2023 in connection with the receipt of miners at the Odessa Facility.

As of December 31, 2023, the Company had $30.8 million of deposits on equipment on its consolidated balance sheet, primarily for deposits on miners. The Company currently has $98.8 million in commitments associated with purchase commitments for miners and, the Company expects to incur ongoing capital expenditures related to building out the Black Pearl Facility that will require resources beyond the Company’s existing financial resources as of December 31, 2023. Management intends to continue to build out the infrastructure at the Black Pearl Facility to get the site to 150 megawatts (“MW”) in 2025, and full capacity in 2026, in support of the Company’s current business plans. Management believes that the Company’s existing financial resources, combined with projected cash and bitcoin inflows from its data centers and its intent and ability to sell bitcoin received or earned, will be sufficient

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to enable the Company to meet its operating and capital requirements for at least 12 months from the date these consolidated financial statements are issued.

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. The Company’s management has no current intention of entering into a merger or acquisition within the next 12 months. The Company may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, the Company has incurred and expects to continue to incur significant costs related to being a public company. Accordingly, the Company may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, the Company may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If the Company raises additional funds through equity financing, its existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by the Company in the future could involve restrictive covenants relating to the Company’s capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plan.

On August 14, 2023, the Company entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, the Company established a secured line of credit up to $10.0 million (the “Credit Facility”). The Company will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of December 31, 2023 the Company had not drawn upon the Credit Facility.

As disclosed in Note 15, Stockholders’ Equity, on September 21, 2022, the Company entered into an at-the-market offering agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), pursuant to which the Company may, from time to time, sell up to $250.0 million in shares of Common Stock through the Agent. During the year ended December 31, 2023, the Company received gross proceeds of approximately $135.8 million, from the sale of 37,433,923 shares of its Common Stock under the Sales Agreement.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of CMTI issuing stock for the net assets of GWAC, accompanied by a recapitalization. The net assets of GWAC are stated at historical cost, with no goodwill or other intangible assets recorded, see Note 1, Organization and Business.

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

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of CMTI. The shares and corresponding capital amounts and losses per share prior to the Business Combination have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination, see Note 1, Organization and Business.

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. Such reclassifications are immaterial, individually and in the aggregate, to both current and all previously issued financial statements taken as a whole. Effective for the year ended December 31, 2023, the Company reclassified $0.6 million of capitalized software previously included in Property and equipment, net into Intangible assets, net.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consist of funds held in money market accounts. The Company had $86.1 million and $11.9 million in cash equivalents as of December 31, 2023 and 2022, respectively.

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

Accounts receivable

The Company’s accounts receivable balance consists of amounts due from its only customer, a mining pool operator. Amounts recorded in accounts receivable as of December 31, 2023 consist of the block rewards and transaction fees earned the last day (last contract period) of the year, but not yet received from the mining pool operator. No allowance was recorded as of December 31, 2023.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying values reported in the Company’s consolidated balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

As of December 31, 2023, the Company had an embedded derivative asset in the accounts receivable recorded for the amount of block rewards and transaction fees earned the last day (last contract period) of the year. The derivative asset is classified within Level 1 of the fair value hierarchy because fair value is based on quoted prices in an active market. Changes in fair value of the derivative asset are presented within operating expense (income) in the consolidated statement of operations.

Refer to Note 16, Fair Value Measurements, for further information about the Level 3 asset and liability rollforwards of activity and Level 3 inputs.

Bitcoin

Bitcoin are included in current assets on the consolidated balance sheets. Bitcoin that are temporarily held for the Company’s joint venture partner are included in prepaid and other current assets on the consolidated balance sheet. Bitcoin received through the Company’s wholly-owned mining activities are accounted for in connection with the Company’s revenue recognition policy. Bitcoin awarded to the Company as distributions-in-kind from equity investees are accounted for in accordance with ASC 845, Nonmonetary Transactions, and recorded at fair value upon receipt.

For the year ended December 31, 2023, bitcoin held by the Company are accounted for as intangible assets under ASC 350-60, Crypto Assets, issued by the FASB in December 2023. Intangible assets under the scope of this subtopic are measured at fair value on the Company’s consolidated balance sheet. The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company has determined is its principal market for bitcoin (Level 1 inputs). The Company recognized fair value adjustments of $11.0 million on its bitcoin holdings during the year ended December 31, 2023.

Prior to the adoption of ASU 2023-08, bitcoin was accounted for as an intangible asset subject to impairment. Upon adoption of ASC 350-60 on January 1, 2023, the company recorded an opening adjustment to retained earnings of $0.2 million.

Bitcoin awarded to the Company through its mining activities are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. Proceeds from sales of bitcoin are included within cash flows from operating activities on the consolidated statements of cash flows to the extent bitcoin are sold within seven days of being awarded, and investing cash flows if sold after that period. Any realized gains or losses from such sales are included in costs and operating expenses (income) on the consolidated statements of operations. The receipt of bitcoin as distributions-in-kind from equity investees are included within investing activities on the consolidated statements of cash flows. Bitcoin are sold on a first-in-first-out (“FIFO”) basis.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated useful lives for all property and equipment are as follows:

Useful lives (in years)
Office and computer equipment	3
Autos	5
Leasehold improvements	5
Miners and mining equipment	5
Furniture and fixtures	7

Intangible assets, net

Intangible assets, net primarily includes strategic contracts acquired as part of asset acquisitions and relate to certain regulatory approvals related to our mining operations. Intangible assets also includes capitalized software, which consists of consulting costs related to development of internal-use software. Intangible assets are presented net of the associated accumulated amortization.

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

The estimated useful lives for all intangible assets are as follows:

Useful lives (in years)
Strategic contract	20
Software	3

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If such assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There was no indication that the Company’s long-lived assets might be impaired as of December 31, 2023.

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

Deferred investment costs

Deferred investment costs consist of legal fees incurred through the balance sheet date that were directly related to the formation of a joint venture and which were capitalized as part of the Company’s total investment in the joint venture upon consummation of the joint venture agreement, see Note 7, Investment in Equity Investees.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The provision of computing power in accordance with the mining pool operator’s terms of service is the only performance obligation in the Company’s contract with the mining pool operator, its customer. In exchange for providing computing power pursuant to Foundry’s terms of service, the Company is entitled to noncash consideration in the form of bitcoin, measured under the Full Pay Per Share (“FPPS”) approach. Under the FPPS approach, the Company is entitled to a fractional share of the fixed bitcoin award from the mining pool operator (referred to as a “block reward”) and potentially transaction fees generated from (paid by) blockchain users and distributed (paid out) to individual miners by the mining pool operator. The Company’s fractional share of the block reward is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. The Company is entitled to its relative share of consideration even if a block is not successfully placed. In other words, the Company receives consideration once after the end of each 24-hour contract period, regardless of whether the pool successfully places a block. The Company proportionate share of transaction fees is based on the Company’s contributed share of hashrate as a percentage of total network hashrate during the contract term.

The mining pool operator calculates block rewards under the FPPS approach described above and may charge a pool fee for maintenance of the pool that reduces the amount of block rewards to which the Company is entitled. Foundry did not claim a fee for any block rewards earned by the Company in 2023. After every 24-hour contract term, the Company receives a payout and the pool transfers the bitcoin consideration to the Company’s designated bitcoin wallet.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2023, the Company earned revenue of $126.8 million from Foundry, its only customer, representing 100% of total consolidated revenue.

The Company’s ability to satisfy its performance obligation under its contract with the mining pool operator to provide computing power may be contracted to various third parties and there is a risk that if these parties are unable to perform or curtail their operations, the Company’s revenue and operating results may be affected. Please see Note 4, Derivative Asset, for additional information about the Company’s power arrangements.

Cost of revenue

Cost of revenue consists primarily of direct production costs of bitcoin mining operations, which for the year ended December 31, 2023 consisted mainly of electricity expenses, but excludes depreciation which is separately stated.

Share-based compensation

The Company accounts for all share-based payments to employees, consultants and directors, which may include grants of stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. As of December 31, 2023, the Company has awarded only RSUs with service-based vesting conditions (“Service-Based RSUs”) and performance-based RSUs with market-based vesting conditions (“Performance-Based RSUs”). Compensation expense for all awards is amortized based upon a graded vesting method over the estimated requisite service period. All share-based compensation expenses are recorded in general and administrative expense in the consolidated statements of operations. Forfeitures are recorded as they occur. See also Note 17, Share-Based Compensation below.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2023 and December 31, 2022, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties related to uncertain tax positions recorded as of December 31, 2023 or December 31, 2022, and no amounts have been recognized in the Company’s consolidated statements of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next 12 months.

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

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share at December 31, 2023 and 2022, because including them would have been antidilutive.

	December 31,
	2023	2022
Public warrants	8,499,980	8,499,980
Private placement warrants	114,000	114,000
Unvested RSUs	21,304,952	18,698,755
	29,918,932	27,312,735

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 seeks to provide financial statement users with more decision-useful information about the underlying economics of crypto assets, and a reporting entity’s financial position. The amendment requires an entity to present crypto assets at fair value on the balance sheet, present these assets separate from other intangible assets, and record changes from remeasurements of crypto assets separately from changes in carrying amounts from other intangible assets on the income statement. The amendment also requires entities to disclose by crypto asset the name, fair value, cost basis, and number of units, as well as changes crypto holdings over the periods presented. The updated guidance is effective for the company for January 1, 2025, however the company has chosen to early adopt the amendments as of January 1, 2023, resulting in an opening adjustment to retained earnings of $0.2 million for the year ended December 31, 2023.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 seeks to improve disclosures about a public entity’s reportable segments and add disclosures around a reportable segment’s expenses. The updated guidance is effective for the Company for annual periods beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. As the Company has one reportable segment, the Company does not expect the adoption of this ASU to have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency if income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on January 1, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements and disclosures.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BITCOIN

The following table presents information about the Company’s bitcoin (in thousands):

	December 31,
	2023	2022
Opening balance	$6,283	$-
Cumulative effect upon adoption of ASU 2023-08	209	-
Bitcoin received from equity investees	317	4,828
Revenue recognized from bitcoin mined, net of receivable	126,319	2,939
Proceeds from sale of bitcoin	(111,188)	(17)
Change in fair value of bitcoin	11,038	-
Impairment of bitcoin	-	(1,467)
Ending balance	$32,978	$6,283

The Company held approximately 780 and 394 bitcoin at December 31, 2023, and December 31, 2022, respectively. The associated fair value and cost basis of bitcoin held was $33.0 million, and $30.9 million, respectively, at December 31, 2023, and $6.5 million, and $7.7 million, respectively at December 31, 2022. Fair value of bitcoin is estimated using the closing price, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a FIFO basis.

As of December 31, 2023, 10 bitcoin with a fair value of $0.4 million were pledged as collateral related to bitcoin trading strategies. Restrictions on the collateral lapse on January 26, 2024 or upon closing trading positions. No bitcoin were pledged as collateral as of December 31, 2022.

NOTE 4. DERIVATIVE ASSET

Luminant Power Agreement

On June 23, 2021, the Company entered into a power purchase agreement with Luminant ET Services Company LLC (“Luminant”), which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022, August 26, 2022, and August 23, 2023 (as amended, the “Luminant Power Agreement”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years, subject to certain early termination exemptions. The Luminant Power Agreement provides for subsequent automatic annual renewal unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of the then current term. Starting from July 1, 2022, and prior to the receipt of interconnection approval from the Electric Reliability Council of Texas (“ERCOT”), under the take or pay framework of the Luminant Power Agreement and pursuant to the ramp-up schedule agreed to between Luminant and Cipher, Luminant began sales of the scheduled energy in the ERCOT market.

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

Depending on the spot market price of electricity, the Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility during peak times in order to most efficiently manage the Company’s operating costs. The Company, through Luminant, sold $1.7 million in electricity, net of the costs under the Luminant Power Agreement, prior to the start of bitcoin mining at the Odessa Facility, which it recorded as part of the change in the fair value of the derivative asset in the consolidated statement of operations during the year ended December 31, 2022. On November 22, 2022, the Company began bitcoin mining at the Odessa Facility, and subsequent to this date, the costs under the Luminant

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power Agreement are recorded in cost of revenue in the Company’s consolidated statements of operations. The Company sold $9.9 million and $0.5 million in electricity, net of the costs under the Luminant Power Agreement, during the years ended December 31, 2023 and 2022, respectively, and recorded this amount as income from power sales in operating income on the consolidated statement of operations, with the corresponding costs of the power sold recorded in cost of revenue.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Miners and mining equipment	$163,523	$79,909
Leasehold improvements	138,883	94,807
Office and computer equipment	279	88
Autos	73	73
Furniture and fixtures	88	69
Construction-in-progress	49	20,437
Total cost of property and equipment	302,895	195,383
Less: accumulated depreciation	(59,080)	(4,195)
Property and equipment, net	$243,815	$191,188

During the years ended December 31, 2023 and 2022, the Company placed approximately $40.7 million and $37.4, respectively, of construction-in-progress into service at the Odessa Facility. Depreciation expense was $59.0 million for the year ended December 31, 2023, and $4.4 million for the year ended December 31, 2022. There were no impairment charges recorded during either year.

During the year ended December 31, 2023, the Company received the remaining 17,094 MicroBT M30S, M30S+ and M30S++ miners (“MicroBT miners”) related to the framework agreement of September 2021 with SuperAcme Technology (Hong Kong) Limited (“SuperAcme”), which was amended and restated by the Amended and Restated Framework Agreement on Supply of Blockchain Servers (the “Amended and Restated Framework Agreement”), dated as of May 6, 2022, and subject to the Supplementary Agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement). These MicroBT miners received during the first quarter of fiscal year 2023 had an aggregate cost of approximately $50.7 million and were purchased by the Company at the new fixed and floating price terms set forth in the Supplementary Agreement. The Company also received 4,622 Antminer S19j Pro (100 TH/s) (“S19j Pro”) miners from Bitmain with a cost basis of approximately $1.6 million during the first quarter of fiscal year 2023. As of December 31, 2023, the Company had a total of approximately 61,000 miners at the Odessa Facility.

NOTE 6. DEPOSITS ON EQUIPMENT

Under the August 2021 purchase agreement with Bitmain Technologies Limited (“Bitmain”), the Company purchased a total of 27,000 Antminer S19j Pro (100 TH/s) (“S19j Pro”) miners and had received 27,035 miners from Bitmain at our data centers in Texas as of December 31, 2022. The Company has no further payment obligations under this agreement with Bitmain. In November and December 2022, the Company agreed to purchase an additional 5,000 and 2,200 S19j Pros, respectively, from Bitmain. The Company utilized accumulated Bitmain credits and coupons for the majority of the purchase price for these miners and has no further payments due in respect of these orders as of December 31, 2023.

Under the framework agreement of September 2021 with SuperAcme Technology (Hong Kong) Limited (“SuperAcme”), which was amended and restated by the Amended and Restated Framework Agreement on Supply of Blockchain Servers (the “Amended and Restated Framework Agreement”), dated as of May 6, 2022, the Company agreed to purchase 60,000 MicroBT M30S, M30S+ and M30S++ miners. On November 4, 2022, the Company entered into a Supplementary agreement of the Framework Agreement on Supply of Blockchain Servers (the “Supplementary Agreement”) with SuperAcme, which amended and supplemented the Amended and Restated Framework Agreement by changing the previously agreed fixed and floating price terms for miners that had yet to be delivered. As of the date of the Supplementary Agreement and December 31, 2022, SuperAcme had delivered 17,833 miners to the Company in Texas, with an aggregate cost of approximately $51.1 million, and the Company

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

had paid a total of $101.8 million to SuperAcme. The Company applied the remaining balance of $50.7 million to purchase miners at the new fixed and floating price terms set forth in the Supplementary Agreement, and had no balance due as of December 31, 2023.

The Company entered into two agreements with Bitfury USA Inc. (“Bitfury USA”), a subsidiary of Bitfury Top HoldCo, made under, and as a part of, the Master Services and Supply Agreement between the Company and Bitfury Top HoldCo dated August 26, 2021, to purchase a total of 240 units of BlockBox air-cooled containers (each a “BBAC”), the modular data centers that house mining machines. The Company received delivery of all of the BBACs during the year ended December 31, 2022. See Note 10, Related Party Transactions, for more information on the Master Services and Supply Agreement.

The Company previously had an agreement for the purchase of between 28,000 to 56,000 mining rigs from Bitfury Top HoldCo, also made under, and as a part of, the Master Services and Supply Agreement. Upon execution of this agreement, the Company paid a $10.0 million deposit to Bitfury Top HoldCo which was included in deposits on equipment in the Company’s consolidated balance sheet as of December 31, 2022; however, the agreement for the purchase of mining rigs was a non-binding commitment unless and until confirmed by a mutually executed order confirmation. No order confirmations were executed under this agreement and, as further described in Note 10, Related Party Transactions, shares of Common Stock held by Bitfury Top HoldCo were returned to the Company as consideration for, or repayment of, the $10.0 million deposit. As further described in Note 20, Subsequent Events, the Company and Bitfury Top HoldCo terminated the Master Services and Supply Agreement on February 28, 2024.

On October 4, 2023, the Company entered into an agreement with Bitmain to purchase 1.2 EH/s worth of Bitmain’s new HASH Super Computing Servers (Antminer S21-200.0T model) for a total purchase price of $24.0 million to be paid in cash and coupons, or $16.8 million in cash after applying coupons. The Company expects to make periodic payments in accordance with the payment schedule under this agreement, with the final payment expected to occur one year after the delivery of the last batch of miners. Related to this agreement, the Company has made installment payments of $7.6 million, which is included in the balance of deposits on equipment as of December 31, 2023. Batches of the Antminer S21 miners are expected to be delivered between January and June 2024.

On December 18, 2023, the Company entered into a second agreement with Bitmain to purchase 37,396 units of the latest generation Antminer T21 miners to be delivered in the first half of 2025. The Company paid a deposit of $9.9 million upon execution of the agreement. The agreement has an option to purchase an additional 45,706 miners in 2024. The Company paid $12.2 million as a deposit, which can be used towards purchases under this option.

The open purchase agreement commitments, deposits paid and expected delivery timing are summarized below as of December 31, 2023 (in thousands):

Vendor	Agreement Dates	Open Purchase Commitment	Deposit Balance	Expected Shipping for Open Purchase Commitments
Bitmain	October 4, 2023 and December 18, 2023	$98,759	$29,672	January 2024 - April 2025
Other vendors	Various	-	1,140
Total		$98,759	$30,812

NOTE 7. INVESTMENT IN EQUITY INVESTEES

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses the equity method of accounting to account for its 49% equity interest in the Data Center LLCs. The Company recognized a total of $2.5 million, and $37.0 million of equity in the net losses of its equity investees, consisting of Alborz LLC, Bear LLC and Chief LLC, in the consolidated statement of operations during the years ended December 31, 2023 and 2022, respectively.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company had contributed equipment with a total cost of $127.8 million related to its contributions of 12,953, 3,254, and 3,254 miners and other mining equipment to the Alborz, Bear, and Chief Facilities, respectively. The majority of the contributed miners had a fair value that was lower than the cost paid by the Company to obtain them, and the Company recognized losses at the time of the contributions, which totaled $33.4 million for the year ended December 31, 2022. These losses were recorded within equity in losses of equity investees on the consolidated statement of operations and represent basis differences related to the Company’s investments in Alborz LLC, Bear LLC and Chief LLC which recorded the contribution of the equipment from the Company at the historical cost paid by the Company to obtain the equipment. As Alborz LLC, Bear LLC, and Chief LLC depreciate the historical cost of the miners on their respective financial statements over the expected depreciation period of five years, the Company will accrete these basis differences over the same period and will record the accretion amount for each reporting period within equity in losses of equity investees on its consolidated statements of operations until the miners are fully depreciated and the corresponding basis differences are fully accreted. As of December 31, 2023 and 2022, the Company had remaining basis differences totaling $24.7 million and $31.4 million, respectively, that have not yet been accreted. See accretion recorded by the Company during the year ended December 31, 2023 in the table below.

Activity in the Company’s investment in equity investees during the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

Balance as of January 1, 2022	$-
Cost of contributed mining equipment and other capital contributions	94,380
Sales taxes to be paid by Cipher on behalf of equity investees	5,316
Accretion of basis differences related to miner contributions	2,006
Legal costs related to formation of joint ventures reclassified from deferred investment costs	174
Capital distributions	(54,009)
Bitcoin received from equity investees	(4,828)
Equity in net losses of equity investees	(5,561)
Balance as of December 31, 2022	$37,478
Cost of contributed mining equipment and other capital contributions	4,435
Accretion of basis differences related to miner contributions	6,683
Capital distributions	(3,808)
Bitcoin received from equity investees	(317)
Equity in net losses of equity investees	(9,213)
Balance as of December 31, 2023	$35,258

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following (in thousands):

		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(28)	$6,972
Capitalized software	1,230	(93)	1,137
Total	$8,230	$(121)	$8,109

		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software	$596	$-	$596
Total	$596	$-	$596

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Year Ended December 31, 2024	$441
Year Ended December 31, 2025	441
Year Ended December 31, 2026	441
Year Ended December 31, 2027	441
Year Ended December 31, 2028	396

NOTE 9. SECURITY DEPOSITS

The Company’s security deposits consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Luminant Power Purchase Agreement collateral	$12,554	$12,554
Luminant Purchase and Sale Agreement collateral	3,063	3,063
Operating lease security deposits	960	960
Oncor Facility Extension security deposit	6,269	-
Other deposits	1,009	1,153
Total security deposits	$23,855	$17,730

Under the Luminant Power Agreement (defined above in Note 4, Derivative Asset), the Company was required to provide Luminant with collateral of approximately $12.6 million (the “Independent Collateral Amount”). Half, or approximately $6.3 million, of the Independent Collateral Amount was paid to Luminant on September 1, 2021 and the other half was paid on November 14, 2022. The Independent Collateral Amount will remain in place throughout the term of the Luminant Power Agreement. Details of the construction of the Interconnection Electrical Facilities, including collateral arrangements that are in addition to the Independent Collateral Amount, are set out in the Purchase and Sale Agreement dated June 28, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Purchase and Sale Agreement”) with another Luminant affiliate. Under the Luminant Purchase and Sale Agreement, the Company provided approximately $3.1 million as collateral separate from the Independent Collateral Amount, which is also recorded in security deposits as of December 31, 2023 and 2022.

During the year ended December 31, 2023, as associated with the Company’s buildout of the Black Pearl Facility, the Company entered into an agreement with Oncor Electric Delivery Company LLC (“Oncor”) to construct infrastructure to energize the data center (the “Facility Extension Agreement”). As part of the agreement, the Company was required to provide a security deposit of $6.3 million to be returned to the Company if the Black Pearl Facility uses 135 MW by May 15, 2026.

NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION

As of December 31, 2023 and 2022, the Company had $3.7 million and $7.3 million, respectively, of prepaid expenses and other current assets on its consolidated balance sheet, which was almost entirely related to prepaid insurance in both periods, other than $1.2 million of bitcoin temporarily held for the Company’s joint venture partner, WindHQ, as of December 31, 2022.

The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Taxes (primarily sales tax)	$15,184	$18,798
Power costs	139	-
Employee compensation	5,800	-
Finance lease (1)	-	339
Legal settlement (2)	1,000	-
Other	316	216
Total accrued expenses and other current liabilities	$22,439	$19,353

(1) See Note 13. Leases for additional information regarding the Company’s finance leases.

(2) See Note 14. Commitments and Contingencies for additional information regarding the legal settlement.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. RELATED PARTY TRANSACTIONS

Related party receivables

The Company recorded related party receivables of approximately $0.2 million and $1.1 million, as of December 31, 2023 and 2022, respectively, representing additional expenses paid on behalf of the Data Center LLCs.

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

The Waiver Agreement was negotiated and approved by an independent committee of the Board. The Waiver Agreement permits each Stockholder to (i) pledge or otherwise hypothecate the Lock-up Shares (as defined in the Lock-up Agreements) held by such Stockholder as of the date of the Waiver Agreement (the shares that are actually pledged or otherwise hypothecated, the “Pledged Shares”) as collateral or security in connection with any loan meeting certain criteria set forth in the Waiver Agreement and (ii) transfer the Pledged Shares upon foreclosure by such pledgee in accordance with the terms of the applicable pledge or hypothecation; provided that such waiver will only apply and be effective if certain conditions specified in the Waiver Agreement are satisfied or waived. Additionally, effective as of the date of consummation of any pledge or hypothecation, and solely in regard to any pledged shares, the Lock-up Period, as defined in the applicable Lock-up Agreement, was extended an additional three months to November 26, 2023. Furthermore, the Waiver Agreement provided for the cancellation of 2,890,173 shares of Common Stock held by Bitfury Top HoldCo and subject to the Lock-up Agreements as consideration for the $10.0 million deposit paid by the Company for Bitfury Top HoldCo mining rigs under the agreement dated October 11, 2021, for which no order confirmation was made.

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

Master Services and Supply Agreement

On August 26, 2021, Bitfury Top HoldCo and the Company entered into the Master Services and Supply Agreement. The initial term of the agreement is 84 months, with automatic 12-month renewals thereafter (unless either party provides sufficient notice of non-renewal). Pursuant to this agreement, the Company can request and Bitfury Top HoldCo is required to use commercially reasonable efforts to provide, or procure the provision of, certain equipment and/or services, such as construction, engineering and operations, in each case as may be required to launch and maintain the Company’s bitcoin mining data centers in the United States. As further described in Note 20, Subsequent Events, the Company and Bitfury Top HoldCo terminated the Master Services and Supply Agreement on February 28, 2024 for which no order confirmation was made.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to one of these arrangements between Bitfury USA and a third-party vendor, Paradigm Controls of Texas, LLC (“Paradigm”), the Company made payments directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs, totaling approximately $5.8 million during the year ended December 31, 2023, and the Company’s obligations to Bitfury USA under the Master Services and Supply Agreement were reduced by the same amount. As of December 31, 2023, there were no remaining amounts due under the Master Services and Supply Agreement, and the agreement was terminated on February 28, 2024. Refer to Note 20, Subsequent Events for more details on the termination.

As of December 31, 2022, in relation to the Company assisting WindHQ with the liquidation of some of WindHQ’s bitcoin holdings, the Company had approximately $1.2 million of bitcoin and approximately $0.3 million of proceeds received, but not yet transferred to WindHQ, respectively, recorded in accounts payable, related party on its consolidated balance sheet. During the year ended December 31, 2023, all of the bitcoin held by the Company on behalf of WindHQ was liquidated and all proceeds received from the liquidation were forwarded to WindHQ, leaving no remaining amount payable to WindHQ in accounts payable, related party as of December 31, 2023 on the Company’s consolidated balance sheet.

NOTE 12. ASSET RETIREMENT OBLIGATION

The following is a summary of the changes in the Company’s ARO (in thousands):

Balance as of January 1, 2022	$-
Initial estimate of ARO liability	16,509
Accretion expense	173
Balance as of December 31, 2022	$16,682
Accretion expense	1,712
Balance as of December 31, 2023	$18,394

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Black Pearl Lease Agreement

The Company and its wholly-owned subsidiary, Cipher Black Pearl LLC (“Black Pearl”), entered into an agreement with Trinity Mining Group, Inc. (“Trinity”) on December 8, 2023 to assume a lease for a 70 acre plot of land in Winkler County, Texas, for the purpose of constructing a data center, and ancillary infrastructure to construct the Black Pearl Facility. The initial term of the lease is ten years, and includes four consecutive renewal options for ten years each.

Office headquarters lease

The Company entered into an operating lease for office space located in New York. The lease has an initial term of 64 months, commencing on February 1, 2022. The lease does not provide the Company with renewal options.

Additional lease information

Components of the Company’s lease expenses are as follows (in thousands):

	Years ended December 31,
	2023	2022
Finance leases:
Amortization of ROU assets (1)	$3,110	$526
Interest on lease liability	1,940	137
Total finance lease expense	5,050	663
Operating leases:
Operating lease expense	$1,955	1,359
Variable lease cost	-	103
Total operating lease expense	1,955	1,462
Total lease expense	$7,005	$2,125

(1) Amortization of finance lease ROU asset is included within depreciation expense.

The Company did not incur any variable lease costs during the year ended December 31, 2023.

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Years ended December 31,
	2023	2022
Operating cash flows - operating lease	$1,655	$790
Right-of-use asset obtained in exchange for finance lease liabilities	$14,212	$14,998
Right-of-use assets obtained in exchange for operating lease liabilities	$2,812	$5,859

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term – finance lease (in years)	3.7	4.7
Weighted-average remaining lease term – operating lease (in years)	5.8	4.4
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	10.0%	10.9%
Finance lease ROU assets (1)	$11,160	$14,471

(1) As of December 31, 2023, the Company recorded accumulated amortization of $1.3 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

As of December 31, 2023, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Year Ended December 31, 2024	$4,834	$1,829	$6,663
Year Ended December 31, 2025	4,834	3,383	8,217
Year Ended December 31, 2026	4,834	1,668	6,502
Year Ended December 31, 2027	3,223	699	3,922
Year Ended December 31, 2028	-	-	-
Thereafter	-	2,520	2,520
Total lease payments	17,725	10,099	27,824
Less present value discount	(3,193)	(2,653)	(5,846)
Total	$14,532	$7,446	$21,978

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

The Company established a $2.0 million accrual for the cost of resolving the claims in the second quarter of 2023, $1.0 million of which has been paid as of December 31, 2023.

On July 11, 2023, the Company entered into an amendment of the payment schedule to the Luminant Purchase and Sale Agreement, reflecting monthly installments of principal and interest totaling $19.7 million on an undiscounted basis, due over the remaining four-year period starting in July 2023.

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company's maximum exposure under these arrangements, if any, is unknown as of December 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Bitmain miner purchase agreements

On October 4, 2023, the Company entered into an agreement with Bitmain to purchase 1.2 EH/s worth of Bitmain’s new HASH Super Computing Servers (Antminer S21-200.0T model) for a total purchase price $16.8 million in cash after applying coupons. On December 18, 2023, the Company entered into a second agreement with Bitmain to purchase 37,396 Antminer T21 miners to be delivered in the first half of 2025. Refer to Note 6. Deposits on Equipment for more details on these agreements.

NOTE 15. STOCKHOLDERS’ EQUITY

As of December 31, 2023, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock.

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

The Company repurchased 1,775,327 shares and 691,088 shares of its Common Stock related to tax withholding settlements for RSUs that vested during the year ended December 31, 2023 and December 31, 2022, respectively.

As disclosed above in Note 6, Deposits on Equipment, and Note 11, Related Party Transactions, on April 8, 2022, the Company accepted the return of 2,890,173 shares of its Common Stock held by Bitfury Top HoldCo as consideration for the $10.0 million deposit paid to Bitfury Top HoldCo for mining rigs under the agreement dated October 11, 2021. The returned shares were cancelled by the Company upon their return.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the filing of the Registration Statement, the Company also entered into the Sales Agreement with H.C. Wainwright & Co., LLC as the Agent, under which the Company may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Agent, which is included in the $500.0 million of securities that may be offered pursuant to the Registration Statement. Sales of the shares of Common Stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Pursuant to the Sales Agreement, the Company will pay the Agent a commission of up to 3.0% of the gross proceeds from the sale of any shares of Common Stock under the Sales Agreement. The Company is not obligated to make any sales of shares of its Common Stock under the Sales Agreement. As of December 31, 2023, the Company received gross proceeds on sales of 37,433,923 shares of Common Stock under the Prior Sales Agreement and the Sales Agreement of approximately $135.8 million at a weighted average price of $3.79.

NOTE 16. WARRANTS

The Company assumed the Public and Private Placement Warrants, as mentioned above in Note 2, Summary of Significant Accounting Policies, upon consummation of the Business Combination. The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,499,980 Public Warrants and 114,000 Private Placement Warrants outstanding as of December 31, 2023 and December 31, 2022. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2023 and 2022, this resulted in increases of 7,426,559 shares and 7,478,382 shares, respectively, of Common Stock available for issuance under the Incentive Award Plan. However, as of December 31, 2023, 5,833,744 shares of Common Stock were available for issuance under the Incentive Award Plan.

The Company recognized total share-based compensation in general and administrative expenses on the consolidated statements of operations for the following categories of awards as follows (in thousands):

	Years ended December 31,
	2023	2022
Service-based RSUs	$24,936	$27,952
Performance-based RSUs	12,630	13,552
Common stock, fully-vested	904	-
Total share-based compensation expense	$38,470	$41,504

Service-Based RSUs

A summary of the Company's unvested Service-Based RSU activity for the year ended December 31, 2023 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2023	14,441,044	$3.96
Granted	7,549,105	$2.31
Vested	(4,942,907)	$3.97
Unvested at December 31, 2023	17,047,242	$3.23

There was approximately $21.0 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.3 years.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Performance-Based RSUs

There was no new activity for unvested Performance-Based RSUs during the year ended December 31, 2023. There were 4,257,710 unvested Performance-Based RSUs at a weighted average grant date fair value of $7.76 as of both December 31, 2023 and 2022. There was approximately $5.2 million of unrecognized compensation expense related to unvested Performance-Based RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 0.5 years.

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

NOTE 18. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$65,945	$-	$-	$65,945
Bitcoin	$32,978	$-	$-	32,978
Accounts receivable	622	-	-	622
Derivative asset	-	-	93,591	93,591
	$99,545	$-	$93,591	$193,136
Liabilities included in:
Warrant liability	$-	$-	$250	$250
	$-	$-	$250	$250

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$10,943	$-	$-	$10,943
Bitcoin	$6,512	$-	$-	6,512
Accounts receivable	98	-	-	98
Derivative asset	-	-	66,702	66,702
	$17,553	$-	$66,702	$84,255
Liabilities included in:
Warrant liability	$-	$-	$7	$7
	$-	$-	$7	$7

There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the years ended December 31, 2023 and December 31, 2022.

Level 3 asset

On July 1, 2022, the Company recorded a derivative asset, divided between current and noncurrent assets, on its consolidated balance sheet related to the Luminant Power Agreement as this is when both the quantities of electricity demand were known and penalties for nonperformance under the Luminant Power Agreement became enforceable, with an offsetting amount recorded to change in the fair value of derivative asset in operating loss on the consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset in operating loss. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 6.11% and 6.83% as of December 31, 2023 and December 31, 2022, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the year ended December 31, 2023 (amounts in thousands):

Balance as of January 1, 2022	$-
Fair value on derivative asset effective date	83,610
Proceeds from reduction of scheduled power	(5,056)
Change in fair value	(11,852)
Balance as of December 31, 2022	66,702
Change in fair value	26,889
Balance as of December 31, 2023	$93,591

Pursuant to the August 26, 2022 amendment to the Luminant Power Agreement, the Company and Luminant agreed to reduce Luminant’s obligation to provide specific amounts of scheduled power over upcoming months and, in exchange for the reduction in scheduled power supply by Luminant and as consideration for the modification to the ramp up schedule under the Luminant Power Agreement, Luminant paid the Company $5.1 million. The Company’s management determined that this did not represent a freestanding instrument to be assessed separately from the Luminant Power Agreement and, as such, the Company reduced the derivative asset by the amount received from Luminant as shown in the table above. Additionally, as discussed above in Note 4, Derivative, the Company, through Luminant, sold electricity in the ERCOT market prior to bitcoin mining operations beginning at the Odessa

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility, resulting in $1.7 million recorded to change in fair value of derivative asset in the consolidated statements of operations during the year ended December 31, 2022. For the year ended December 31, 2023, there was a change of $26.8 million in Level 3 assets measured at fair value.

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

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

	December 31, 2023	December 31, 2022
Risk-free rate	4.00%	4.06%
Dividend yield rate	0.00%	0.00%
Volatility	124.0%	90.0%
Contractual term (in years)	2.7	3.7
Exercise price	$11.50	$11.50

The following table presents changes in the estimated fair value of the Private Placement Warrants (amounts in thousands):

Balance as of January 1, 2022	$137
Change in fair value	(130)
Balance as of December 31, 2022	$7
Change in fair value	243
Balance as of December 31, 2023	$250

NOTE 19. INCOME TAXES

For the years ended December 31, 2023, and 2022, the Company recorded a deferred tax expense related to an increase in deferred tax liabilities associated with derivatives and joint venture instruments (refer to “Note 7. Investment In Equity Investees” for more details on the Company’s joint ventures). Current income taxes are based upon the current period’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and net operating loss (“NOL”) carryforwards.

The components of the Company’s income tax provision are listed below (in thousands):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Current:
State	$201	$-
Total current	201	-
Deferred:
Federal	$3,366	$1,840
Total deferred	3,366	1,840
Income tax provision	$3,567	$1,840

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total expense for income taxes is shown below:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Income tax benefit at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(0.7)%	0.0%
162m limitations	(5.3)%	(1.9)%
Stock compensation	(30.3)%	(14.1)%
Permanent differences	(0.5)%	0.1%
Difference and changes in tax rates	0.0%	(0.8)%
RTP and other	(16.2)%	1.4%
Change in valuation allowance	16.1%	(10.6)%
Income tax provision	(15.9)%	(4.9)%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$27,075	$10,253
Share-based compensation	2,109	3,097
Accruals and other temporary differences	2,317	115
Intangible assets	3,762	4,002
Lease liability	4,622	4,267
Joint venture investments	-	6,612
Bitcoin holdings	-	308
Gross deferred tax assets	39,885	28,654
Valuation allowance	(8,520)	(12,173)
Net deferred tax assets	31,365	16,481
Deferred tax liabilities:
Right-of-use asset	(3,835)	(4,107)
Derivatives	(19,669)	(14,007)
Joint venture investments	(11,268)	-
Bitcoin holdings	(434)	-
Property and equipment, net	(1,365)	(207)
Gross deferred tax liabilities	(36,571)	(18,321)
Net deferred tax liabilities	$(5,206)	$(1,840)

As required by ASC 740, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $8.5 million as of December 31, 2023. The valuation allowance decreased by $3.7 million during the year ended December 31, 2023, primarily as a result of the increase in NOL carryforwards generated in the current period.

As of December 31, 2023, the Company had federal, and state and local NOL carryforwards of approximately $124.1 million and $19.9 million, respectively. The federal NOL carryforwards do not expire, but the state and local NOL carryforwards expire if not utilized prior to 2042.

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

CIPHER MINING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

complexity associated with such a study. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

At December 31, 2023 and December 31, 2022, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties related to uncertain tax positions in either period. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

NOTE 20. SUBSEQUENT EVENTS

The following items occurred subsequent to December 31, 2023.

RSU activity

On January 1, 2024, 1,748,926 of the Company's outstanding Service-Based RSUs awarded to employees and consultants vested and 737,513 of those shares were repurchased by the Company for tax withholdings owed by the employees. The repurchased shares were recognized in treasury stock on the consolidated balance sheet following the repurchase.

Bitfury Distribution

On February 26, 2024, as part of its previously disclosed plan, Bitfury Top HoldCo announced the distribution of 107,304,200 shares of the Company’s common stock to Bitfury Group’s shareholders and affiliates. As a result of this transaction, Bitfury Group and its affiliates own 40% of the Company’s outstanding shares as of March 4, 2024. The Company is no longer a “controlled company” within the meaning of Nasdaq listing rules as no individual record holder will control over 50% of the Company’s voting power.

Master Services and Supply Agreement

On August 26, 2021, Bitfury Top HoldCo and the Company entered into the Master Services and Supply Agreement. See Note 10, Related Party Transactions, for more information on the Master Services and Supply Agreement. The parties terminated the Master Services and Supply Agreement on February 28, 2024.