Form 10-Q
period 2024-03-31
Cipher Mining Inc.
filed 2024-05-07
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-39625

CIPHER MINING INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1614529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Vanderbilt Avenue, Floor 54 New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 262-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CIFR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per whole share	CIFRW	The Nasdaq Stock Market LLC

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

As of May 6, 2024, the registrant had 310,029,275 shares of Common Stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report, other than statements of historical fact, including, without limitation, statements regarding our future results of operations and financial position, business strategy, timing and likelihood of success, potential expansion of or additional bitcoin mining data centers, expectations regarding the operations of mining centers, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward-looking statements in this Quarterly Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:

•
The further development and acceptance of digital asset networks and other digital assets, which represent a rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.
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
•
The important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024 (the “2023 Form 10-K”) and our other reports filed with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$88,675	$86,105
Accounts receivable	680	622
Receivables, related party	430	245
Prepaid expenses and other current assets	2,910	3,670
Bitcoin	123,307	32,978
Derivative asset	34,228	31,878
Total current assets	250,230	155,498
Property and equipment, net	238,541	243,815
Deposits on equipment	30,187	30,812
Intangible assets, net	8,162	8,109
Investment in equity investees	52,621	35,258
Derivative asset	66,722	61,713
Operating lease right-of-use asset	6,823	7,077
Security deposits	23,855	23,855
Total assets	$677,141	$566,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,520	$4,980
Accounts payable, related party	-	1,554
Accrued expenses and other current liabilities	18,661	22,439
Finance lease liability, current portion	3,595	3,404
Operating lease liability, current portion	1,204	1,166
Warrant liability	-	250
Total current liabilities	30,980	33,793
Asset retirement obligation	18,708	18,394
Finance lease liability	10,121	11,128
Operating lease liability	6,025	6,280
Deferred tax liability	10,383	5,206
Total liabilities	76,217	74,801
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 312,649,102 and 296,276,536 shares issued as of March 31, 2024 and December 31, 2023, respectively, and 306,543,330 and 290,957,862 shares outstanding as of March 31, 2024, and December 31, 2023, respectively	313	296
Additional paid-in capital	697,494	627,822
Accumulated deficit	(96,877)	(136,777)
Treasury stock, at par, 6,105,772 and 5,318,674 shares at March 31, 2024 and December 31, 2023, respectively	(6)	(5)
Total stockholders’ equity	600,924	491,336
Total liabilities and stockholders’ equity	$677,141	$566,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(unaudited)

	Three months ended March 31,
	2024	2023
Revenue - bitcoin mining	$48,137	$21,895
Costs and operating expenses (income)
Cost of revenue	14,820	8,141
Compensation and benefits	13,036	11,937
General and administrative	6,077	5,483
Depreciation and amortization	17,244	11,655
Change in fair value of derivative asset	(7,359)	(5,328)
Power sales	(1,173)	(98)
Equity in (gains) losses of equity investees	(738)	750
Gains on fair value of bitcoin	(40,556)	(4,264)
Other gains	-	(2,260)
Total costs and operating expenses (income)	1,351	26,016
Operating income (loss)	46,786	(4,121)
Other income (expense)
Interest income	786	76
Interest expense	(400)	(401)
Change in fair value of warrant liability	250	(37)
Other expense	(1,958)	-
Total other income (expense)	(1,322)	(362)
Income (loss) before taxes	45,464	(4,483)
Current income tax expense	(386)	(17)
Deferred income tax expense	(5,178)	(53)
Total income tax expense	(5,564)	(70)
Net income (loss)	$39,900	$(4,553)
Net income (loss) per share - basic and diluted	$0.13	$(0.02)
Weighted average shares outstanding - basic	296,641,499	248,654,082
Weighted average shares outstanding - diluted	304,397,979	248,654,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

(unaudited)

Three Months Ended March 31, 2024

	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336
Issuance of common shares, net of offering costs - At-the-market offering	14,246,235	14	64,532	-	-	-	64,546
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,059,390	3	(3,177)	-	(787,098)	(1)	(3,175)
Share-based compensation	66,941	-	8,317	-	-	-	8,317
Net income	-	-	-	39,900	-	-	39,900
Balance as of March 31, 2024	312,649,102	$313	$697,494	$(96,877)	(6,105,772)	$(6)	$600,924

Three Months Ended March 31, 2023

	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance as of December 31, 2022	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892
Cumulative effect upon adoption of ASU 2023-08	-	-	-	209	-	-	209
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,954,783	2	(483)	-	(600,734)	-	(481)
Share-based compensation	-	-	8,810	-	-	-	8,810
Net loss	-	-	-	(4,553)	-	-	(4,553)
Balance as of March 31, 2023	253,050,088	$253	$462,181	$(115,553)	(4,144,081)	$(4)	$346,877

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$39,900	$(4,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	17,097	11,655
Amortization of intangible assets	147	-
Amortization of operating right-of-use asset	254	222
Share-based compensation	8,317	8,810
Equity in (gains) losses of equity investees	(738)	750
Non-cash lease expense	392	401
Other operating activities	1,958	-
Income taxes	5,564	53
Bitcoin received as payment for services	(48,079)	(21,717)
Change in fair value of derivative asset	(7,359)	(5,328)
Change in fair value of warrant liability	(250)	37
Gains on fair value of bitcoin	(40,556)	(4,264)
Changes in assets and liabilities:
Accounts receivable	(58)	(183)
Receivables, related party	(185)	(189)
Prepaid expenses and other current assets	760	2,975
Security deposits	-	(12)
Accounts payable	2,540	2,913
Accounts payable, related party	-	(1,529)
Accrued expenses and other current liabilities	(6,123)	65
Lease liabilities	(217)	(248)
Net cash used in operating activities	(26,636)	(10,142)
Cash flows from investing activities
Proceeds from sale of bitcoin	-	20,958
Deposits on equipment	(4,536)	(1,106)
Purchases of property and equipment	(7,902)	(17,947)
Purchases and development of software	(200)	-
Capital distributions from equity investees	-	3,807
Investment in equity investees	(18,319)	(3,094)
Net cash (used in) provided by investing activities	(30,957)	2,618
Cash flows from financing activities
Proceeds from the issuance of common stock	66,171	-
Offering costs paid for the issuance of common stock	(1,623)	-
Repurchase of common shares to pay employee withholding taxes	(3,177)	(481)
Principal payments on financing lease	(1,208)	-
Net cash provided by (used in) financing activities	60,163	(481)
Net increase (decrease) in cash and cash equivalents	2,570	(8,005)
Cash and cash equivalents, beginning of the period	86,105	11,927
Cash and cash equivalents, end of the period	$88,675	$3,922

	Three months ended March 31,
	2024	2023
Supplemental disclosure of noncash investing and financing activities
Reclassification of deposits on equipment to property and equipment	$5,161	$71,533
Bitcoin received from equity investees	$1,694	$317
Settlement of related party payable related to master services and supply agreement	$1,554	$-
Equity method investment acquired for non-cash consideration	$-	$1,925
Property and equipment purchases in accounts payable, accounts payable, related party and accrued expenses	$-	$5,940
Deposits on equipment in accounts payable, accounts payable, related party and accrued expenses	$-	$691
Finance lease cost in accrued expenses	$-	$1,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION

Nature of operations

Cipher Mining Inc. (“Cipher” or the “Company”) is an emerging technology company that develops and operates industrial scale bitcoin mining data centers. The Company operates or jointly operates four bitcoin mining data centers in Texas including one wholly-owned data center and three partially-owned data centers that were acquired through investments in joint ventures. Bitcoin mining is the Company’s principal revenue generating business activity. The Company began deployment of capacity in the first quarter of 2022, with mining operations beginning at the partially-owned Alborz facility in February 2022 (the “Alborz Facility”). In August 2022, installation of the last mining rigs delivered to the Alborz Facility was completed. In October 2022, installation at the partially-owned Bear facility (the “Bear Facility”) and the partially-owned Chief facility (the “Chief Facility”) were also completed. In November 2022, the Company began bitcoin mining operations at the wholly-owned Odessa facility (the “Odessa Facility”). In September 2023, the Company finalized the buildout of the operations at the Odessa Facility. In December 2023, the Company announced the acquisition of a site for a new wholly-owned data center in Winkler County, Texas, the “Black Pearl Facility”, which is expected to commence operations in 2025.

Cipher Mining Technologies Inc. (“CMTI”) was established on January 7, 2021, in Delaware, by Bitfury Top HoldCo B.V. and its subsidiaries (“Bitfury Top HoldCo” and, with its subsidiaries, the “Bitfury Group”). Bitfury Top HoldCo (together with Bitfury Holding B.V., a subsidiary of Bitfury Top HoldCo, and referred to herein as “Bitfury Holding”) beneficially owned approximately 38.8% of the Company’s common stock, $0.001 par value per share (“Common Stock”), as of March 31, 2024.

Out-of-period-adjustments

Cost of revenue and power sales for the three months ended March 31, 2023 included out-of-period adjustments of approximately $1.0 million and $0.6 million, respectively, that increased both cost of revenue and power sales on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2023, and resulted in net increases to operating loss and loss before taxes of approximately $0.4 million during the same period. These out-of-period adjustments related to power costs and power sales for the year ended December 31, 2022 at the Company’s Odessa Facility, which are invoiced on a net basis by the Company’s power provider. Management evaluated the impact of this error on the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2022, as well as on its unaudited condensed consolidated financial statements for the three months ended March 31, 2023, assessing the error both quantitatively and qualitatively, and concluded that the error was not material to the financial statements for either period.

Risks and uncertainties

Liquidity, capital resources and limited business history

The Company has historically experienced net losses and negative cash flows from operations. As of March 31, 2024, the Company had approximate balances of cash and cash equivalents of $88.7 million, working capital of $219.3 million, total stockholders’ equity of $600.9 million and an accumulated deficit of $96.9 million. In prior years, the Company, in large part, relied on proceeds from the consummation of its business combination with GWAC to fund its operations; however, during the fiscal year ended December 31, 2023, the Company used proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, as well as strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures. During the three months ended March 31, 2024, the Company has used “at-the-market” offerings at strategic times to raise cash, but has not sold bitcoin for additional funds.

The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $26.6 million of cash was used for operating activities during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company paid approximately $4.5 million for deposits on equipment in connection with new miner purchases for its Odessa Facility, and reclassified approximately $5.2 million to property and equipment related to these miners being placed into service.

On August 14, 2023, the Company, through CMTI, entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider, for a secured credit line up to $10.0 million (the “Credit Facility”). See Note 13.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Commitments and Contingencies for additional information regarding the Credit Facility. As of March 31, 2024, the Company has not drawn upon the Credit Facility.

Management believes that the Company’s existing financial resources, including access to the Credit Facility, combined with projected cash and bitcoin inflows from its data centers and its ability to sell bitcoin received or earned, will be sufficient to enable the Company to meet its operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including CMTI. All intercompany transactions and balances have been eliminated.

Certain prior year amounts have been reclassified for consistency with the current period presentation. Effective for the quarter ended March 31, 2024, the Company changed the presentation of its condensed consolidated income statement to separately disclose Compensation and benefits from General and administrative. The Company believes this presentation provides increased transparency on the nature of the respective financial statement line items. As a result, the Company reported $11.9 million as Compensation and benefits for the three months ended March 31, 2023 which was previously reported in General and administrative.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuation of its derivative asset and warrant liability under Level 3 of the fair value hierarchy, useful lives of property

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and equipment, the asset retirement obligation and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

A description of the Company’s significant accounting policies is included in the Company’s 2023 Form 10-K. You should read the unaudited condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2023 Form 10-K. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2023 Form 10-K.

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

Income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts net income (loss) and net income (loss) per common share for the effect of all potentially dilutive shares of Common Stock. Potential common shares consist of the Company’s outstanding warrants to purchase Common Stock, as well as unvested restricted stock units (“RSUs”).

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

The Company’s potential common shares have been excluded from the computation of diluted net loss per common share for the three months ended March 31, 2023, as the effect would be to reduce the net loss per common share.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods indicated below:

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31,
	2024	2023
Basic and diluted income (loss) per share:
Net income (loss)	$39,900	$(4,553)

Weighted average shares outstanding - basic	296,641,499	248,654,082
Add:
RSUs	7,756,480	-
Weighted average shares outstanding - diluted	304,397,979	248,654,082

Net income (loss) per share - basic	$0.13	$(0.02)
Net income (loss) per share - diluted	$0.13	$(0.02)

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share at March 31, 2024 and 2023, because including them would have been antidilutive.

	March 31,
	2024	2023
Public warrants	8,613,980	8,499,980
Private placement warrants	-	114,000
Unvested RSUs	-	18,541,618
	8,613,980	27,155,598

Recently issued and adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The Company adopted ASU 2023-08 effective January 1, 2023, as reflected in the Company’s Form 10-K for the year ended December 31, 2023. The adoption resulted in a $0.2 million adjustment to opening Retained earnings on January 1, 2023, as well as a reduction of Operating loss, and Net loss of $2.0 million, and a reduction of Basic and diluted net loss per share of $0.01 as reported for the three months ended March 31, 2023.

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

NOTE 3. BITCOIN

The following table presents information about the Company’s bitcoin (in thousands):

	March 31,
	2024	2023
Opening balance	$32,978	$6,283
Cumulative effect upon adoption of ASU 2023-08	-	209
Bitcoin received from equity investees	1,694	317
Revenue recognized from bitcoin mined, net of receivable	48,079	21,717
Proceeds from sale of bitcoin	-	(20,958)
Change in fair value of bitcoin	40,556	4,265
Ending balance	$123,307	$11,833

The Company held approximately 1,730, and 780 bitcoin at March 31, 2024, and December 31, 2023, respectively. The associated fair value and cost basis of bitcoin held was $123.3 million, and $80.7 million, respectively, at March 31, 2024, and $33.0 million, and $30.9 million, respectively at December 31, 2023. Fair value of bitcoin is estimated using the closing price of bitcoin, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset).

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of March 31, 2024, 67 bitcoin with a fair value of $4.8 million were pledged. Restrictions on that collateral lapsed on April 1, 2024. As of December 31, 2023, 10 bitcoin with a fair value of $0.4 million were pledged. Restrictions on that collateral lapsed on January 26, 2024.

NOTE 4. DERIVATIVE ASSET

Luminant Power Agreement

On June 23, 2021, the Company entered into a power purchase agreement with Luminant ET Services Company LLC (“Luminant”), which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022, August 26, 2022 and August 23, 2023 (as amended, the “Luminant Power Agreement”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years, subject to certain early termination provisions. The Luminant Power Agreement provides for a subsequent automatic annual renewal unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of the then current term. Starting from July 1, 2022, and prior to the receipt of interconnection approval from the Electric Reliability Council of Texas (“ERCOT”), under the take or pay framework of the Luminant Power Agreement and pursuant to the ramp-up schedule agreed to between Luminant and Cipher, Luminant began sales of the scheduled energy in the ERCOT market.

Because ERCOT allows for net settlement, the Company’s management determined that, as of July 1, 2022, the Luminant Power Agreement met the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Because the Company has the ability to sell its electricity in the ERCOT market rather than take physical delivery, physical delivery is not probable through the entirety of the contract and therefore, the Company’s management does not believe the normal purchases and normal sales scope exception applies to the Luminant Power Agreement. Accordingly, the Luminant Power Agreement (the non-hedging derivative contract) is recorded at its estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 17. Fair Value Measurements.

Depending on the spot market price of electricity, the Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility during peak times in order to most efficiently manage the Company’s operating costs. The Company earned approximately $1.2 million and $0.1 million, from power sales for the three months ended March 31, 2024, and 2023, respectively, and recorded this amount in power sales within costs and operating expenses (income) on the unaudited condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in cost of revenue. See Note 1. Organization for information regarding the out-of-period adjustments recorded during the three months ended March 31, 2023, which affected cost of power, power sales, net operating loss and net loss on the Company’s unaudited condensed consolidated statement of operations.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Miners and mining equipment	$168,684	$163,523
Leasehold improvements	137,496	138,883
Office and computer equipment	279	279
Autos	73	73
Furniture and fixtures	88	88
Construction-in-progress	7,784	49
Total cost of property and equipment	314,404	302,895
Less: accumulated depreciation	(75,863)	(59,080)
Property and equipment, net	$238,541	$243,815

During the three months ended March 31, 2024, the Company added approximately $7.7 million of construction-in-progress related to the Black Pearl Facility. Depreciation expense was approximately $17.1 million and $11.7 million, respectively, for the three months ended March 31, 2024 and 2023, and included approximately $0.8 million, and $0.4 million respectively, of accretion expense related to the Company’s asset retirement obligation.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6. DEPOSITS ON EQUIPMENT

On October 4, 2023, the Company entered into an agreement with Bitmain to purchase 1.2 EH/s worth of miners for a total purchase price of $24.0 million to be paid in cash and coupons, or $16.8 million in cash after applying coupons. Related to this agreement, the Company has made installment payments of $13.0 million, $5.2 million of which has been placed into service and reclassified into Property and equipment as of March 31, 2024. The remaining batches of miners are expected to be delivered by June 2024.

On December 18, 2023, the Company entered into a second agreement with Bitmain to purchase 7.1 EH/s of the latest generation miners to be delivered in the first half of 2025. The Company paid a deposit of $9.9 million upon execution of the agreement. The agreement has an option to purchase an additional 8.7 EH/s in 2024. The Company paid $12.2 million as a deposit, which can be used towards purchases under this option. As of March 31, 2024, the option has not been exercised.

NOTE 7. INVESTMENTS IN EQUITY INVESTEES

The Company uses the equity method of accounting to account for its 49% equity interest in its partially owned mining operations Alborz LLC, Bear LLC and Chief, LLC (the “Data Center LLCs”).

During fiscal year 2022, the Company contributed miners and mining equipment to the Alborz, Bear and Chief Facilities. The majority of these contributed miners had a fair value that was lower than the cost paid by the Company to obtain them, and the Company recognized losses at the time of the contributions, resulting in basis differences related to the Company’s investments in the Data Center LLCs, which recorded the contributions of equipment from the Company at the historical cost paid by the Company to obtain the equipment. As the Data Center LLCs depreciate the historical cost of these miners on their respective financial statements over the expected depreciation period of five years, the Company accretes these basis differences over the same period and records the accretion amount for each reporting period within equity in losses of equity investees on its statements of operations until these miners are fully depreciated and the corresponding basis differences are fully accreted. As of March 31, 2024, the Company had remaining basis differences totaling approximately $23.1 million that have not yet been accreted.

Activity in the Company’s investments in equity investees during the three months ended March 31, 2024, and 2023, consisted of the following (in thousands):

Balance as of December 31, 2022	$37,478
Cost of contributed mining equipment and other capital contributions	1,925
Accretion of basis differences related to miner contributions	1,670
Capital distributions	(3,807)
Bitcoin received from equity investees	(317)
Equity in net losses of equity investees	(2,420)
Balance as of March 31, 2023	$34,529

Balance as of December 31, 2023	$35,258
Cost of contributed mining equipment and other capital contributions	18,319
Accretion of basis differences related to miner contributions	1,671
Capital distributions	-
Bitcoin received from equity investees	(1,694)
Equity in net losses of equity investees	(933)
Balance as of March 31, 2024	$52,621

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following for the dates indicated (in thousands):

		March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(117)	$6,883
Capitalized software	1,432	(153)	1,279
Total	$8,432	$(270)	$8,162

		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(28)	$6,972
Capitalized software	1,230	(93)	1,137
Total	$8,230	$(121)	$8,109

The Company recorded amortization expense related to intangible assets of $0.1 million and nil in the three months ended March 31, 2024 and 2023, respectively. The Company expects to record amortization expense as follows over the next five subsequent years (in thousands):

Remaining Year Ended December 31, 2024	$450
Year Ended December 31, 2025	599
Year Ended December 31, 2026	599
Year Ended December 31, 2027	599
Year Ended December 31, 2028	508

NOTE 9. SECURITY DEPOSITS

The Company’s security deposits consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Luminant Power Purchase Agreement collateral	$12,554	$12,554
Luminant Purchase and Sale Agreement collateral	3,063	3,063
Operating lease security deposits	960	960
Oncor Facility Extension security deposit related to Black Pearl	6,269	6,269
Other deposits	1,009	1,009
Total security deposits	$23,855	$23,855

NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION

Prepaid expenses and other current assets were $2.9 million and $3.7 million as of March 31, 2024 and December 31, 2023, respectively, primarily consisting of prepaid insurance in both periods.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Taxes (primarily sales tax)	$13,804	$15,184
Power costs	-	139
Due to broker	1,958	-
Employee compensation	1,768	5,800
Legal settlement (1)	500	1,000
Other	631	316
Total accrued expenses and other current liabilities	$18,661	$22,439

__________

(1) See Note 13. Commitments and Contingencies for additional information regarding the legal settlement accrual as of March 31, 2024.

NOTE 11. RELATED PARTY TRANSACTIONS

Related party receivables

Related party receivables were $0.4 million, and $0.2 million as of March 31, 2024 and December 31, 2023, respectively, consisting of expenses paid on behalf of the Data Center LLCs.

Purchase commitments, deposits on equipment and related party payables

On April 8, 2022, the Company entered into two agreements with Bitfury USA Inc. (“Bitfury USA”), made under, and as a part of, the Master Services and Supply Agreement to purchase BlockBox air-cooled containers. Additionally, Bitfury USA contracted with third-party vendors for the purchase of equipment and the receipt of services related to Cipher’s future mining operations. Pursuant to one of these arrangements between Bitfury USA and a third-party vendor, Paradigm Controls of Texas, LLC (“Paradigm”), the Company made payments directly to Paradigm in place of Bitfury USA, in respect of manufacturing services for BBACs, totaling approximately $5.8 million during the year ended December 31, 2023 and the Company’s obligations to Bitfury USA under the Master Services and Supply Agreement were reduced by the same amount. The Company and Bitfury Top HoldCo terminated the Master Services and Supply Agreement on February 28, 2024, for no additional consideration.

NOTE 12. LEASES

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Additional lease information

Components of the Company’s lease expenses are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Finance leases:
Amortization of ROU assets (1)	$761	$789
Interest on lease liability	392	401
Total finance lease expense	1,153	1,190
Operating leases:
Operating lease expense	439	371
Short-term lease rent expense	-	83
Total operating lease expense	439	454
Total lease expense	$1,592	$1,644

__________

(1) Amortization of finance lease ROU assets is included within depreciation expense.

The Company did not incur any variable lease costs during any of the periods presented.

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three months ended March 31,
	2024	2023
Operating cash flows - operating lease	$401	$395

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term – finance lease (in years)	3.4	3.7
Weighted-average remaining lease term – operating lease (in years)	5.7	5.8
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	9.9%	10.0%
Finance lease ROU assets (1)	$10,399	$11,160

__________

(1) As of March 31, 2024 and December 31, 2023, the Company had recorded accumulated amortization of approximately $2.0 million and $1.3 million, respectively, for the finance lease ROU assets. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

As of March 31, 2024, future minimum lease payments during the next five years are as follows (in thousands):

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Finance Lease	Operating Lease	Total
Year Ended December 31, 2024	$3,626	$1,428	$5,054
Year Ended December 31, 2025	4,834	3,383	8,217
Year Ended December 31, 2026	4,834	1,668	6,502
Year Ended December 31, 2027	3,223	699	3,922
Year Ended December 31, 2028	-	-	-
Thereafter	-	2,520	2,520
Total lease payments	16,517	9,698	26,215
Less present value discount	(2,801)	(2,469)	(5,270)
Total	$13,716	$7,229	$20,945

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of March 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On August 14, 2023, the Company, through CMTI, entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, the Company established a secured line of credit up to $10.0 million (the “Credit Facility”). The Company will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of March 31, 2024 the Company has not drawn upon the Credit Facility.

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

Litigation

Luminant Power Agreement

On November 18, 2022, Luminant filed suit against CMTI in the 95th District Court of Dallas County, Texas, asserting Texas state law claims for declaratory judgment and “money had and received”, seeking recoupment and return of money previously paid by Luminant to CMTI in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

center in Odessa, Texas. These prior payments were (i) the sum of $5.1 million paid to CMTI in September 2022 pursuant to a contractual provision requiring such payment in the parties’ written and executed August 25, 2022 Third Amendment to the Luminant Power Agreement, and (ii) the sum of $1.7 million also paid to CMTI in September 2022, as agreed by the parties, for electrical power sold by Luminant for CMTI’s benefit into the open market prior to the final energization of the Odessa Facility. Luminant contended that such payments were mistaken because, although voluntarily made by Luminant, they were not actually due under the terms of the Luminant Power Agreement, as amended. The Company filed its answer on January 17, 2023, denying any liability to Luminant. Cipher did not receive payment from Luminant for electricity sold in the ERCOT market in September 2022 and October 2022.

The Company established a $2.0 million accrual for the cost of resolving the claims in the second quarter of 2023, $1.5 million of which has been paid as of March 31, 2024 in connection with the Luminant Settlement (defined below).

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

NOTE 14. STOCKHOLDERS’ EQUITY

As of March 31, 2024, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).

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

During the three months ended March 31, 2024, the Company issued 2,059,390 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, and 66,941 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 787,098 of these shares of Common Stock from officers and employees, with a fair value of approximately $3.2 million, to cover taxes related to the settlement of vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.

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

On August 3, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC (each, an “Original Agent” and, together, the “Original Agents”), pursuant to which the Company may offer and sell, from time to time through or to the Agents, shares of its Common Stock, for aggregate gross proceeds of up to $250.0 million (the “Shares”). The offering and

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

sale of up to $250.0 million of the Shares has been registered under the Registration Statement, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on August 4, 2023 (the “Prospectus Supplement”).

On March 6, 2024, the Company entered into an amendment (the “Amendment”) to the Sales Agreement (as amended, the “Amended Sales Agreement”) by and among the Original Agents, Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Virtu Americas LLC (“Virtu”) (each of the Original Agents, Stifel and Virtu, an “Agent” and, together, the “Agents”). The Amendment modifies the Sales Agreement to include Stifel and Virtu as additional agents under the Amended Sales Agreement. On March 6, 2024, the Company also filed an amendment to the Prospectus Supplement (i) increasing the dollar amount of shares available to be sold pursuant to the Amended Sales Agreement, to $296,560,661, which consists of $96,560,661 remaining as originally authorized under the Prospectus Supplement and an additional $200,000,000, and (ii) including Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC as additional Agents.

Pursuant to the Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Sales Agreement. During the three months ended March 31, 2024, in connection with the Prior Sales Agreement and the Sales Agreement, the Company received proceeds of approximately $64.5 million, net of issuance costs, from the sale of 14,246,235 shares of common stock, with an average net selling price of $4.53 per share. Subsequent to March 31, 2024, the Company received additional proceeds of $17.8 million, net of issuance costs, from the sale of 3,362,680 shares of common stock, with an average net selling price of $5.29 per share.

NOTE 15. WARRANTS

Upon consummation of the business combination, the Company assumed Common Stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,499,980 Public Warrants and 114,000 Private Placement Warrants outstanding as of December 31, 2023, and 8,613,980 Public Warrants and no Private Placement Warrants outstanding as of March 31, 2024. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

NOTE 16. SHARE-BASED COMPENSATION

The Incentive Award Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, the Company may either issue new shares or reissue treasury shares.

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares determined by the Board. On January 1, 2024, this resulted in an increase of 8,728,736 shares of Common Stock available for issuance under the Incentive Award Plan. As of March 31, 2024, 4,732,483 shares of Common Stock were available for issuance under the Incentive Award Plan.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recognized total share-based compensation expense in Compensation and benefits on the unaudited condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three months ended March 31,
	2024	2023
Service-based RSUs	$6,136	$5,468
Performance-based RSUs	1,947	3,342
Common stock, fully-vested	234	-
Total share-based compensation expense	$8,317	$8,810

Service-based RSUs

A summary of the Company’s unvested Service-based RSU activity for the three months ended March 31, 2024 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	17,047,242	$3.23
Granted	10,550,154	$3.19
Vested	(2,059,390)	$6.73
Unvested at March 31, 2024	25,538,006	$2.93

As of March 31, 2024, there was approximately $48.5 million of unrecognized compensation expense related to unvested Service-based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.4 years.

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

Performance-based RSUs

There was no new activity for unvested Performance-based RSUs during the three months ended March 31, 2024. There were 4,257,710 unvested Performance-based RSUs with a weighted average grant date fair value of $7.76 as of both March 31, 2024 and December 31, 2023. As of March 31, 2024, there was approximately $3.2 million of unrecognized compensation expense related to unvested Performance-based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 0.3 years.

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

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 17. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	Fair Value Measured as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$77,378	$-	$-	$77,378
Bitcoin	123,307	-	-	123,307
Accounts receivable	680	-	-	680
Derivative asset	-	-	100,950	100,950
	$201,365	$-	$100,950	$302,315

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$65,945	$-	$-	$65,945
Bitcoin	32,978	-	-	32,978
Accounts receivable	622	-	-	622
Derivative asset	-	-	93,591	93,591
	$99,545	$-	$93,591	$193,136
Liabilities included in:
Warrant liability	$-	$-	$250	$250
	$-	$-	$250	$250

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

Level 3 asset

The Company’s derivative asset, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its unaudited condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the unaudited condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, which has a remaining term of approximately 3.3 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 6.23% and 6.11% as of March 31, 2024 and December 31, 2023, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2024, and 2023 (in thousands):

Balance as of December 31, 2022	66,702
Change in fair value	5,328
Balance as of March 31, 2023	$72,030

Balance as of December 31, 2023	93,591
Change in fair value	7,359
Balance as of March 31, 2024	$100,950

Level 3 liability

The Company’s Private Placement Warrants (as defined in Note 15. Warrants) are its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. As of March 31, 2024, all Private Placement Warrants were converted to Public Warrants, and as such no Private Placement Warrants were outstanding as of March 31, 2024.

The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of its Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

December 31, 2023
Risk-free rate	4.00%
Dividend yield rate	0.00%
Volatility	124.0%
Contractual term (in years)	2.7
Exercise price	$11.50

The following table presents changes in the estimated fair value of the Private Placement Warrants for the three months ended March 31, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$7
Change in fair value	37
Balance as of March 31, 2023	$44

Balance as of December 31, 2023	$250
Change in fair value	(250)
Balance as of March 31, 2024	$-

NOTE 18. INCOME TAXES

The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded an income tax expense of approximately 12.2% of income before taxes for the three months ended March 31, 2024 and an income tax expense of approximately (1.6%) of loss before taxes for the three months ended March 31, 2023.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 19. SUBSEQUENT EVENTS

In April 2024, the Bitcoin protocol underwent a halving. A halving is an event where the bitcoin reward produced upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks are mined, which occurs roughly every four years.

As noted in the “Risk Factors” section of the Company’s 2023 Form 10-K, a halving reduces the number of new bitcoin being generated by the network. While the effect is to slow the pace of the release of new coins, it has no impact on the quantity of total bitcoin already outstanding. As a result, the price of bitcoin could rise or fall based on overall investor and consumer demand. Given a stable network hashrate, should the price of bitcoin remain unchanged after the halving, the Company’s revenue related to mining new coins would be reduced by 50%, with a significant impact on profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and related notes disclosed in our 2023 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” sections of our 2023 Form 10-K and this Quarterly Report and in other parts of this Quarterly Report.

Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “Cipher Mining,” “we,” “us” or “our” refers to Cipher Mining Inc. and its consolidated subsidiaries, unless otherwise indicated.

Overview

We are an emerging technology company that develops and operates industrial scale bitcoin mining data centers. Cipher Mining Inc., through itself and its consolidated subsidiaries, including Cipher Mining Technologies Inc. (“CMTI”), currently operates four bitcoin mining data centers in Texas. We are also developing an additional wholly-owned data center in Winkler County, TX (“Black Pearl” or the “Black Pearl Facility”) for up to 300 MW, and we expect to energize 300 MW in 2025. Bitcoin mining is our principal revenue generating business activity.

We operate four bitcoin mining data centers in Texas, including one wholly-owned and three partially-owned data centers acquired through investments in joint ventures. Our largest data center is our Odessa data center (the “Odessa Facility”), which is our wholly-owned 207 MW facility located in Odessa, Texas. We also operate our Alborz data center (the “Alborz Facility”), which is located near Happy, Texas and is partially-owned through a joint venture with WindHQ LLC (“WindHQ”). Our Bear data center (the “Bear Facility”) and our Chief data center (the “Chief Facility”) are both located near Andrews, Texas and are also partially-owned through separate joint ventures with WindHQ. We have a 49% membership interest in Alborz LLC, Bear LLC and Chief LLC, which own the Alborz Facility, the Bear Facility and the Chief Facility, respectively. Our fifth data center, Black Pearl, is expected to commence operations in 2025.

Our current intention is to continue to expand our bitcoin mining business by developing additional data centers, expanding capacity at our current data centers, developing our treasury management platform and entering into other arrangements, such as joint ventures, data center hosting agreements, or software licensing arrangements.

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of April 30, 2024, we operated an aggregate hashrate capacity of approximately 8.7 EH/s, deploying approximately 267 MW of electricity, of which we owned an aggregate hashrate capacity of approximately 7.7 EH/s, deploying approximately 236 MW of electricity.

Recent Developments

In April 2024, the Bitcoin protocol underwent a halving. A halving is an event where the bitcoin reward produced upon mining a block is reduced by 50%. Halvings are scheduled to occur once every 210,000 blocks are mined, which occurs roughly every four years.

As noted in the “Risk Factors” section of our 2023 Form 10-K, a halving reduces the number of new bitcoin being generated by the network. While the effect is to slow the pace of the release of new coins, it has no impact on the quantity of total bitcoin already outstanding. As a result, the price of bitcoin could rise or fall based on overall investor and consumer demand. Given a stable network hashrate, should the price of bitcoin remain unchanged after the halving, our revenue related to mining new coins would be reduced by 50%, with a significant impact on profit.

Factors Affecting Our Results of Operations

There have been no material changes to the “Factors Affecting Our Results of Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Summary of Bitcoin Mining Results

The following table presents information about our Bitcoin mining activities, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Balance as of December 31, 2023	780	$32,978
Bitcoin received from equity investees	26	1,694
Revenue recognized from bitcoin mined, net of receivable	924	48,079
Change in fair value of bitcoin	-	40,556
Balance as of March 31, 2024	1,730	$123,307

Components of our Results of Operations

For a description of the components of our results of operations, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K.

Results of Operations

	Three months ended March 31,
	2024	2023
Revenue - bitcoin mining	$48,137	$21,895
Costs and operating expenses (income)
Cost of revenue	14,820	8,141
Compensation and benefits	13,036	11,937
General and administrative	6,077	5,483
Depreciation and amortization	17,244	11,655
Change in fair value of derivative asset	(7,359)	(5,328)
Power sales	(1,173)	(98)
Equity in (gains) losses of equity investees	(738)	750
Gains on fair value of bitcoin	(40,556)	(4,264)
Other gains	-	(2,260)
Total costs and operating expenses	1,351	26,016
Operating income (loss)	46,786	(4,121)
Other income (expense)
Interest income	786	76
Interest expense	(400)	(401)
Change in fair value of warrant liability	250	(37)
Other expense	(1,958)	-
Total other income (expense)	(1,322)	(362)
Income (loss) before taxes	45,464	(4,483)
Current income tax expense	(386)	(17)
Deferred income tax expense	(5,178)	(53)
Total income tax expense	(5,564)	(70)
Net income (loss)	$39,900	$(4,553)

Comparative Results for the Three Months Ended March 31, 2024 and 2023

Revenue

Bitcoin mining operations at our Odessa Facility mined 924 bitcoin, generating revenue of $48.1 million for the three months ended March 31, 2024, at an average price per bitcoin of approximately $52.1 thousand, compared to 943 bitcoin, generating revenue of $21.9 million for the three months ended March 31, 2023, at an average price per bitcoin of approximately $23.2 thousand. The increase in revenue in the current period was primarily driven by the increase in bitcoin price and our ability to maintain production despite an increase in network hashrate.

Cost of revenue

Cost of revenue for the three months ended March 31, 2024 was $14.8 million, compared to $8.1 million for the three months ended March 31, 2023 and consisted primarily of power costs at the Odessa Facility as delivered under our power purchase agreement with Luminant ET Services Company LLC (the “Luminant Power Agreement”), as well as maintenance expenses for mining equipment.

The increase was primarily driven by increased maintenance expenses as a result of the Odessa Facility being fully operational. In the current quarter, Cost of revenue included $1.1 million of non-recurring costs to purchase upgraded parts to increase the efficiency of our miners.

Compensation and benefits

Compensation and benefits increased to $13.0 million for the three months ended March 31, 2024 compared to $11.9 million for the three months ended March 31, 2023. The increase is primarily driven by an increase in headcount throughout 2023.

General and administrative

General and administrative expenses were $6.1 million for the three months ended March 31, 2024 compared to $5.5 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in professional fees in preparation for transitioning away from emerging growth company status during the three months ended March 31, 2024.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2024 was $17.2 million, compared to $11.7 million for the three months ended March 31, 2023. Depreciation and amortization primarily relates to miners, mining equipment and leasehold improvements at the Odessa Facility. Also included in depreciation is the amortization of our finance lease right-of-use asset for our Interconnection Electrical Facilities (as defined below) that provides power to the Odessa Facility, amortization on our intangible assets, and accretion of our estimated asset retirement obligation related to the Odessa Facility and depreciation of the associated capitalized costs. The increase in depreciation in the current period primarily relates to increased assets placed into service in late 2023 to finish the build-out at the Odessa Facility.

Change in fair value of derivative asset

The change in the fair value of our derivative asset related to the Luminant Power Agreement resulted in a gain of $7.4 million during the three months ended March 31, 2024 compared to $5.3 million for the three months ended March 31, 2023. The gains in both periods were primarily due to the change in the power market forward curve over the respective periods as power prices in the futures market continue to increase.

Power sales

In accordance with the Luminant Power Agreement, we sold excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for which we received proceeds of $1.2 million for the three months ended March 31, 2024 compared to $0.1 million for the three months ended March 31, 2023. Power sales vary each period due to changes in the opportunity cost of selling power instead of mining bitcoin.

Equity in (gains) losses of equity investees

Equity in gains of equity investees totaled approximately $0.7 million for the three months ended March 31, 2024, compared to Equity in losses of equity investees of $0.8 million for the three months ended March 31, 2023. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022 with values at the time of the contributions that were less than the costs we paid to obtain the miners. We are accreting these basis differences over the five-year useful life of the miners. We recognized an expense of approximately $1.7 million for the three months ended March 31, 2024 and 2023, respectively, for the accretion of basis differences.

Gains on fair value of bitcoin

Pursuant to the adoption of ASC 2023-08, which we adopted as of January 1, 2023, crypto assets are required to be presented at fair value on the balance sheet, with changes in fair value recorded to the statement of operations. On January 1, 2023, upon adoption of ASC 2023-08, we recorded an opening retained earnings adjustment of $0.2 million, which represents the difference between the carrying value (presented as cost less impairment prior to the adoption of ASC 2023-08) and the fair value of our bitcoin holdings. Gains on fair value of bitcoin was $40.6 million during the three months ended March 31, 2024, compared to $4.3 million for the three months ended March 31, 2023. The increase in the current period was primarily driven by an increase in bitcoin held at higher prices by the Company with a bitcoin inventory of 1730 held at $71.3 thousand per bitcoin at March 31, 2024, compared to 416 bitcoin held at roughly $28.5 thousand per bitcoin at March 31, 2023.

Other gains

We recognized proceeds of approximately $2.3 million during the three months ended March 31, 2023 related to the sale of transferable coupons received from Bitmain Technologies Limited (“Bitmain”), with no comparable activity for the three months ended March 31, 2024. These coupons could be redeemed by us only through the purchase of additional miners from Bitmain prior to the April 2023 expiration date; however, we did not expect to use them and instead sold the coupons to a third party that approached us with interest to purchase them.

Other income (expense)

Other expense totaled $1.3 million for the three months ended March 31, 2024, consisting of a realized loss on derivative trading on the expiry of options of $1.9 million, $0.4 million of interest expense recognized related to our finance lease for the Interconnection Electrical Facilities, partially offset by $0.8 million of interest income earned on Cash and cash equivalent balances held in interest bearing accounts. Other income for the three months ended March 31, 2023 was not significant.

Income tax expense

Income tax expense totaled $5.6 million, or 12.2% of income before taxes, and $0.1 million, or (1.6%) of a loss before taxes for the three months ended March 31, 2024 and 2023, respectively, and was determined using the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

Liquidity and Capital Resources

We used cash flows from operations of $26.6 million for the three months ended March 31, 2024. As of March 31, 2024, we had cash and cash equivalents of $88.7 million, total stockholders’ equity of $600.9 million and an accumulated deficit of $96.9 million. For our fiscal years prior to 2023, we relied in large part on proceeds from the consummation of our business combination with Good Works Acquisition Corp. (“GWAC”) to fund our operations. During fiscal year 2023, we funded operations through a combination of at-the-market stock issuances and bitcoin sales. During the three months ended March 31, 2024, we have not needed to sell our bitcoin inventory to support operating expenses.

On August 14, 2023, we entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we established a secured line of credit up to $10.0 million (the “Credit Facility”). We will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of March 31, 2024 we have not drawn upon the Credit Facility.

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

On August 3, 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC and Compass Point Research & Trading, LLC (each, an “Original Agent” and, together, the “Original Agents”), pursuant to which we may offer and sell pursuant to a prospectus supplement, from time to time through or to the Original Agents, shares of our Common Stock, for aggregate gross proceeds of up to $250.0 million. The offering and sale of up to $250.0 million of the Shares has been registered under the Registration Statement, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on August 4, 2023 (the “Prospectus Supplement”).

On March 6, 2024, we entered into an amendment (the “Amendment”) to the Sales Agreement (as amended, the “Amended Sales Agreement”) by and among the Original Agents, Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Virtu Americas LLC (“Virtu”) (each of the Original Agents, Stifel and Virtu, an “Agent” and, together, the “Agents”). The Amendment modifies the Sales Agreement to include Stifel and Virtu as additional agents under the Amended Sales Agreement. On March 6, 2024, we also filed an amendment to the Prospectus Supplement (i) increasing the dollar amount of shares available to be sold pursuant to the Amended Sales Agreement, to $296,560,661, which consists of $96,560,661 remaining as originally authorized under the Prospectus Supplement and an additional $200,000,000, and (ii) including Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC as additional Agents. For the quarter ended March 31, 2024, we received net proceeds on sales of 14.2 million shares of common stock under the Prior Sales Agreement and the Amended Sales Agreement of approximately $64.5 million (net of commissions and expenses) at a weighted average price of $4.53.

Management believes that our existing financial resources, combined with projected cash and bitcoin inflows from our data centers and our intent and ability to sell bitcoin received or earned, will be sufficient to enable us to meet our operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(26,636)	$(10,142)
Net cash (used in) provided by investing activities	(30,957)	2,618
Net cash provided by (used in) financing activities	60,163	(481)
Net increase (decrease) in cash and cash equivalents	$2,570	$(8,005)

Operating Activities

Net cash used in operating activities increased by $16.5 million to $26.6 million for the three months ended March 31, 2024 from $10.1 million for the three months ended March 31, 2023. We earned net income of $39.9 million for the three months ended March 31, 2024, compared to a net loss of $4.6 million for the three months ended March 31, 2023, representing an increase of $44.5 million. Cash flows from operating activities was impacted by a $53.9 million increase in non-cash items, primarily driven by a $26.4 million increase in bitcoin received as payment from our mining pool operator, and a $36.3 million increase in gains on the fair value of bitcoin. Additionally, changes in assets and liabilities resulted in a decrease in cash used of $7.1 million between the three months ended March 31, 2024 and 2023.

Investing Activities

Cash flows from investing activities decreased by $33.6 million to $31.0 million of net cash used in investing activities for the three months ended March 31, 2024 compared to $2.6 million of net cash provided by investing activities for the three months ended March 31, 2023, primarily related to a $21.0 million decrease in proceeds from bitcoin sales as we build bitcoin inventory, and a $15.2 million increase in contributions to equity investees related to expansions at the Bear and Chief facilities, partially offset by a $10.0 million decrease in purchases of property and equipment which in the prior period related to building out the Odessa facility.

Financing Activities

Cash flows from financing activities increased by $60.6 million to $60.2 million net cash provided by financing activities for the three months ended March 31, 2024 from $0.5 million net cash used in financing activities for the three months ended March 31, 2023, primarily driven by $66.2 million of proceeds from the issuance of common stock during the three months ended March 31, 2024, with no comparable activity in the prior year period.

Limited Business History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in exploration and/or development, and possible cost overruns due to price and cost increases in services. We may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, acquisitions or unforeseen circumstances. Additionally, we have incurred and expect to continue to incur significant costs related to becoming a public company. Accordingly, we may engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons; however, we may not be able to timely secure additional debt or equity financings on favorable terms, if at all. If we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Furthermore, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect our business plan. For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We may need to raise additional capital, which may not be available on terms acceptable to us, or at all” in our 2023 Form 10-K.

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

Non-GAAP Financial Measures

We are providing supplemental financial measures for Adjusted Earnings that excludes the impact of depreciation and amortization, the non-cash change in fair value of derivative asset, the non-cash change in fair value of the warrant liability, nonrecurring gains and losses, deferred income taxes, and share-based compensation expense. This supplemental financial measure is not a measurement of financial performance under accounting principles generally accepted in the United Stated (“GAAP”) and, as a result, this supplemental financial measure may not be comparable to similarly titled measures of other companies. Management uses this non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe the use of this non-GAAP financial measure can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from the non-GAAP financial measure, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers and directors. Similarly, we expect that depreciation and amortization will continue to be a recurring expense over the term of the useful life of the related assets. Our non-GAAP financial measure is not meant to be considered in isolation and should be read only in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP. We rely primarily on such condensed consolidated financial statements to understand, manage and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our Adjusted Earnings to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Reconciliation of Adjusted Earnings:
Net income (loss)	$39,900	$(4,553)
Change in fair value of derivative asset	(7,359)	(5,328)
Share-based compensation expense	8,317	8,810
Depreciation and amortization	17,244	11,655
Deferred income tax expense	5,178	53
Other gains - nonrecurring	-	(2,260)
Change in fair value of warrant liability	(250)	37
Adjusted earnings	63,030	8,414

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. A description of our significant accounting policies in included in our 2023 Form 10-K. You should read the accompanying unaudited condensed consolidated financial statements in conjunction with our audited consolidated financial statements and accompanying notes in our 2023 Form 10-K. There have been no material changes in the information disclosed in the notes to our audited consolidated financial statements included in our 2023 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2024, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

Remediation of Material Weakness

As noted in the 2023 Form 10-K, during management’s assessment of internal controls over financial reporting, a material weakness was identified related to certain Information Technology General Controls over user access, segregation of duties and change management controls.

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
•
Continue to formalize our policies and processes including those over outside service providers with a specific focus on enhancing design and documentation related to (i) developing and communicating additional policies and procedures to govern the areas of IT change management and user access processes and related control activities and (ii) develop robust processes to validate data received from third-parties and relied upon to generate financial statements that are complete and accurate.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. There have been no material changes to such proceedings previously disclosed in our 2023 Form 10-K.

Item 1A. Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No.	Exhibit	Filing Date	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/2021
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/2021
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/2020
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/2020
10.1	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement by and among Cipher Mining Inc. and Cantor Fitzgerald & Co., Canaccord Genuity LLC, Compass Point Research & Trading, LLC, Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, dated March 6, 2024.	8-K	001-39625	1.1	3/6/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

CIPHER MINING INC.

Date: May 7, 2024	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)