Form 10-Q
period 2024-06-30
Cipher Mining Inc.
filed 2024-08-13
CIK 1819989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the registrant had 328,941,426 shares of Common Stock, $0.001 par value per share, outstanding.

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
•
Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics, and similar events could adversely affect our business, financial condition and results of operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$122,557	$86,105
Accounts receivable	286	622
Receivables, related party	176	245
Prepaid expenses and other current assets	3,599	3,670
Bitcoin	138,079	32,978
Derivative asset	44,702	31,878
Total current assets	309,399	155,498
Property and equipment, net	239,075	243,815
Deposits on equipment	58,063	30,812
Intangible assets, net	8,503	8,109
Investment in equity investees	49,949	35,258
Derivative asset	78,228	61,713
Operating lease right-of-use asset	9,926	7,077
Security deposits	22,246	23,855
Other noncurrent assets	203	-
Total assets	$775,592	$566,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,733	$4,980
Accounts payable, related party	-	1,554
Accrued expenses and other current liabilities	17,855	22,439
Finance lease liability, current portion	3,595	3,404
Operating lease liability, current portion	1,262	1,166
Warrant liability	-	250
Total current liabilities	36,445	33,793
Asset retirement obligation	19,337	18,394
Finance lease liability	9,281	11,128
Operating lease liability	9,181	6,280
Deferred tax liability	10,577	5,206
Total liabilities	84,821	74,801
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 335,557,872 and 296,276,536 shares issued as of June 30, 2024 and December 31, 2023, respectively, and 328,616,426 and 290,957,862 shares outstanding as of June 30, 2024, and December 31, 2023, respectively	336	296
Additional paid-in capital	802,610	627,822
Accumulated deficit	(112,168)	(136,777)
Treasury stock, at par, 6,941,446 and 5,318,674 shares at June 30, 2024 and December 31, 2023, respectively	(7)	(5)
Total stockholders’ equity	690,771	491,336
Total liabilities and stockholders’ equity	$775,592	$566,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue - bitcoin mining	$36,808	$31,224	$84,945	$53,119
Costs and operating expenses (income)
Cost of revenue	14,281	15,868	29,101	24,009
Compensation and benefits	16,285	12,668	29,321	24,605
General and administrative	8,365	8,667	14,442	14,150
Depreciation and amortization	20,251	14,412	37,495	26,067
Change in fair value of derivative asset	(21,980)	(3,222)	(29,339)	(8,550)
Power sales	(1,109)	(5,651)	(2,282)	(5,749)
Equity in losses (gains) of equity investees	577	1,431	(161)	2,181
Losses (gains) on fair value of bitcoin	16,309	(860)	(24,247)	(5,124)
Other gains	-	-	-	(2,260)
Total costs and operating expenses (income)	52,979	43,313	54,330	69,329
Operating (loss) income	(16,171)	(12,089)	30,615	(16,210)
Other income (expense)
Interest income	1,053	25	1,839	101
Interest expense	(372)	(485)	(772)	(886)
Change in fair value of warrant liability	-	(22)	250	(59)
Other income (expense)	727	(12)	(1,231)	(12)
Total other income (expense)	1,408	(494)	86	(856)
(Loss) income before taxes	(14,763)	(12,583)	30,701	(17,066)
Current income tax expense	(335)	(31)	(721)	(48)
Deferred income tax expense	(193)	(584)	(5,371)	(637)
Total income tax expense	(528)	(615)	(6,092)	(685)
Net (loss) income	$(15,291)	$(13,198)	$24,609	$(17,751)
Net (loss) income per share - basic and diluted	$(0.05)	$(0.05)	$0.08	$(0.07)
Weighted average shares outstanding - basic	314,353,742	249,127,664	305,497,621	248,892,181
Weighted average shares outstanding - diluted	314,353,742	249,127,664	316,652,300	248,892,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

(unaudited)

Three Months Ended June 30, 2024

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of March 31, 2024	312,649,102	$313	$697,494	$(96,877)	(6,105,772)	$(6)	$600,924
Issuance of common shares, net of offering costs - At-the-market offering	20,626,145	21	95,836	-	-	-	95,857
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,282,625	3	(4,057)	-	(835,674)	(1)	(4,055)
Share-based compensation	-	-	13,337	-	-	-	13,337
Net loss	-	-	-	(15,291)	-	-	(15,291)
Balance as of June 30, 2024	335,557,872	$336	$802,610	$(112,168)	(6,941,446)	$(7)	$690,771

Three Months Ended June 30, 2023

	Common Stock		Additional	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Stockholders’ Equity
Balance as of March 31, 2023	253,050,088	$253	$462,181	$(115,553)	(4,144,081)	$(4)	$346,877
Issuance of common shares, net of offering costs - At-the-market offering	978,207	1	2,744				2,745
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	674,817	-	(632)	-	(237,654)	-	(632)
Share-based compensation	92,514	-	9,178	-	-	-	9,178
Net loss	-	-		(13,198)	-	-	(13,198)
Balance as of June 30, 2023	254,795,626	$254	$473,471	$(128,751)	(4,381,735)	$(4)	$344,970

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share amounts)

(unaudited)

Six Months Ended June 30, 2024

	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336
Issuance of common shares, net of offering costs - At-the-market offering	34,872,380	35	160,369	-	-	-	160,404
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	4,408,956	5	(7,235)		(1,622,772)	(2)	(7,232)
Share-based compensation		-	21,654	-	-	-	21,654
Net income	-	-	-	24,609	-	-	24,609
Balance as of June 30, 2024	335,557,872	$336	$802,610	$(112,168)	(6,941,446)	$(7)	$690,771

Six Months Ended June 30, 2023

	Common Stock		Additional		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance as of December 31, 2022	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892
Cumulative effect upon adoption of ASU 2023-08	-	-	-	209	-	-	209
Issuance of common shares, net of offering costs - At-the-market offering	978,207	1	2,744	-	-	-	2,745
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,473,756	2	(1,115)	-	(838,388)	-	(1,113)
Share-based compensation	248,358	-	17,988	-	-	-	17,988
Net loss	-	-	-	(17,751)	-	-	(17,751)
Balance as of June 30, 2023	254,795,626	$254	$473,471	$(128,751)	(4,381,735)	$(4)	$344,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$24,609	$(17,751)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	37,192	26,067
Amortization of intangible assets	303	-
Amortization of operating right-of-use asset	565	452
Share-based compensation	21,654	17,988
Equity in (gains) losses of equity investees	(161)	2,181
Non-cash lease expense	762	878
Other operating activities	(1,839)	-
Income taxes	5,371	637
Bitcoin received as payment for services	(85,281)	(52,836)
Change in fair value of derivative asset	(29,339)	(8,550)
Change in fair value of warrant liability	(250)	59
Gains on fair value of bitcoin	(24,247)	(5,124)
Changes in assets and liabilities:
Accounts receivable	336	(282)
Receivables, related party	69	(512)
Prepaid expenses and other current assets	71	4,994
Security deposits	1,609	(12)
Other non-current assets	(203)	-
Accounts payable	(47)	(185)
Accounts payable, related party	-	(1,529)
Accrued expenses and other current liabilities	(2,745)	6,323
Lease liabilities	(417)	(594)
Net cash used in operating activities	(51,988)	(27,796)
Cash flows from investing activities
Proceeds from sale of bitcoin	10,334	52,475
Deposits on equipment	(35,748)	(2,932)
Purchases of property and equipment	(15,766)	(28,541)
Purchases and development of software	(698)	-
Prepayments on financing leases	-	(3,676)
Capital distributions from equity investees	-	3,807
Investment in equity investees	(20,435)	(3,095)
Net cash (used in) provided by investing activities	(62,313)	18,038
Cash flows from financing activities
Proceeds from the issuance of common stock	163,276	2,821
Offering costs paid for the issuance of common stock	(2,868)	(76)
Repurchase of common shares to pay employee withholding taxes	(7,237)	(1,114)
Principal payments on financing lease	(2,418)	(2,059)
Net cash provided by (used in) financing activities	150,753	(428)
Net increase (decrease) in cash and cash equivalents	36,452	(10,186)
Cash and cash equivalents, beginning of the period	86,105	11,927
Cash and cash equivalents, end of the period	$122,557	$1,741

	Six months ended June 30,
	2024	2023
Supplemental disclosure of noncash investing and financing activities
Reclassification of deposits on equipment to property and equipment	$13,799	$72,130
Bitcoin received from equity investees	$5,907	$317
Settlement of related party payable related to master services and supply agreement	$1,554	$-
Right-of-use asset obtained in exchange for finance lease liability	$3,414	$14,212
Equity method investment acquired for non-cash consideration	$-	$1,926
Sales tax accrual on machine purchases	$-	$1,837
Finance lease cost in accrued expenses	$-	$2,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. ORGANIZATION

Nature of operations

Cipher Mining Inc. (“Cipher” or the “Company”) is an emerging technology company that develops and operates industrial scale bitcoin mining data centers. Bitcoin mining is the Company’s principal revenue generating business activity. The Company operates one wholly-owned data center and jointly operates three partially-owned data centers that were acquired through investments in joint ventures.

The Company began deployment of capacity in 2022, with mining operations beginning at the partially-owned Alborz facility in February 2022 (the “Alborz Facility”), as well as the partially-owned Bear facility (the “Bear Facility”) and the partially-owned Chief facility (the “Chief Facility”) in October 2022. The Company began bitcoin mining operations at the wholly-owned Odessa facility (the “Odessa Facility”) in November 2022. In December 2023, the Company announced the acquisition of a site for a new wholly-owned data center in Winkler County, Texas, the “Black Pearl Facility”, which is expected to commence operations in 2025.

Bitfury Top HoldCo B.V. and its subsidiaries (“Bitfury Top HoldCo” and, with its subsidiaries, the “Bitfury Group”) beneficially owned approximately 33.6% of the Company’s common stock, $0.001 par value per share (“Common Stock”), as of June 30, 2024.

Out-of-period-adjustments

Cost of revenue and power sales for the three and six months ended June 30, 2023 included out-of-period adjustments of approximately $1.0 million and $0.6 million, respectively, and $2.0 million and $1.6 million, respectively, that increased both cost of revenue and power sales on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2023, and resulted in net increases to operating loss and loss before taxes of approximately $0.4 million during both periods. These out-of-period adjustments related to power costs and power sales for the year ended December 31, 2022 at the Company’s Odessa Facility, which are invoiced on a net basis by the Company’s power provider. Management evaluated the impact of this error on the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2022, as well as on its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, assessing the error both quantitatively and qualitatively, and concluded that the error was not material to the financial statements for either period.

Risks and uncertainties

Liquidity, capital resources and limited business history

The Company has historically experienced net losses and negative cash flows from operations. As of June 30, 2024, the Company had approximate balances of cash and cash equivalents of $122.6 million, working capital of $273.0 million, total stockholders’ equity of $690.8 million and an accumulated deficit of $112.2 million. During the fiscal year ended December 31, 2023, and the six months ended June 30, 2024, the Company used proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, as well as strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.

The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $52.0 million of cash was used for operating activities during the six months ended June 30, 2024.

During the six months ended June 30, 2024, the Company paid approximately $35.7 million for deposits on equipment in connection with new miner purchases for its Odessa Facility, and reclassified approximately $13.8 million to property and equipment related to these miners being placed into service.

The Company has a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, the Company established a secured line of credit up to $10.0 million (the “Credit Facility”). The Company will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of June 30, 2024, the Company has not drawn upon the Credit Facility.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Certain prior year amounts have been reclassified for consistency with the current period presentation. Effective for the quarter ended March 31, 2024, the Company changed the presentation of its condensed consolidated income statement to separately disclose Compensation and benefits from General and administrative. The Company believes this presentation provides increased transparency on the nature of the respective financial statement line items. As a result, the Company reported $12.7 million, and $24.6 million as Compensation and benefits for the three and six months ended June 30, 2023, respectively, which was previously reported in General and administrative.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

On the last business day of the second quarter in 2024, the aggregate market value of the Company’s shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2024, it will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company. Due to loss of emerging growth company status, the Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and its independent registered public accounting firm will evaluate and report on the effectiveness of internal controls over financial reporting.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Commencing with the Company’s Annual Report on Form 10-K for the year ending December 31, 2024, it will adopt any accounting pronouncements deferred under the extended transition period election on or before December 31, 2024.

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

Income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts net income (loss) and net income (loss) per common share for the effect of all potentially dilutive shares of Common Stock. Potentially dilutive common shares consist of the Company’s outstanding warrants to purchase Common Stock, as well as unvested restricted stock units (“RSUs”).

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

The Company’s potentially dilutive common shares have been excluded from the computation of diluted net loss per common share when the effect would be to reduce the net loss per common share, or increase the net income per common share.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods indicated below:

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted income (loss) per share:
Net income (loss)	$(15,291)	$(13,198)	$24,609	$(17,751)

Weighted average shares outstanding - basic	314,353,742	249,127,664	305,497,621	248,892,181
Add:
RSUs	-	-	11,154,680	-
Weighted average shares outstanding - diluted	314,353,742	249,127,664	316,652,300	248,892,181

Net income (loss) per share - basic	$(0.05)	$(0.05)	$0.08	$(0.07)
Net income (loss) per share - diluted	$(0.05)	$(0.05)	$0.08	$(0.07)

The following table presents the common shares that are excluded from the computation of diluted net income (loss) per common share at June 30, 2024 and 2023, because including them would have been antidilutive.

	June 30,
	2024	2023
Public warrants	8,613,980	8,499,980
Private placement warrants	-	114,000
Unvested RSUs	-	23,134,869
	8,613,980	31,748,849

Recently issued and adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The Company adopted ASU 2023-08 effective January 1, 2023, as reflected in the Company’s Form 10-K for the year ended December 31, 2023. The adoption resulted in a $0.2 million adjustment to opening Retained earnings on January 1, 2023, as well as an increase of Operating loss, and Net loss of $0.5 million as reported for the three months ended June 30, 2023, and a reduction of Operating loss, and Net loss of $1.6 million and a reduction of Basic and diluted net loss per share of $0.01 as reported for the six months ended June 30, 2023.

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

NOTE 3. BITCOIN

The following table presents information about the Company’s bitcoin (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Opening balance	$32,978	$6,283
Cumulative effect upon adoption of ASU 2023-08	-	209
Bitcoin received from equity investees	5,907	317
Bitcoin received from mining activities	85,281	52,836
Proceeds from sale of bitcoin	(10,334)	(52,479)
Realized gains on sale of bitcoin	4,868	2,695
Unrealized gains on fair value of bitcoin	19,379	2,435
Ending balance	$138,079	$12,296

The Company held approximately 2,203, and 780 bitcoin at June 30, 2024, and December 31, 2023, respectively. The associated fair value and cost basis of bitcoin held was $138.1 million, and $116.6 million, respectively, at June 30, 2024, and $33.0 million, and

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$30.9 million, respectively at December 31, 2023. Fair value of bitcoin is estimated using the closing price of bitcoin, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset).

The Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of June 30, 2024, 30 bitcoin with a fair value of $1.9 million were pledged. Restrictions on this bitcoin pledged as collateral will lapse in the fourth quarter of 2024. As of December 31, 2023, 10 bitcoin with a fair value of $0.4 million were pledged. Restrictions on that collateral lapsed on January 26, 2024.

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

The Company’s management determined that the Luminant Power Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Luminant Power Agreement is recorded at its estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 17. Fair Value Measurements.

The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From power sales, the Company earned approximately $1.1 million and $2.3 million for the three and six months ended June 30, 2024, respectively, and $5.7 million for both the three and six months ended June 2023, respectively, and recorded this amount within costs and operating expenses (income) on the unaudited condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in cost of revenue. See Note 1. Organization for information regarding the out-of-period adjustments recorded during the three and six months ended June 30, 2023, which affected cost of power, power sales, net operating loss and net loss on the Company’s unaudited condensed consolidated statement of operations.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Miners and mining equipment	$176,881	$163,523
Leasehold improvements	137,494	138,883
Office and computer equipment	272	279
Autos	73	73
Furniture and fixtures	88	88
Construction-in-progress	19,506	49
Total cost of property and equipment	334,314	302,895
Less: accumulated depreciation	(95,239)	(59,080)
Property and equipment, net	$239,075	$243,815

As of June 30, 2024, the Company has added approximately $19.5 million of construction-in-progress related to the Black Pearl Facility. Depreciation expense was approximately $20.3 million and $14.4 million, respectively, for the three months ended June 30, 2024, and 2023, including approximately $0.6 million and $0.4 million, respectively, of accretion expense related to the Company’s asset retirement obligation. Depreciation expense was approximately $37.2 million and $26.1 million, respectively, for the six months ended June 30, 2024 and 2023, respectively, and included approximately $0.9 million for both the six months ended June 30, 2024 and 2023, of accretion expense related to the Company’s asset retirement obligation.

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2024, the Company entered into agreements with Bitmain Technologies Delaware Limited (“Bitmain”) and Canaan Creative Global Pte. Ltd. (“Canaan”) to purchase the newest generation miners to be delivered in the fourth quarter of 2024. As more efficient machines were available earlier than anticipated, this prompted a shift in the Company's planned use of the existing miners. The Company will use these new miners to replace less efficient machines at the Odessa Facility instead of deploying at the Black Pearl Facility. Due to the change in intention, the Company deemed this event a trigger to reevaluate the estimated useful lives of the miners, and the Company reduced the estimated useful life of miners from five years to three years. The Company changed this accounting policy effective June 1, 2024 and accounted for it prospectively. This change in estimate resulted in a $3 million increase in Depreciation and amortization expense, and respective reduction of Operating (loss) income, and Net (loss) income for the three and six months ended June 30, 2024, and a $0.01 increase in Net loss per share and a $0.01 decrease in Net income per share for the three and six months ended June 30, 2024.

NOTE 6. DEPOSITS ON EQUIPMENT

In the fourth quarter of 2023, the Company entered into an agreement with Bitmain to purchase 7.1 EH/s of miners to be delivered in the first half of 2025 (the “Original Agreement”). The Company paid a deposit of $9.9 million upon execution of the agreement. In the second quarter of 2024, the Company paid an additional $16.9 million towards this contract, in addition to amending the agreement to upgrade the miners, and accelerate the delivery from the first half of 2025 to the fourth quarter of 2024. This commitment has $107.4 million remaining to be paid as of June 30, 2024. The agreement also has an option to purchase an additional 8.7 EH/s in 2024 (the “Future Sales and Purchase Agreement”). The Company paid $12.2 million upon signing the agreement in the fourth quarter of 2023 as a deposit, which can be used towards purchases under this option. On July 10, 2024, the Company entered into an agreement to amend the Future Sales and Purchase agreement (the “Amendment Agreement”). The Amendment Agreement upgraded the miners to be purchased under the option, and extended the option expiration from December 31, 2024 to June 30, 2025. The Company paid an additional $6.5 million as a deposit in connection with this amendment. See Note 19. Subsequent Events for additional information related to the Amendment Agreement.

In the second quarter of 2024, the Company entered into an agreement with Canaan to purchase 1.25 EH/s of miners to be delivered in the fourth quarter of 2024. The Company paid a deposit of $6.6 million in connection with the agreement, with $9.8 million left to be paid. Additionally, the contract included an option to purchase 160 MW of miners which the Company can exercise on or before June 30, 2025. The Company paid a deposit of $5.3 million associated with the option.

During the second quarter of 2024, the Company signed an agreement to purchase a backup transformer for the Odessa Facility. The Company paid $6.5 million for this equipment which is classified as a deposit on the Company’s consolidated balance sheet as of June 30, 2024.

NOTE 7. INVESTMENTS IN EQUITY INVESTEES

The Company uses the equity method of accounting to account for its 49% equity interest in its partially owned mining operations Alborz LLC, Bear LLC and Chief, LLC (the “Data Center LLCs”).

During fiscal year 2022, the Company contributed miners and mining equipment to the Data Center LLCs. The contributed miners had a fair value that was lower than the cost paid by the Company to obtain them. As such, the Company recognized a loss at the time of the contributions, resulting in basis differences of the miners between the Company and the Data Center LLCs, which recorded the contributions of equipment from the Company at historical cost. The Company accretes these basis differences over the same period and records the accretion amount for each reporting period within equity in losses of equity investees on its statements of operations. As of June 30, 2024, the Company had remaining basis differences totaling approximately $21.4 million that have not yet been accreted.

Activity in the Company’s investments in equity investees during the six months ended June 30, 2024, and 2023, consisted of the following (in thousands):

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Balance as of December 31, 2022	$37,478
Cost of contributed mining equipment and other capital contributions	1,925
Accretion of basis differences related to miner contributions	3,340
Capital distributions	(3,807)
Bitcoin received from equity investees	(317)
Equity in net losses of equity investees	(5,521)
Balance as of June 30, 2023	$33,098

Balance as of December 31, 2023	$35,258
Cost of contributed mining equipment and other capital contributions	20,437
Accretion of basis differences related to miner contributions	3,342
Capital distributions	-
Bitcoin received from equity investees	(5,907)
Equity in net losses of equity investees	(3,181)
Balance as of June 30, 2024	$49,949

NOTE 8. INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following for the dates indicated (in thousands):

		June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(204)	$6,796
Capitalized software	1,929	(222)	1,707
Total	$8,929	$(426)	$8,503

		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(28)	$6,972
Capitalized software	1,230	(93)	1,137
Total	$8,230	$(121)	$8,109

The Company recorded amortization expense related to intangible assets of $0.2 million and $0.3 million in the three and six months ended June 30, 2024, respectively, and nil in both the three and six months ended June 30, 2023. The Company expects to record amortization expense as follows over the next five subsequent years (in thousands):

Remaining Year Ended December 31, 2024	$355
Year Ended December 31, 2025	710
Year Ended December 31, 2026	710
Year Ended December 31, 2027	710
Year Ended December 31, 2028	635

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9. SECURITY DEPOSITS

The Company’s security deposits consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Luminant Power Purchase Agreement collateral	$12,554	$12,554
Luminant Purchase and Sale Agreement collateral	1,838	3,063
Operating lease security deposits	974	960
Oncor Facility Extension security deposit related to Black Pearl	6,269	6,269
Other deposits	611	1,009
Total security deposits	$22,246	$23,855

NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION

Prepaid expenses and other current assets were $3.6 million and $3.7 million as of June 30, 2024 and December 31, 2023, respectively, primarily consisting of prepaid insurance and employee compensation as of June 30, 2024, and prepaid insurance as of December 31, 2023.

The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Taxes (primarily sales tax)	$14,004	$15,184
Employee compensation	3,421	5,800
Legal settlement (1)	-	1,000
Other	430	455
Total accrued expenses and other current liabilities	$17,855	$22,439

__________

(1) See Note 13. Commitments and Contingencies for additional information regarding the legal settlement accrual as of June 30, 2024.

NOTE 11. RELATED PARTY TRANSACTIONS

Related party receivables

Related party receivables were $0.2 million as of both June 30, 2024 and December 31, 2023, consisting of expenses paid on behalf of the Data Center LLCs.

Purchase commitments, deposits on equipment and related party payables

On April 8, 2022, the Company entered into two agreements with the Bitfury Group, made under, and as a part of, the Master Services and Supply Agreement to purchase equipment related to data center construction. The Bitfury Group contracted with third-party vendors for the purchase of equipment and the receipt of services related to Cipher’s future mining operations. Pursuant to one of these arrangements between the Bitfury Group and a third-party vendor, the Company made payments directly to the third party vendor in place of the Bitfury Group totaling approximately $5.8 million during the year ended December 31, 2023 and the Company’s obligations to the Bitfury Group under the Master Services and Supply Agreement were reduced by the same amount. The Company and the Bitfury Group terminated the Master Services and Supply Agreement on February 28, 2024, for no additional consideration.

NOTE 12. LEASES

Combined Luminant Lease Agreement

The Company entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 and August 23, 2023 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to the Company for the data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) of the Odessa Facility. The Company also entered into the Luminant

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Purchase and Sale Agreement to build the infrastructure necessary to support its Odessa Facility operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842 (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.

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

Office leases

The Company leases office space for its headquarters in New York, New York. During the second quarter of 2024, the Company modified this lease to substitute the leased space with a larger office in the same location.

In July 2024, the Company also signed leases for office space in Charleston, South Carolina, and Denver, Colorado. These agreements are expected to commence in the third quarter of 2024.

Additional lease information

Components of the Company’s lease expenses are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Finance leases:
Amortization of ROU assets (1)	$761	$1,027	$1,522	$1,816
Interest on lease liability	370	477	762	878
Total finance lease expense	1,131	1,504	2,284	2,694
Operating leases:
Operating lease expense	548	467	987	921
Short-term lease rent expense	-	-	-	-
Total operating lease expense	548	467	987	921
Total lease expense	$1,679	$1,971	$3,271	$3,615

__________

(1) Amortization of finance lease ROU assets is included within depreciation expense.

The Company did not incur any variable lease costs during any of the periods presented.

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating cash flows - operating lease	$438	$396	$839	$791

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term – finance lease (in years)	3.2	3.7
Weighted-average remaining lease term – operating lease (in years)	7.5	5.8
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	10.2%	10.0%
Finance lease ROU assets (1)	$9,638	$11,160

__________

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) As of June 30, 2024 and December 31, 2023, the Company had recorded accumulated amortization of approximately $2.8 million and $1.3 million, respectively, for the finance lease ROU assets. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

As of June 30, 2024, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Year Ended December 31, 2024	$2,417	$1,110	$3,527
Year Ended December 31, 2025	4,834	3,556	8,390
Year Ended December 31, 2026	4,834	1,844	6,678
Year Ended December 31, 2027	3,223	1,871	5,094
Year Ended December 31, 2028	-	1,899	1,899
Thereafter	-	3,316	3,316
Total lease payments	15,308	13,596	28,904
Less present value discount	(2,432)	(3,153)	(5,585)
Total	$12,876	$10,443	$23,319

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of June 30, 2024, aside from miner purchase contracts described in further detail in Note 6. Deposits on Equipment.

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

Litigation

Luminant Power Agreement

On November 18, 2022, Luminant filed suit against the Company, seeking recoupment and return of money previously paid by Luminant to the Company in connection with Luminant’s (and its affiliates’) construction and energization of Cipher’s bitcoin mining data center in Odessa, Texas. Luminant contended that such payments, although voluntarily made by Luminant, were not due under the terms of the Luminant Power Agreement, as amended. The Company settled the dispute with Luminant (the “Luminant Settlement”). In connection with the Luminant Settlement, the Company, entered into (i) a Fourth Amendment to the Power Purchase

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Agreement (the “Amended PPA”) with Luminant, which amended the Luminant Power Agreement and (ii) a Second Amendment to the Lease Agreement (the "Amended Lease") with an affiliate of Luminant, which amended the Luminant Lease Agreement.

During the second quarter of 2023 and in connection with the Luminant Settlement, the Company established a $2.0 million accrual for the cost of resolving the claims, which was fully paid as of June 30, 2024.

NOTE 14. STOCKHOLDERS’ EQUITY

As of June 30, 2024, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).

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

During the six months ended June 30, 2024, the Company issued 4,013,379 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, and 395,577 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 1,622,772 of these shares of Common Stock from officers and employees, with a fair value of approximately $7.2 million, to cover taxes related to the settlement of vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.

At-the-Market Sales Agreement

On September 21, 2022, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 6, 2022 (the “Registration Statement”). In connection with the filing of the Registration Statement, the Company also entered into an at-the-market offering agreement (the “Prior Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Prior Agent”), under which the Company may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $250.0 million in “at-the-market” offerings through the Prior Agent. Effective August 1, 2023, the Company terminated the Prior Sales Agreement.

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

On March 6, 2024, the Company entered into an amendment (the “Amendment”) to the Sales Agreement (as amended, the “Amended Sales Agreement”) by and among the Original Agents, Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Virtu Americas LLC (“Virtu”) (each of the Original Agents, Stifel and Virtu, an “Agent” and, together, the “Agents”). The Amendment modifies the Sales Agreement to include Stifel and Virtu as additional agents under the Amended Sales Agreement. On March 6, 2024, the Company also filed an amendment to the Prospectus Supplement (i) increasing the dollar amount of shares available to be sold pursuant to the Amended Sales Agreement, to $296,560,661, which consists of $96,560,661 remaining as originally authorized under the Prospectus Supplement and an additional $200,000,000, and (ii) including Stifel and Virtu as additional Agents.

Pursuant to the Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Sales Agreement, the Company agreed to pay the Designated Agent a

CIPHER MINING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Sales Agreement. During the three months ended June 30, 2024, in connection with the Prior Sales Agreement and the Sales Agreement, the Company received proceeds of approximately $95.9 million, net of issuance costs, from the sale of 20,626,145 shares of common stock, with an average net selling price of $4.65 per share.

NOTE 15. WARRANTS

Upon consummation of the business combination, the Company assumed Common Stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,499,980 Public Warrants and 114,000 Private Placement Warrants outstanding as of December 31, 2023, and 8,613,980 Public Warrants and no Private Placement Warrants outstanding as of June 30, 2024. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.

NOTE 16. SHARE-BASED COMPENSATION

The Incentive Award Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, the Company may either issue new shares or reissue treasury shares.

Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Equity Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or (b) such smaller number of shares determined by the Board. On January 1, 2024, this resulted in an increase of 8,728,736 shares of Common Stock available for issuance under the Incentive Award Plan. As of June 30, 2024, 5,060,000 shares of Common Stock were available for issuance under the Incentive Award Plan.

The Company recognized total share-based compensation expense in Compensation and benefits on the unaudited condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service-based RSUs	$10,221	$5,580	$16,357	$10,827
Performance-based RSUs	1,824	3,378	3,771	6,720
Common stock, fully-vested	1,292	220	1,526	441
Total share-based compensation expense	$13,337	$9,178	$21,654	$17,988

Service-based RSUs

A summary of the Company’s unvested Service-based RSU activity for the six months ended June 30, 2024 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	17,047,242	$3.23
Granted	10,729,675	$3.20
Vested	(4,013,379)	$4.68
Unvested at June 30, 2024	23,763,538	$2.97

As of June 30, 2024, there was approximately $39.1 million of unrecognized compensation expense related to unvested Service-based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.3 years.

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

Performance-based RSUs

There was no new activity for unvested Performance-based RSUs during the six months ended June 30, 2024. There were 4,257,710 unvested Performance-based RSUs with a weighted average grant date fair value of $7.76 as of both June 30, 2024 and December 31, 2023. As of June 30, 2024, there was approximately $1.4 million of unrecognized compensation expense related to unvested Performance-based RSUs, which is expected to be recognized over a weighted-average derived service period of approximately 0.1 years.

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

NOTE 17. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities measured at fair value are classified and disclosed in one of the following categories based on the inputs used to derive the fair value:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active and financial instruments for which all significant inputs are observable, either directly or indirectly; or

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable

The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	Fair Value Measured as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$121,717	$-	$-	$121,717
Bitcoin	138,079	-	-	138,079
Accounts receivable	286	-	-	286
Derivative asset	-	-	122,930	122,930
	$260,082	$-	$122,930	$383,012

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

Level 3 asset

The Company’s derivative asset, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its unaudited condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the unaudited condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, which has a remaining term of approximately 3.1 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 6.23% and 6.11% as of June 30, 2024 and December 31, 2023, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2024, and 2023 (in thousands):

Balance as of December 31, 2022	66,702
Change in fair value	8,550
Balance as of June 30, 2023	$75,252

Balance as of December 31, 2023	93,591
Change in fair value	29,339
Balance as of June 30, 2024	$122,930

Level 3 liability

The Company’s Private Placement Warrants (as defined in Note 15. Warrants) were its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants used assumptions and estimates the Company believes would be made by a market participant in making the same valuation. As of March 31, 2024, all Private Placement Warrants were converted to Public Warrants, and as such no Private Placement Warrants were outstanding as of June 30, 2024.

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

The following table presents changes in the estimated fair value of the Private Placement Warrants for the six months ended June 30, 2024 and 2023 (in thousands):

Balance as of December 31, 2022	$7
Change in fair value	59
Balance as of June 30, 2023	$66

Balance as of December 31, 2023	$250
Change in fair value	(250)
Balance as of June 30, 2024	$-

NOTE 18. INCOME TAXES

The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded an income tax expense of approximately (3.6%) and (4.9%) of loss before taxes for the three months ended June 30, 2024, and 2023 respectively. The Company recorded an income tax expense of approximately 19.8% of income before taxes for the six months ended June 30, 2024 and an income tax expense of approximately (4.0%) of loss before taxes for the six months ended June 30, 2023.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report. The Company has identified the below subsequent events that have not otherwise been reported in these condensed consolidated financial statements or the notes thereto:

Miner Purchase Amendment

On July 10, 2024, the Company entered into the Amendment Agreement with Bitmain, which upgraded the miners the Company has the option to purchase (the “Option Miners”), and extended the call option period the Company has to exercise its purchase of the Option Miners, which may be exercised in whole or in part, in one or more transactions, from December 31, 2024 to June 30, 2025.

The purchase price for the Option Miners under the Amendment Agreement is $186.7 million. The Company paid an additional $6.2 million as a deposit in connection with this amendment.

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

We currently operate four bitcoin mining data centers in Texas, including one wholly-owned and three partially-owned data centers acquired through investments in joint ventures. Our largest data center is the Odessa data center (the “Odessa Facility”), which is our wholly-owned 207 MW facility located in Odessa, Texas. We also jointly operate the Alborz data center (the “Alborz Facility”) located near Happy, Texas, Bear data center (the “Bear Facility”) and our Chief data center (the “Chief Facility”) are both located near Andrews, Texas which are partially-owned through joint ventures with WindHQ LLC (“WindHQ”). We are also developing an additional wholly-owned data center in Winkler County, TX (“Black Pearl” or the “Black Pearl Facility”) for up to 300 MW, and we expect to energize 300 MW in 2025.

Our current intention is to continue to expand our bitcoin mining business by developing additional data centers, expanding capacity at our current data centers, developing our treasury management platform and entering into other arrangements, such as joint ventures, data center hosting agreements, or software licensing arrangements.

Our key mission is to expand and strengthen the Bitcoin network’s critical infrastructure. As of July 31, 2024, we operated an aggregate hashrate capacity of approximately 10.6 EH/s, utilizing approximately 310 MW of electricity, of which we owned an aggregate hashrate capacity of approximately 8.7 EH/s, utilizing approximately 257 MW of electricity.

Recent Developments

Miner Purchases and Miner Purchase Amendments

On June 5, 2024, we entered into a Sales and Purchase Contract (the “Canaan Agreement”) with Canaan Creative Global Pte. Ltd. (“Canaan”) to purchase 1.25 EH/s of miners to be delivered in the fourth quarter of 2024. We paid a deposit of $6.6 million in connection with the Canaan Agreement, with $9.8 million left to be paid. Additionally, the Canaan Agreement included an option to purchase 160 MW of miners which we can exercise on or before June 30, 2025. We paid a deposit of $5.3 million associated with the option.

Also on June 5, 2024, we entered into a Supplemental Agreement to the Future Sales and Purchase Agreement (the “Supplemental Agreement”) with Bitmain Technologies Delaware Limited (“Bitmain”), which supplements that certain Future Sales and Purchase Agreement, dated December 16, 2023 (the “Original Agreement”). The Supplemental Agreement (1) upgraded the purchase of 37,396 Antminer T21 miners to 30,364 Antminer S21 Pro miners (the “Bitmain Miners”) and (2) accelerated the delivery of the Bitmain Miners from April 2025 to September 2024 and October 2024. The purchase price for the Bitmain Miners under the Supplemental Agreement is $134.3 million.

On July 10, 2024, we entered into an Amendment Agreement to the Future Sales and Purchase Agreement (the “Amendment Agreement”) with Bitmain, which upgraded the miners we have the option to purchase (the “Option Miners”), and extended the call option period we have to exercise our purchase of the Option Miners, which may be exercised in whole or in part, in one or more transactions, from December 31, 2024 to June 30, 2025. The purchase price for the Option Miners under the Amendment Agreement is $186.7 million. We paid an additional $6.2 million as a deposit in connection with this amendment.

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

Summary of Bitcoin Mining Results

The following table presents information about our Bitcoin mining activities, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Balance as of December 31, 2023	780	$32,978
Bitcoin received from equity investees	89	5,907
Bitcoin received from mining activities	1,487	85,281
Proceeds from sale of bitcoin	(153)	(10,334)
Realized gains on sale of bitcoin	-	4,868
Unrealized gains on fair value of bitcoin	-	19,379
Balance as of June 30, 2024	2,203	$138,079

Components of our Results of Operations

For a description of the components of our results of operations, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue - bitcoin mining	$36,808	$31,224	$84,945	$53,119
Costs and operating expenses (income)
Cost of revenue	14,281	15,868	29,101	24,009
Compensation and benefits	16,285	12,668	29,321	24,605
General and administrative	8,365	8,667	14,442	14,150
Depreciation and amortization	20,251	14,412	37,495	26,067
Change in fair value of derivative asset	(21,980)	(3,222)	(29,339)	(8,550)
Power sales	(1,109)	(5,651)	(2,282)	(5,749)
Equity in losses (gains) of equity investees	577	1,431	(161)	2,181
Losses (gains) on fair value of bitcoin	16,309	(860)	(24,247)	(5,124)
Other gains	-	-	-	(2,260)
Total costs and operating expenses	52,979	43,313	54,330	69,329
Operating (loss) income	(16,171)	(12,089)	30,615	(16,210)
Other income (expense)
Interest income	1,053	25	1,839	101
Interest expense	(372)	(485)	(772)	(886)
Change in fair value of warrant liability	-	(22)	250	(59)
Other income (expense)	727	(12)	(1,231)	(12)
Total other income (expense)	1,408	(494)	86	(856)
(Loss) income before taxes	(14,763)	(12,583)	30,701	(17,066)
Current income tax expense	(335)	(31)	(721)	(48)
Deferred income tax expense	(193)	(584)	(5,371)	(637)
Total income tax expense	(528)	(615)	(6,092)	(685)
Net (loss) income	$(15,291)	$(13,198)	$24,609	$(17,751)

Comparative Results for the Three Months Ended June 30, 2024 and 2023

Revenue

Bitcoin mining operations at our Odessa Facility mined 558 bitcoin, generating revenue of $36.8 million for the three months ended June 30, 2024, at an average price per bitcoin of approximately $65.9 thousand, compared to 1,112 bitcoin, generating revenue of

$31.2 million for the three months ended June 30, 2023, at an average price per bitcoin of approximately $28.1 thousand. The increase in revenue in the current period was primarily driven by the increase in bitcoin price, partially offset by impact of the halving in April 2024.

Cost of revenue

Cost of revenue for the three months ended June 30, 2024 was $14.3 million, compared to $15.9 million for the three months ended June 30, 2023 and consisted primarily of power costs at the Odessa Facility as delivered under our power purchase agreement with Luminant ET Services Company LLC (the “Luminant Power Agreement”), as well as maintenance expenses for mining equipment. The decrease was primarily driven by decreased power costs at the Odessa Facility in the current year period.

Compensation and benefits

Compensation and benefits increased to $16.3 million for the three months ended June 30, 2024 compared to $12.7 million for the three months ended June 30, 2023. The increase is primarily driven by an increase in headcount and share-based compensation expense.

General and administrative

General and administrative expenses were $8.4 million for the three months ended June 30, 2024 compared to $8.7 million for the three months ended June 30, 2023. The decrease was primarily driven by a decrease on our D&O insurance in the current year.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2024 was $20.3 million, compared to $14.4 million for the three months ended June 30, 2023. Depreciation and amortization primarily relates to miners, mining equipment and leasehold improvements at the Odessa Facility. Also included in depreciation is the amortization of our finance lease right-of-use asset for our Interconnection Electrical Facilities (as defined below) that provides power to the Odessa Facility, amortization on our intangible assets, and accretion of our estimated asset retirement obligation related to the Odessa Facility and depreciation of the associated capitalized costs. The increase in depreciation in the current period primarily relates to increased assets placed into service in late 2023 to finish the build-out at the Odessa Facility, in addition to changing the estimated useful life of our miners from five years to three years effective June 1, 2024, increasing Depreciation and amortization by $3 million per month.

Change in fair value of derivative asset

The change in the fair value of our derivative asset related to the Luminant Power Agreement resulted in a gain of $22.0 million during the three months ended June 30, 2024 compared to $3.2 million for the three months ended June 30, 2023. The gains in both periods were primarily due to the change in the power market forward curve over the respective periods as power prices in the futures market continue to increase, outpacing the reduction of benefit from future periods.

Power sales

In accordance with the Luminant Power Agreement, we sold excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for which we received proceeds of $1.1 million for the three months ended June 30, 2024 compared to $5.7 million for the three months ended June 30, 2023. Power sales vary each period due to changes in the opportunity cost of selling power instead of mining bitcoin.

Equity in losses of equity investees

Equity in losses of equity investees totaled approximately $0.6 million for the three months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023. Equity in losses of equity investees consists of our 49% share in the earnings or losses generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the life of the miners. We recognized approximately $1.7 million for both the three months ended June 30, 2024 and June 2023, for the accretion of basis differences.

Losses (gains) on fair value of bitcoin

Losses on fair value of bitcoin was $16.3 million during the three months ended June 30, 2024, compared to gains of $0.9 million for the three months ended June 30, 2023. This activity primarily contains of the mark to market of our bitcoin held in inventory, and is highly correlated with bitcoin price. The loss in the current period was driven by an increase in bitcoin held in our inventory, and declining prices over the current quarter. The Company had a bitcoin inventory of 2,203 held at $62.7 thousand per bitcoin at June 30, 2024, compared to 1,730 bitcoin held at $71.3 thousand per bitcoin at March 31, 2024. In the prior year period, we held 404 bitcoin held at roughly $30.5 thousand per bitcoin at June 30, 2023, compared to 415 bitcoin held at $28.5 thousand per bitcoin at March 31, 2023.

Other income (expense)

Other income totaled $1.4 million for the three months ended June 30, 2024, primarily consisting of interest income earned on Cash and cash equivalent balances held in interest bearing accounts, gains and losses on derivative trading related to managing our bitcoin treasury, and interest expense on our finance lease related to our Interconnection Electrical Facilities. Other expense for the three months ended June 30, 2023 totaled $0.5 million and consisted primarily interest expense on our finance lease related to our Interconnection Electrical Facilities.

Income tax expense

Income tax expense totaled $0.5 million, or (3.6%) of income before taxes, and $0.6 million or (4.9%) of a loss before taxes for the three months ended June 30, 2024 and 2023, respectively, and was determined using the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

Comparative Results for the Six Months Ended June 30, 2024 and 2023

Revenue

Bitcoin mining operations at our Odessa Facility mined 1,477 bitcoin, generating revenue of $84.9 million for the six months ended June 30, 2024, at an average price per bitcoin of approximately $57.5 thousand, compared to 2,055 bitcoin, generating revenue of $53.1 million for the six months ended June 30, 2023, at an average price per bitcoin of approximately $25.8 thousand. The increase in revenue in the current period was primarily driven by the increase in bitcoin price, partially offset by impact of the halving in April 2024.

Cost of revenue

Cost of revenue for the six months ended June 30, 2024 was $29.1 million, compared to $24.0 million for the six months ended June 30, 2023 and consisted primarily of power costs at the Odessa Facility as delivered under the Luminant Power Agreement, as well as maintenance expenses for mining equipment. The increase was primarily driven by increased maintenance expenses as a result of the Odessa Facility being fully operational. In the current period, Cost of revenue included $1.1 million of non-recurring costs to purchase parts intended to increase the efficiency of our miners.

Compensation and benefits

Compensation and benefits increased to $29.3 million for the six months ended June 30, 2024 compared to $24.6 million for the six months ended June 30, 2023. The increase is primarily driven by an increase in headcount, and share-based compensation.

General and administrative

General and administrative expenses were consistent at $14.4 million for the six months ended June 30, 2024 compared to $14.2 million for the six months ended June 30, 2023.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2024 was $37.5 million, compared to $26.1 million for the six months ended June 30, 2023. Depreciation and amortization primarily relates to miners, mining equipment and leasehold improvements at the Odessa Facility. Also included in depreciation is the amortization of our finance lease right-of-use asset for our Interconnection Electrical Facilities (as defined below) that provides power to the Odessa Facility, amortization on our intangible assets, and accretion of our estimated asset retirement obligation related to the Odessa Facility and depreciation of the associated capitalized costs. The increase in depreciation in the current period primarily relates to increased assets placed into service in late 2023 to finish the build-out at the Odessa Facility, in addition to changing the estimated useful life of our miners from five years to three years effective June 1, 2024, increasing Depreciation and amortization by $3 million per month.

Change in fair value of derivative asset

The change in the fair value of our derivative asset related to the Luminant Power Agreement resulted in a gain of $29.3 million during the six months ended June 30, 2024 compared to $8.6 million for the six months ended June 30, 2023. The gains in both periods were primarily due to the change in the power market forward curve over the respective periods as power prices in the futures market continue to increase, outpacing the reduction of benefit from future periods.

Power sales

In accordance with the Luminant Power Agreement, we sold excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant for which we received proceeds of $2.3 million for the six months ended June 30, 2024 compared to $5.7 million for the six months ended June 30, 2023. Power sales vary each period due to changes in the opportunity cost of selling power instead of mining bitcoin.

Equity in (gains) losses of equity investees

Equity in gains of equity investees totaled approximately $0.2 million for the six months ended June 30, 2024, compared to Equity in losses of equity investees of $2.2 million for the six months ended June 30, 2023. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the five-year useful life of the miners. We recognized approximately $3.3 million for the six months ended June 30, 2024 and 2023, respectively, for the accretion of basis differences.

Gains on fair value of bitcoin

Gains on fair value of bitcoin was $24.2 million during the six months ended June 30, 2024, compared to $5.1 million for the six months ended June 30, 2023. The increase in the current period was primarily driven by an increase in bitcoin held at rising prices by the Company in the current period. We had a bitcoin inventory of 2,203 held at $62.7 thousand per bitcoin at June 30, 2024, compared to 780 bitcoin held at $42.2 thousand per bitcoin at December 31, 2023. In the prior year, we had 404 bitcoin held at roughly $30.5 thousand per bitcoin at June 30, 2023, compared to 394 bitcoin held at $16.5 thousand per bitcoin at December 31, 2022.

Other gains

We recognized proceeds of approximately $2.3 million during the six months ended June 30, 2023 related to the sale of transferable coupons received from Bitmain Technologies Limited, with no comparable activity for the six months ended June 30, 2024.

Other income (expense)

Other income totaled $0.1 million for the six months ended June 30, 2024, compared to Other expense of $0.9 million in the prior period, and in both periods primarily consisted of interest income earned on Cash and cash equivalent balances held in interest bearing accounts, gains and losses on derivative trading related to managing our bitcoin treasury, and interest expense recognized related to our finance lease for the Interconnection Electrical Facilities. The increase in Other income primarily relates to cash management to generate interest income from cash held in money market accounts.

Income tax expense

Income tax expense totaled $6.1 million, or 19.8% of income before taxes, and $0.7 million, or (4.0%) of a loss before taxes for the six months ended June 30, 2024 and 2023, respectively, and was determined using the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

Liquidity and Capital Resources

We used cash flows from operations of $52.0 million for the six months ended June 30, 2024. As of June 30, 2024, we had cash and cash equivalents of $122.6 million, total stockholders’ equity of $690.8 million and an accumulated deficit of $112.2 million. For our fiscal years prior to 2023, we relied in large part on proceeds from the consummation of our business combination with Good Works Acquisition Corp. (“GWAC”) to fund our operations. During fiscal year 2023, we funded operations through a combination of at-the-market stock issuances and bitcoin sales. During the six months ended June 30, 2024, we have not needed to sell our bitcoin inventory to support operating expenses.

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

On March 6, 2024, we entered into an amendment (the “Amendment”) to the Sales Agreement (as amended, the “Amended Sales Agreement”) by and among the Original Agents, Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Virtu Americas LLC (“Virtu”) (each of the Original Agents, Stifel and Virtu, an “Agent” and, together, the “Agents”). The Amendment modifies the Sales Agreement to include Stifel and Virtu as additional agents under the Amended Sales Agreement. On March 6, 2024, we also filed an amendment to the Prospectus Supplement (i) increasing the dollar amount of shares available to be sold pursuant to the Amended Sales Agreement, to $296,560,661, which consists of $96,560,661 remaining as originally authorized under the Prospectus Supplement and an additional $200,000,000, and (ii) including Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC as additional Agents. For the quarter ended June 30, 2024, we received net proceeds on sales of 20.6 million shares of common stock under the the Amended Sales Agreement of approximately $95.9 million (net of commissions and expenses) at an average net selling price of $4.65.

On August 14, 2023, we entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we established a secured line of credit up to $10.0 million (the “Credit Facility”). We will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of June 30, 2024 we have not drawn upon the Credit Facility.

Management believes that our existing financial resources, combined with projected cash and bitcoin inflows from our data centers and our intent and ability to sell bitcoin received or earned, will be sufficient to enable us to meet our operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.

Cash Flows

The following table summarizes our sources and uses of cash (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(51,988)	$(27,796)
Net cash (used in) provided by investing activities	(62,313)	18,038
Net cash provided by (used in) financing activities	150,753	(428)
Net increase (decrease) in cash and cash equivalents	$36,452	$(10,186)

Operating Activities

Net cash used in operating activities increased by $24.2 million to $52.0 million for the six months ended June 30, 2024 from $27.8 million for the six months ended June 30, 2023. We earned net income of $24.6 million for the six months ended June 30, 2024, compared to a net loss of $17.8 million for the six months ended June 30, 2023, representing an increase of $42.4 million. Cash flows from operating activities was impacted by a $57.0 million increase in non-cash items, primarily driven by a $32.4 million increase in bitcoin received as payment from our mining pool operator, $20.8 million gain on our derivative asset, and a $19.1 million increase in gains on the fair value of bitcoin. Additionally, changes in assets and liabilities resulted in a decrease in cash used of $9.5 million between the six months ended June 30, 2024 and 2023.

Investing Activities

Cash flows from investing activities decreased by $80.4 million to $62.3 million of net cash used in investing activities for the six months ended June 30, 2024 compared to $18.0 million of net cash provided by investing activities for the six months ended June 30,

2023, primarily related to a $42.1 million decrease in proceeds from bitcoin sales as we increased our bitcoin inventory, $32.8 million of deposits primarily related to new miner purchases, and a $17.3 million increase in contributions to equity investees related to expansions at the Bear and Chief facilities, partially offset by a $12.8 million decrease in purchases of property and equipment which in the prior period related to building out the Odessa facility.

Financing Activities

Cash flows from financing activities increased by $151.2 million to $150.8 million net cash provided by financing activities for the six months ended June 30, 2024 from $0.4 million net cash used in financing activities for the six months ended June 30, 2023, primarily driven by $160.5 million increase in proceeds from the issuance of common stock during the six months ended June 30, 2024.

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

Contractual Obligations and Other Commitments

On December 17, 2021, we entered into a lease agreement for executive office space, with an effective term that commenced on February 1, 2022 and monthly rent payments of approximately $0.1 million. The initial lease term was for a period of five years and four months. During the second quarter of 2024, we entered into an amendment to the lease agreement commencing on May 15, 2024, to increase the leased office space and extend the term through May 2029. Monthly rent payments associated with the amended lease are approximately $0.2 million.

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

The following is a reconciliation of our Adjusted Earnings to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Reconciliation of Adjusted Earnings:
Net (loss) income	$(15,291)	$(13,198)	$24,609	$(17,751)
Change in fair value of derivative asset	(21,980)	(3,222)	(29,339)	(8,550)
Share-based compensation expense	13,336	9,178	21,654	17,988
Depreciation and amortization	20,251	14,412	37,495	26,067
Deferred income tax expense	193	584	5,371	637
Other gains - nonrecurring	-	-	-	(2,260)
Change in fair value of warrant liability	-	22	(250)	59
Adjusted (loss) earnings	(3,491)	7,776	59,540	16,190

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. A description of our significant accounting policies in included in our 2023 Form 10-K. You should read the accompanying unaudited condensed consolidated financial statements in conjunction with our audited consolidated financial statements and accompanying notes in our 2023 Form 10-K. There have been no material changes in the information disclosed in the notes to our audited consolidated financial statements included in our 2023 Form 10-K, except the change in estimated useful life of our miners from five years to three years, as described in Note 5. Property and Equipment of Item 1. Financial Statements in this Form 10-Q.

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

On the last business day of the second quarter in 2024, the aggregate market value of our shares of common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2024, we will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company. Due to loss of emerging growth company status, we will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2024, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. There have been no material changes to such proceedings previously disclosed in our 2023 Form 10-K.

Item 1A. Risk Factors.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K, except for the risk factor noted below.

We will no longer qualify as an “emerging growth company” or a "smaller reporting company" as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, subject to applicable transition relief.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, compliance with requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2024, we will be deemed a large accelerated filer under the Exchange Act and will lose our status as an “emerging growth company” as of December 31, 2024. As a result, subject to certain grace periods, we will be required to:

•
engage an independent registered public accounting firm to provide an attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
submit certain executive compensation matters to stockholder advisory votes; and
•
disclose a compensation discussion and analysis, including disclosure regarding certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

We will no longer able to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

As a result of our loss of “emerging growth company” status, it is possible that investors will find our common stock less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Our officers and directors from time to time may adopt trading plans to transact in our common stock for a variety of reasons, including tax considerations, investment diversification, or other personal reasons. During the three months ended June 30, 2024, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each such plan, a “Rule 10b5-1 Plan”), as described below. On May 21, 2024, Tyler Page, Chief Executive Officer and Director, adopted a Rule 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 900,000 shares of our common stock until November 29, 2024. On May 17, 2024, Patrick Kelly, Co-President and Chief Operating Officer, adopted a Rule 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 428,078 shares of our common stock until May 16, 2025. On June 11, 2024, William Iwaschuk, Co-President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 323,694 shares of our common stock until June 10, 2025. No other directors or “officers” (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2024.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	From	File No.	Exhibit	Filing Date	Furnished Herewith
2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/2021
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/2021
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/2021
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/2020
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/2020
10.1	Amended and Restated Non-Employee Directors Compensation Policy					*
10.2	Supplemental Agreement to the Future Sales and Purchase Agreement, dated June 5, 2024, by and between Cipher Mining Infrastructure LLC and Bitmain Technologies Delaware Limited					*
10.3	Amendment Agreement to the Future Sales and Purchase Agreement, dated July 10, 2024, by and between Cipher Mining Infrastructure LLC and Bitmain Technologies Delaware Limited					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

CIPHER MINING INC.

Date: August 13, 2024	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)