Form 10-Q
period 2024-09-30
Cipher Mining Inc.
filed 2024-10-31
CIK 1819989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________.
Commission File Number: 001-39625
________________________________________________________________________________________________________________
Cipher Mining Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________________________________________________________________________

Delaware	85-1614529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Vanderbilt Avenue, Floor 54, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (332) 262-2300
________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CIFR	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per whole share	CIFRW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2024, the registrant had 347,806,123 shares of Common Stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report, other than statements of historical fact, including, without limitation, statements about our beliefs and expectations regarding our future results of operations and financial position, planned business model and strategy, timing and likelihood of success, capacity, functionality and timing of operation of data centers, expectations regarding the operations of data centers, potential strategic initiatives, such as joint ventures and partnerships, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward-looking statements in this Quarterly Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:
•Our business and the markets in which we operate are new and rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•We have an evolving business model and strategy, and efforts we may make to modify aspects of our business model or engage in various strategic initiatives could cause us to become subject to additional regulatory scrutiny, may require additional capital, and may not be successful or result in intended benefits.
•We are exposed to risks related to our ability to successfully source and develop new data centers and we may be unable to complete construction of our currently planned data centers, such as the Black Pearl Facility and the Barber Lake Facility, in a timely and cost-efficient manner.
•We may need to raise capital to pursue certain business opportunities and strategic advancements, which may not be available on terms acceptable to us.
•We have in the past and may in the future form joint ventures, strategic partnerships and make other investments as part of our growth and business strategy, any of which could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expenses.
•Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics, and similar events could adversely affect our business, financial condition and results of operations.
•Our increased focus on high-performance compute ("HPC") hosting opportunities may not be successful and may result in adverse consequences to our business, results of operations and financial condition.
•Bitcoin mining and HPC activities are energy-intensive, which may restrict the geographic locations of miners and operations, in particular, to locations with renewable sources of power.
•Regulatory changes or actions may restrict the use of bitcoin or HPC activities in a manner that adversely affects our business, prospects or operations, such as restrictions the ability of electricity suppliers to provide electricity to Bitcoin miners or HPC operators, including us, or Bitcoin mining or HPC activities generally.
•The further development and acceptance of digital asset networks and other digital assets, which represent a rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.
•We may face several risks due to disruptions in the crypto asset markets generally and specifically, bitcoin, including but not limited to, the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets generally and specifically, the volatility of bitcoin.
1

•If we fail to take steps to stay competitive in our industry, such as failing to grow our hashrate, we may be unable to compete, and our results of operations could suffer.
•We have concentrated our operations and, thus, are particularly exposed to the performance of the Odessa Facility, and we may be unable to successfully adapt to, comply with and respond to changes in the regulatory environment, market conditions and natural disasters in Texas.
•We depend on third parties, including electric grid operators, electric utility providers and manufacturers of certain critical equipment and rely on components and raw materials that may be subject to price fluctuations or shortages, including ASIC chips that have been subject to periods of significant shortage and high innovation pace.
•We may be affected by price fluctuations in the wholesale and retail power markets.
•We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents or mechanical failures, which could severely disrupt the normal operation of our business, cause damage to the properties where our data centers are located, including damages not covered by insurance, and adversely affect our results of operations.
•Data center equipment, including bitcoin miners and other necessary hardware, can be difficult to obtain, subject to supply chain risk, and is subject to malfunction, technological obsolescence and physical degradation.
•Our automated processes with respect to curtailment may adversely affect our operations.
•Our business is subject to the impact of global market, economic and political conditions that are beyond our control and that could significantly impact our business and make our financial results more volatile.
•We maintain our cash and cash equivalents at financial institutions, often in balances that exceed federally insured limits.
•Cybersecurity threats, such as cyber-attacks, data breaches, hacking attacks or malware, targeting us or our third-party service providers may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.
•There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.
•We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.
•The important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024 (the “2023 Form 10-K”), Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 13, 2024, and our other reports filed with the SEC.
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
2

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
3

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CIPHER MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$25,342	$86,105
Accounts receivable	226	622
Receivables, related party	59	245
Prepaid expenses and other current assets	3,488	3,670
Bitcoin	95,459	32,978
Derivative asset	27,185	31,878
Total current assets	151,759	155,498
Restricted cash	14,392	-
Property and equipment, net	310,699	243,815
Deposits on equipment	144,573	30,812
Intangible assets, net	25,742	8,109
Investment in equity investees	54,973	35,258
Derivative asset	47,225	61,713
Operating lease right-of-use asset	10,564	7,077
Security deposits	15,301	23,855
Other noncurrent assets	210	-
Total assets	$775,438	$566,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,154	$4,980
Accounts payable, related party	-	1,554
Accrued expenses and other current liabilities	40,764	22,439
Finance lease liability, current portion	3,695	3,404
Operating lease liability, current portion	1,479	1,166
Warrant liability	-	250
Total current liabilities	59,092	33,793
Asset retirement obligation	19,810	18,394
Finance lease liability	8,319	11,128
Operating lease liability	9,662	6,280
Deferred tax liability	6,564	5,206
Total liabilities	103,447	74,801
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2024, and December 31, 2023	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 355,771,238 and 296,276,536 shares issued as of September 30, 2024 and December 31, 2023, respectively, and 347,800,186 and 290,957,862 shares outstanding as of September 30, 2024, and December 31, 2023, respectively	356	296
Additional paid-in capital	870,565	627,822
Accumulated deficit	(198,922)	(136,777)
Treasury stock, at par, 7,971,052 and 5,318,674 shares at September 30, 2024 and December 31, 2023, respectively	(8)	(5)
Total stockholders’ equity	671,991	491,336
Total liabilities and stockholders’ equity	$775,438	$566,137
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue - bitcoin mining	$24,102	$30,304	$109,047	$83,423
Costs and operating expenses (income)
Cost of revenue	15,063	13,008	44,164	37,017
Compensation and benefits	14,738	17,071	44,058	41,676
General and administrative	8,919	6,827	23,362	20,977
Depreciation and amortization	28,636	16,217	66,131	42,284
Change in fair value of derivative asset	48,520	(4,744)	19,181	(13,294)
Power sales	(1,444)	(2,720)	(3,726)	(8,469)
Equity in (income) losses of equity investees	(847)	1,998	(1,008)	4,179
Losses (gains) on fair value of bitcoin	1,911	1,848	(22,336)	(3,276)
Other gains	-	(95)	-	(2,355)
Total costs and operating expenses	115,496	49,410	169,826	118,739
Operating loss	(91,394)	(19,106)	(60,779)	(35,316)
Other income (expense)
Interest income	1,188	11	3,027	112
Interest expense	(346)	(627)	(1,118)	(1,513)
Change in fair value of warrant liability	-	10	250	(49)
Other expense	(4)	(6)	(1,235)	(18)
Total other income (expense)	838	(612)	924	(1,468)
Loss before taxes	(90,556)	(19,718)	(59,855)	(36,784)
Current income tax expense	(211)	(95)	(932)	(143)
Deferred income tax benefit (expense)	4,013	1,192	(1,358)	555
Total income tax benefit (expense)	3,802	1,097	(2,290)	412
Net loss	$(86,754)	$(18,621)	$(62,145)	$(36,372)
Loss per share - basic and diluted	$(0.26)	$(0.07)	$(0.20)	$(0.15)
Weighted average shares outstanding - basic	332,680,037	251,789,350	314,820,110	249,858,033
Weighted average shares outstanding - diluted	332,680,037	251,789,350	314,820,110	249,858,033
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of June 30, 2024	335,557,872	$336	$802,610	$(112,168)	(6,941,446)	$(7)	$690,771
Issuance of common shares, net of offering costs - At-the-market offering	17,953,378	18	61,273	-	-	-	61,291
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,259,988	2	(3,529)	-	(1,029,606)	(1)	(3,528)
Share-based compensation	-	-	10,211	-	-	-	10,211
Net loss	-	-	-	(86,754)	-	-	(86,754)
Balance as of September 30, 2024	355,771,238	$356	$870,565	$(198,922)	(7,971,052)	$(8)	$671,991

Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of June 30, 2023	254,795,626	$254	$473,471	$(128,751)	(4,381,735)	$(4)	$344,970
Issuance of common shares, net of offering costs - At-the-market offering	2,831,736	4	8,597	-	-	-	8,601
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,983,952	1	(2,112)	-	(742,829)	(1)	(2,112)
Share-based compensation	71,428	-	10,699	-	-	-	10,699
Net loss	-	-	-	(18,621)	-	-	(18,621)
Balance as of September 30, 2023	259,682,742	$259	$490,655	$(147,372)	(5,124,564)	$(5)	$343,537

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336
Issuance of common shares, net of offering costs - At-the-market offering	52,825,758	53	221,642	-	-	-	221,695
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	6,668,944	7	(10,764)	-	(2,652,378)	(3)	(10,760)
Share-based compensation	-	-	31,865	-	-	-	31,865
Net loss	-	-	-	(62,145)	-	-	(62,145)
Balance as of September 30, 2024	355,771,238	$356	$870,565	$(198,922)	(7,971,052)	$(8)	$671,991

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892
Cumulative effect upon adoption of ASU 2023-08	-	-	-	209	-	-	209
Issuance of common shares, net of offering costs - At-the-market offering	3,809,943	4	11,341	-	-	-	11,345
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	4,457,708	4	(3,227)	-	(1,581,217)	(1)	(3,224)
Share-based compensation	319,786	-	28,687	-	-	-	28,687
Net loss	-	-	-	(36,372)	-	-	(36,372)
Balance as of September 30, 2023	259,682,742	$259	$490,655	$(147,372)	(5,124,564)	$(5)	$343,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(62,145)	$(36,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,661	42,284
Amortization of intangible assets	470	-
Amortization of operating right-of-use asset	888	688
Share-based compensation	31,865	28,687
Equity in losses (gains) of equity investees	(1,008)	4,179
Non-cash lease expense	429	1,477
Other	(1,235)	-
Deferred income taxes	1,358	(555)
Bitcoin received as payment for services	(109,443)	(83,161)
Change in fair value of derivative asset	19,181	(13,294)
Change in fair value of warrant liability	(250)	49
Gains on fair value of bitcoin	(22,336)	(3,276)
Changes in assets and liabilities:
Accounts receivable	396	(262)
Receivables, related party	186	(958)
Prepaid expenses and other current assets	182	3,238
Security deposits	16,851	144
Other non-current assets	(210)	-
Accounts payable	565	2,366
Accounts payable, related party	-	(1,529)
Accrued expenses and other current liabilities	62	10,732
Lease liabilities	-	(762)
Net cash used in operating activities	(58,533)	(46,325)
Cash flows from investing activities
Proceeds from sale of bitcoin	79,786	78,729
Deposits on equipment	(135,263)	(4,533)
Purchases of property and equipment	(92,373)	(32,980)
Purchases and development of software	(1,059)	-
Purchase of strategic contracts	(17,044)	-
Capital distributions from equity investees	-	3,807
Investment in equity investees	(29,194)	(3,545)
Prepayments on financing lease	-	(3,676)
Net cash (used in) provided by investing activities	(195,147)	37,802
Cash flows from financing activities
Proceeds from the issuance of common stock	225,181	11,644
Offering costs paid for the issuance of common stock	(3,487)	(298)
Repurchase of common shares to pay employee withholding taxes	(10,760)	(3,224)
Principal payments on financing lease	(3,625)	(8,184)
Net cash provided by (used in) financing activities	207,309	(62)
Net decrease in cash, cash equivalents, and restricted cash	(46,371)	(8,585)
Cash, cash equivalents, and restricted cash, beginning of the period	86,105	11,927
Cash and cash equivalents, and restricted cash, end of the period	$39,734	$3,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of noncash investing and financing activities
Reclassification of deposits on equipment to property and equipment	$21,502	$74,186
Property and equipment purchases in accounts payable and accrued expenses	$17,422	$-
Bitcoin received from equity investees	$10,487	$317
Settlement of related party payable related to master services and supply agreement	$1,554	$-
Right-of-use asset obtained in exchange for finance lease liability	$4,375	$14,212
Sales tax accrual on machine purchases	$1,388	$1,837
Equity method investment acquired for non-cash consideration	$-	$1,926
Finance lease cost in accrued expenses	$-	$2,060

The following table provides a reconciliation of Cash and cash equivalents together with Restricted cash as reported within the Condensed Consolidated Balance Sheets to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$25,342	$3,342
Restricted cash	14,392	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$39,734	$3,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Cipher Mining Inc. (“Cipher” or the “Company”) is focused on the development and operation of industrial-scale data centers for bitcoin mining and high-performance compute (“HPC”) hosting. Bitcoin mining is currently the Company’s principal revenue generating business activity. The Company operates one wholly-owned bitcoin mining data center and jointly operates three partially-owned bitcoin mining data centers that were acquired through investments in joint ventures. The Company has also acquired two new wholly-owned sites as of September 30, 2024 which have not commenced operating.
Out-of-period-adjustments
Cost of revenue and power sales for the three and nine months ended September 30, 2023 included out-of-period adjustments of approximately $1.0 million and $0.6 million, respectively, and $2.0 million and $1.6 million, respectively, that increased both cost of revenue and power sales on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023, and resulted in net increases to operating loss and loss before taxes of approximately $0.4 million during both periods. These out-of-period adjustments related to power costs and power sales for the year ended December 31, 2022 at the Company’s Odessa Facility, which are invoiced on a net basis by the Company’s power provider. Management evaluated the impact of this error on the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2022, as well as on its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, assessing the error both quantitatively and qualitatively, and concluded that the error was not material to the financial statements for either period. No other out-of-period adjustments were identified in the periods presented.
Risks and uncertainties
Liquidity, capital resources and limited business history
The Company has historically experienced net losses and negative cash flows from operations; however, proceeds from sales of bitcoin are categorized as cash flows from investing activities. As of September 30, 2024, the Company had approximate balances of cash and cash equivalents of $25.3 million, working capital of $92.7 million, total stockholders’ equity of $672.0 million and an accumulated deficit of $198.9 million. The Company uses proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, as well as strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.
The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $58.5 million of cash was used for operating activities during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company paid approximately $135.3 million for deposits on equipment primarily related to new miner purchases for its Odessa Facility, and reclassified approximately $21.5 million to property and equipment related to equipment being placed into service.
The Company has a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, the Company established a secured line of credit up to $10.0 million (the “Credit Facility”). The Company will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of September 30, 2024, the Company has not drawn upon the Credit Facility. Subsequent to September 30, 2024, the Company expanded the Credit Facility to a $15.0 million limit, and established a term loan facility with Coinbase with a limit of $35.0 million and maximum period of one year (the “Term Loan Facility”, with an interest rate to be determined upon drawdown. Coinbase has the right to terminate loans under the Term Loan Facility if the price of bitcoin falls below $40,000.
Management believes that the Company’s existing financial resources, including access to the Credit Facility, combined with projected cash and bitcoin inflows from its data centers and its ability to sell bitcoin received or earned, will be

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including Cipher Mining Technologies Inc. (“CMTI”). All intercompany transactions and balances have been eliminated.
Certain prior year amounts have been reclassified for consistency with the current period presentation. Effective for the quarter ended March 31, 2024, the Company changed the presentation of its condensed consolidated income statement to separately disclose Compensation and benefits from General and administrative. The Company believes this presentation provides increased transparency on the nature of the respective financial statement line items. As a result, the Company reported $17.1 million, and $41.7 million as Compensation and benefits for the three and nine months ended September 30, 2023, respectively, which was previously reported in General and administrative.
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
Restricted cash
Restricted cash represents amounts pledged as collateral to Luminant ET Services Company LLC (“Luminant”, and Vistra Operations Company, LLC (“Vistra”), a Luminant affiliate, primarily related to the Luminant Power Agreement (defined below in Note 4, Derivative Asset). Previously these amounts were held by each respective counterparty, and classified in the Company's financials as Security deposits. In September 2024, the Company moved the collateral to a money market account in the Company's name with a bank letter of credit. The collateral restrictions related to the Luminant Power Agreement will lapse upon termination of the agreement.
Asset acquisition
In September 2024, the Company purchased a site to develop another wholly-owned data center in Colorado City, TX (“Barber Lake” or the “Barber Lake Facility”) for up to 300 MW. The Company accounted for the transaction as an asset acquisition in accordance with ASC 805, Business Combinations. Refer to Note 5 Property and equipment, Note 8. Intangible assets, Note 9. Security deposits, and Note 10. Supplementary financial information for details on the Company’s preliminary allocation of the purchase consideration consisting of $68.0 million of cash paid, and an assumed liability of $8.3 million, based on relative fair value to the balances acquired as part of this transaction.
Earnings per share
Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
adjusts net income (loss) and net income (loss) per common share for the effect of all potentially dilutive shares of Common Stock. Potentially dilutive common shares consist of the Company’s outstanding warrants to purchase Common Stock, as well as unvested restricted stock units (“RSUs”).
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
The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted loss per share:
Net loss	$(86,754)	$(18,621)	$(62,145)	$(36,372)

Weighted average shares outstanding - basic	332,680,037	251,789,350	314,820,110	249,858,033
Add:
RSUs	-	-	-	-
Weighted average shares outstanding - diluted	332,680,037	251,789,350	314,820,110	249,858,033

Net loss per share - basic	$(0.26)	$(0.07)	$(0.20)	$(0.15)
Net loss per share - diluted	$(0.26)	$(0.07)	$(0.20)	$(0.15)
The following table presents the common share equivalents that are excluded from the computation of diluted earnings (loss) per common share at September 30, 2024 and 2023, because including them would have been antidilutive.

	September 30,
	2024	2023
Public warrants	8,613,980	8,499,980
Private placement warrants	—	114,000
Unvested RSUs	21,479,801	21,234,610
	30,093,781	29,848,590
Recently issued and adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The Company adopted ASU 2023-08 effective January 1, 2023, as reflected in the Company’s Form 10-K for the year ended December 31, 2023. The adoption resulted in a $0.2 million adjustment to opening Retained earnings on January 1, 2023, as well as an increase of Operating loss, and Net loss of $0.9 million as reported for the three months ended September 30, 2023, and a reduction of Operating loss, and Net loss of $0.6 million as reported for the nine months ended September 30, 2023.
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

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3. BITCOIN
The following table presents information about the Company’s bitcoin (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Opening balance	$32,978	$6,283
Cumulative effect upon adoption of ASU 2023-08	-	209
Bitcoin received from equity investees	10,487	317
Bitcoin received from mining activities	109,443	83,162
Proceeds from sale of bitcoin	(79,785)	(78,729)
Realized gains on sale of bitcoin	25,114	1,739
Unrealized gains (losses) on sale of bitcoin	(2,778)	1,538
Ending balance	$95,459	$14,519
The Company held approximately 1,508 and 780 bitcoin at September 30, 2024, and December 31, 2023, respectively. The associated fair value and cost basis of bitcoin held was $95.5 million, and $96.2 million, respectively, at September 30, 2024, and $33.0 million, and $30.9 million, respectively at December 31, 2023. Fair value of bitcoin is estimated using the closing price, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a first-in-first-out (“FIFO”) basis.
As of September 30, 2024, 30 bitcoin with a fair value of $1.9 million were pledged as collateral related to short-term bitcoin price protection collars. Restrictions on this bitcoin pledged as collateral will lapse in the fourth quarter of 2024. As of December 31, 2023, 10 bitcoin with a fair value of $0.4 million were pledged as collateral. Restrictions on that collateral lapsed on January 26, 2024.
NOTE 4. DERIVATIVE ASSET
Luminant Power Agreement
On June 23, 2021, the Company entered into a power purchase agreement with Luminant, which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022, August 26, 2022, and August 23, 2023 (as amended, the “Luminant Power Agreement”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years, subject to certain early termination exemptions. The Luminant Power Agreement provides for subsequent automatic annual renewal unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of the then current term.
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
The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From power sales, the Company earned approximately $1.4 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, and $2.7 million and $8.5 million for both the three and nine months ended September 30, 2023, respectively, and recorded this amount within costs and operating expenses (income) on the unaudited condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in cost of revenue. See Note 1. Organization for information regarding the out-of-period adjustments recorded during the three and nine months ended September 30, 2023, which affected cost of power, power sales, net operating loss and net loss on the Company’s unaudited condensed consolidated statement of operations.

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Miners and mining equipment	$182,768	$163,523
Leasehold improvements	137,582	138,883
Land	25,000	—
Infrastructure	32,567	—
Office and computer equipment	272	279
Autos	73	73
Furniture and fixtures	88	88
Construction-in-progress	55,587	49
Total cost of property and equipment	433,937	302,895
Less: accumulated depreciation	(123,238)	(59,080)
Property and equipment, net	$310,699	$243,815
As of September 30, 2024, the Company has added approximately $55.6 million of construction-in-progress related to the build-out of the Black Pearl Facility. Depreciation expense was approximately $28.5 million and $16.2 million, respectively, for the three months ended September 30, 2024, and 2023, including approximately $0.5 million and $0.4 million, respectively, of accretion expense related to the Company’s asset retirement obligation. Depreciation expense was approximately $65.7 million and $42.3 million, respectively, for the nine months ended September 30, 2024 and 2023, respectively, and included approximately $1.4 million and $1.3 million for the nine months ended September 30, 2024 and 2023, of accretion expense related to the Company’s asset retirement obligation.
In June 2024, the Company entered into agreements with Bitmain Technologies Delaware Limited (“Bitmain”) and Canaan Creative Global Pte. Ltd. (“Canaan”) to purchase the newest generation miners to be delivered in the fourth quarter of 2024. As more efficient machines were available earlier than anticipated, this prompted a shift in the Company's planned use of the existing miners. The Company will use these new miners to replace less efficient machines at the Odessa Facility instead of deploying at the Black Pearl Facility. The Company deemed this event a trigger to reevaluate the estimated useful lives of the miners, and the Company reduced the estimated useful life of miners from five years to three years. The Company changed this accounting policy effective June 1, 2024 and accounted for it prospectively. This change in estimate resulted in a $9.4 million and $12.2 million increase in Depreciation and amortization expense, and respective reduction of Operating (loss) income, and Net (loss) income for the three and nine months ended September 30, 2024, respectively, and a $0.03 and a $0.04 increase in Net loss per share for the three and nine months ended September 30, 2024.
As part of this transaction, the Company acquired Property and equipment of related to electrical infrastructure of $26.0 million with an estimated useful life of 20 years, and land $25.0 million, deemed to have an indefinite life.
NOTE 6. DEPOSITS ON EQUIPMENT
In the fourth quarter of 2023, the Company entered into an agreement with Bitmain to purchase 7.1 EH/s of miners to be delivered in the first half of 2025 (the “Future Sales and Purchase Agreement”). The Company paid a deposit of $9.9 million upon execution of the agreement. For the nine months ended September 30, 2024, the Company paid an additional $97.5 million towards this contract, in addition to amending the agreement on June 5, 2024 (such amendment, the “Supplemental Agreement” to upgrade the miners and accelerate the delivery from the first half of 2025 to the fourth quarter of 2024. This commitment has $26.9 million remaining to be paid as of September 30, 2024. The Future Sales and Purchase Agreement also has an option to purchase an additional 8.7 EH/s in 2024. The Company paid $12.2 million upon signing the agreement in the fourth quarter of 2023 as a deposit, which can be used towards purchases under this option. On July 10, 2024, the Company entered into an agreement to further amend the Future Sales and Purchase agreement (the “Amendment Agreement”). The Amendment Agreement upgraded the miners to be purchased under the option, and extended the option expiration from December 31, 2024 to June 30, 2025. The Company paid an additional $6.5 million as a deposit in connection with this amendment.

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In the second quarter of 2024, the Company entered into an agreement with Canaan to purchase 1.25 EH/s of miners to be delivered in the fourth quarter of 2024. The Company paid a deposit of $13.1 million in connection with the agreement, with $3.3 million left to be paid. Additionally, the contract included an option to purchase 160 MW of miners which the Company can exercise on or before June 30, 2025. The Company paid a deposit of $5.3 million associated with the option.

NOTE 7. INVESTMENT IN EQUITY INVESTEES
The Company uses the equity method of accounting to account for its 49% equity interest in its partially owned mining operations Alborz LLC, Bear LLC and Chief Mountain LLC (the “Data Center LLCs”).
During fiscal year 2022, the Company contributed miners and mining equipment to the Data Center LLCs. The contributed miners had a fair value that was lower than the cost paid by the Company to obtain them. As such, the Company recognized a loss at the time of the contributions, resulting in basis differences of the miners between the Company and the Data Center LLCs, which recorded the contributions of equipment from the Company at historical cost. The Company accretes these basis differences over the life of the miners and records the accretion amount for each reporting period within equity in losses of equity investees on its statements of operations. As of September 30, 2024, the Company had remaining basis differences totaling approximately $11.2 million that have not yet been accreted.
Activity in the Company’s investments in equity investees during the nine months ended September 30, 2024, and 2023, consisted of the following (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Opening balance	$35,258	$37,478
Cost of contributed mining equipment and other capital contributions	29,194	4,435
Accretion of basis differences related to miner contributions	4,442	5,012
Capital distributions	-	(3,807)
Bitcoin received from equity investees	(10,487)	(317)
Equity in net losses of equity investees	(3,434)	(9,192)
Ending Balance	$54,973	$33,609
NOTE 8. INTANGIBLE ASSETS
In September 2024, as part of the acquisition of the Barber Lake Facility, the Company obtained certain regulatory approvals related to the site. As a result, the Company added $17.0 million of Strategic contracts related to the transaction.
The Company’s intangible assets consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contracts	$24,045	$(292)	$23,753
Capitalized software	2,289	(300)	1,989
Total	$26,334	$(592)	$25,742

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(28)	$6,972
Capitalized software	1,230	(93)	1,137
Total	$8,230	$(121)	$8,109

The Company recorded amortization expense related to intangible assets of $0.2 million and $0.5 million in the three and nine months ended September 30, 2024, respectively, and nil in both the three and nine months ended September 30, 2023. The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of 2024	$542
Year Ended December 31, 2025	658
Year Ended December 31, 2026	658
Year Ended December 31, 2027	658
Year Ended December 31, 2028	566
NOTE 9. SECURITY DEPOSITS
The Company’s security deposits consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Luminant Power Purchase Agreement collateral	$—	$12,554
Vistra Purchase and Sale Agreement collateral	—	3,063
Oncor Facility Extension security deposit related to Black Pearl Facility	6,269	6,269
Oncor Facility Extension security deposit related to Barber Lake Facility	8,297	—
Other deposits	735	1,969
Total security deposits	$15,301	$23,855
Under the Luminant Power Agreement, the Company was required to provide Luminant with collateral of approximately $12.6 million (the “Independent Collateral Amount”). The Independent Collateral Amount will remain in place throughout the term of the Luminant Power Agreement. Details of the construction of the Interconnection Electrical Facilities, including collateral arrangements that are in addition to the Independent Collateral Amount, are set out in the Purchase and Sale Agreement dated June 28, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Vistra Purchase and Sale Agreement”) with Vistra. Under the Vistra Purchase and Sale Agreement, the Company provided approximately $3.1 million as collateral separate from the Independent Collateral Amount, which is also recorded in security deposits as of December 31, 2023. As of September 30, 2024, this collateral balance was moved to a money market account owned by the Company and is classified as restricted cash.
As part of the transaction to acquire the Barber Lake Facility, the Company acquired a deposit with Oncor Electric Delivery Company LLC (“Oncor”) of $8.3 million which had previously been paid by the seller. As part of the transaction, the Company must remit the deposit to the seller upon receipt. As such the Company has recorded a corresponding liability in Accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2024.
NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets were $3.5 million and $3.7 million as of September 30, 2024 and December 31, 2023, respectively, primarily consisting of prepaid insurance and employee compensation as of September 30, 2024, and prepaid insurance as of December 31, 2023.

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Taxes (primarily sales tax)	$16,113	$15,184
Barber Lake Site Deposit Payable	8,297	—
Construction Costs	6,449	—
Employee Compensation	4,650	—
Payment for Miners in service	3,363	139
Power Costs	—	5,800
Legal settlement	—	1,000
Other	1,892	316
Total accrued expenses and other current liabilities	$40,764	$22,439

NOTE 11. RELATED PARTY TRANSACTIONS
Related party receivables
The Company recorded related party receivables of approximately $0.1 million and $0.2 million, as of September 30, 2024 and December 31, 2023, respectively, representing expenses paid on behalf of the Data Center LLCs.
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
NOTE 12. LEASES
Combined Luminant Lease Agreement
The Company entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 and August 23, 2023 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to the Company for the data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) of the Odessa Facility. The Company entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support its Odessa Facility operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842 (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values. The Combined Luminant Lease Agreement is classified as a finance lease.

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

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In July 2024, the Company also signed leases for office space in Charleston, South Carolina, and Denver, Colorado.
All of the Company's office leases are classified as operating leases.
Additional lease information
Components of the Company’s lease expenses are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Finance leases:
Amortization of ROU assets (1)	$761	$1,481	$2,283	$3,297
Interest on lease liability	346	600	1,108	1,478
Total finance lease expense	1,107	2,081	3,391	4,775
Operating leases:
Operating lease expense	542	470	1,528	1,391
Total operating lease expense	542	470	1,528	1,391
Total lease expense	$1,649	$2,551	$4,919	$6,166
(1)Amortization of finance lease ROU asset is included within depreciation expense.
The Company did not incur any variable lease costs during any of the periods presented.
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating cash flows - operating lease	$480	$396	$1,320	$1,187
Right-of-use assets obtained in exchange for operating lease liabilities	$961	$—	$4,375	$—

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term – finance lease (in years)	2.9	3.7
Weighted-average remaining lease term – operating lease (in years)	8.5	5.8
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	7.9%	10.0%
Finance lease ROU assets(1)	$8,878	$11,160
(1)As of September 30, 2024, the Company recorded accumulated amortization of $2.3 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2024, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Year Ended December 31, 2024	$1,208	$723	$1,931
Year Ended December 31, 2025	4,834	3,811	8,645
Year Ended December 31, 2026	4,834	2,106	6,940
Year Ended December 31, 2027	3,223	2,112	5,335
Year Ended December 31, 2028	-	2,087	2,087
Thereafter	-	3,427	3,427
Total lease payments	14,099	14,266	28,365
Less present value discount	(2,085)	(3,124)	(5,209)
Total	$12,014	$11,142	$23,156
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of September 30, 2024, aside from miner purchase contracts described in further detail in Note 6. Deposits on Equipment.
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
NOTE 14. STOCKHOLDERS’ EQUITY
As of September 30, 2024, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
During the nine months ended September 30, 2024, the Company issued 6,273,366 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, and 395,577 shares of Common Stock to non-employee directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 2,652,378 of these shares of Common Stock from officers and employees, with a fair value of approximately $10.8 million, to cover taxes related to the settlement of vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.

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

On March 6, 2024, the Company entered into an amendment (the “Amendment”) to the Sales Agreement (as amended, the “Amended Sales Agreement”) by and among the Original Agents, Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Virtu Americas LLC (“Virtu”). The Amendment modifies the Sales Agreement to include Stifel and Virtu as additional agents under the Amended Sales Agreement. On March 6, 2024, the Company also filed an amendment to the Prospectus Supplement (i) increasing the dollar amount of shares available to be sold pursuant to the Amended Sales Agreement, to $296,560,661, which consists of $96,560,661 remaining as originally authorized under the Prospectus Supplement and an additional $200,000,000, and (ii) including Stifel and Virtu as additional agents.

On September 3, 2024, the Company amended and restated the Amended Sales Agreement (as amended and restated, the “Amended and Restated Sales Agreement”) with the Original Agents, Keefe, Bruyette & Woods, Inc. (“KBW”), Virtu and BTIG, LLC (“BTIG”) (each, an “Agent” and, together, the “Agents”). The Amended and Restated Sales Agreement modified the Amended Sales Agreement to, among other things, include BTIG as an additional Agent under the Amended and Restated Sales Agreement and to replace Stifel with KBW as an Agent under the Amended and Restated Sales Agreement.
Pursuant to the Amended and Restated Sales Agreement, the Company may offer and sell, from time to time through or to the Agents, shares of the Company’s Common Stock, for aggregate gross proceeds of up to $725.7 million (the “Shares”), which consists of (i) up to $125.7 million remaining as authorized under the Company’s Registration Statement, the base prospectus contained within the Registration Statement, and the Prospectus Supplement, as amended on September 3, 2024 and (ii) up to $600.0 million of Shares, which can be issued and sold pursuant to the Company’s shelf registration statement on Form S-3ASR, filed with the SEC on September 3, 2024, which became immediately effective upon filing, and a prospectus supplement dated September 3, 2024, filed by the Company with the SEC.

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Pursuant to the Amended and Restated Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Amended and Restated Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Amended and Restated Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Amended and Restated Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Amended and Restated Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Amended and Restated Sales Agreement. During the three months ended September 30, 2024, in connection with the Amended and Restated Sales Agreement, the Company received proceeds of approximately $61.3 million, net of issuance costs, from the sale of 17,953,378 shares of common stock, with an average net selling price of $3.41 per share.
NOTE 15. WARRANTS
Upon consummation of the business combination, the Company assumed Common Stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,499,980 Public Warrants and 114,000 Private Placement Warrants outstanding as of December 31, 2023, and 8,613,980 Public Warrants and no Private Placement Warrants outstanding as of September 30, 2024. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.
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
Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Award Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2024, this resulted in an increase of 8,728,736 shares of Common Stock available for issuance under the Incentive Award Plan. As of September 30, 2024, 6,072,603 shares of Common Stock were available for issuance under the Incentive Award Plan.
The Company recognized total share-based compensation in Compensation and benefits on the unaudited condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service-based RSUs	$9,308	$7,038	$25,665	$17,865
Performance-based RSUs	903	3,416	4,674	10,136
Common stock, fully-vested	—	245	1,526	686
Total share-based compensation expense	$10,211	$10,699	$31,865	$28,687

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Service-Based RSUs
A summary of the Company's unvested Service-Based RSU activity for the nine months ended September 30, 2024 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2023	17,047,242	$3.23
Granted	10,746,682	$3.20
Forfeited	(40,757)	$2.71
Vested	(6,273,366)	$3.57
Unvested at September 30, 2024	21,479,801	$3.12
As of September 30, 2024, there was approximately $29.7 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.1 years.
If not fully vested upon grant, Service-based RSUs awarded generally vest over a period ranging from three to four years in equal installments on the award’s anniversary of the vesting commencement date, which will generally coincide with the timing when the employee or consultant began to provide services to the Company, as determined by the Board, and which may precede the grant date. Vesting is subject to the award recipient’s continuous service on the applicable vesting date; provided, that if the award recipient’s employment is terminated by the Company without “cause”, by award recipient for “good reason” (if applicable, as such term or similar term may be defined in any employment, consulting or similar service agreement between award recipient and the Company) or due to award recipient’s death or permanent disability, all unvested Service-based RSUs will vest in full (unless otherwise specified in the agreement between the award recipient and the Company). In addition, in the event of a change in control, any unvested Service-based RSUs will vest subject to the award recipient’s continuous service to the Company through such change in control. In addition, if the Company achieves a $10 billion market capitalization milestone (described further below) and the Chief Executive Officer (“CEO”) remains in continuous service through such achievement, any then-unvested Service-based RSUs awarded to the CEO will also vest.
Performance-Based RSUs
There was no new activity for unvested Performance-Based RSUs during the nine months ended September 30, 2024. There were 4,257,710 unvested Performance-Based RSUs at a weighted average grant date fair value of $7.76 as of both September 30, 2024 and 2023. There was approximately $0.5 million of unrecognized compensation expense related to unvested Performance-Based RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 0.1 years.
One-third of the outstanding Performance-Based RSUs will vest upon the Company achieving a market capitalization equal to or exceeding $5 billion, $7.5 billion and $10 billion, in each case over a 30-day lookback period and subject to the CEO’s continuous service through the end of the applicable 30-day period. In the event of a change in control and CEO’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day lookback period). Any Performance-Based RSUs that do not vest prior to the CEO’s termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration

NOTE 17. FAIR VALUE MEASUREMENTS
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

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	Fair Value Measured as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$24,900	$-	$-	$24,900
Restricted cash
Money market securities	14,392	$-	$-	14,392
Bitcoin	95,459	$-	$-	95,459
Accounts receivable	226	-	-	226
Derivative asset	-	-	74,410	74,410
	$134,977	$-	$74,410	$209,387

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$65,945	$-	$-	$65,945
Bitcoin	32,978	$-	-	32,978
Accounts receivable	622	-	-	622
Derivative asset	-	-	93,591	93,591
	$99,545	$-	$93,591	$193,136
Liabilities included in:
Warrant liability	$-	$-	$250	$250
	$-	$-	$250	$250
The carrying values reported in the Company’s consolidated balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2024 or the year ended December 31, 2023.
Level 3 asset
The Company’s derivative asset, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its unaudited condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the unaudited condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years, and a remaining term of approximately 2.8 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 5.36% and 6.11% as of September 30, 2024 and December 31, 2023, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement,

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).
The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Nine months ended September 30,
	2024	2023
Opening balance	$93,591	$66,702
Change in fair value	(19,181)	13,348
Ending balance	$74,410	$80,050
Level 3 liability
The Company’s Private Placement Warrants (as defined in Note 15. Warrants) were its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants used assumptions and estimates the Company believes would be made by a market participant in making the same valuation. As of March 31, 2024, all Private Placement Warrants were converted to Public Warrants, and as such no Private Placement Warrants were outstanding as of September 30, 2024.
The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

December 31, 2023
Risk-free rate	4.00%
Dividend yield rate	0.00%
Volatility	124.0%
Contractual term (in years)	2.7
Exercise price	$11.50
The following table presents changes in the estimated fair value of the Private Placement Warrants (amounts in thousands):

Balance as of December 31, 2023	$250
Change in fair value	(250)
Balance as of September 30, 2024	$—

Balance as of December 31, 2022	$7
Change in fair value	49
Balance as of September 30, 2023	$56
NOTE 18. INCOME TAXES
The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded an income tax benefit of approximately 4.2% and 5.6% of loss before taxes for the three months ended September 30, 2024, and 2023 respectively. The Company recorded an income tax expense of approximately 3.8% of income before taxes for the nine months ended September 30, 2024 and an income tax benefit of approximately 1.1% of loss before taxes for the nine months ended September 30, 2023.

CIPHER MINING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 19. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report. No subsequent events have been identified other than those disclosed in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and related notes disclosed in our 2023 Form 10-K. This discussion contains forward‑looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth in the “Risk Factors” sections of our 2023 Form 10-K, this Quarterly Report, and in other parts of this Quarterly Report.
Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “Cipher Mining,” “we,” “us” or “our” refers to Cipher Mining Inc. and its consolidated subsidiaries, unless otherwise indicated.
Overview
We are focused on the development and operation of industrial-scale data centers for bitcoin mining and HPC hosting. Bitcoin mining is currently our primary revenue generating business activity.
We currently operate four bitcoin mining data centers in Texas, including one wholly-owned and three partially-owned data centers acquired through investments in joint ventures. Our largest currently-operating data center is the Odessa data center (the “Odessa Facility”), which is our wholly-owned 207 MW facility located in Odessa, Texas. We also jointly operate the Alborz data center (the “Alborz Facility”), located near Happy, Texas, and the Bear data center (the “Bear Facility”) and the Chief data center (the “Chief Facility”), each of which are located near Andrews, Texas (collectively, the “Data Center LLCs”). The Data Center LLCs are partially-owned through joint ventures with WindHQ LLC (“WindHQ”).
Additionally, we are developing a wholly-owned data center in Winkler County, TX (“Black Pearl” or the “Black Pearl Facility”) for up to 300 MW, and we expect to energize 300 MW in 2025. In September 2024, we also purchased a site where we plan to develop another wholly-owned data center in Colorado City, TX (“Barber Lake” or the “Barber Lake Facility”) for up to 300 MW. In October 2024, we also expanded our pipeline of sites by purchasing options to acquire up to 1.5 GW of additional sites in West and North Texas.
Our current intention is to continue expanding our business by developing and operating industrial-scale data centers for bitcoin mining and HPC hosting, expanding capacity at our current data centers, developing our treasury management platform and entering into other strategic arrangements, such as joint ventures, data center hosting agreements, or software licensing arrangements. We aim to be a market leader in innovation, including in bitcoin mining growth, data center construction and as a hosting partner to the world's largest HPC companies.
As of September 30, 2024, we operated an aggregate hashrate capacity of approximately 11.5 EH/s, utilizing approximately 327 MW of electricity, of which we owned an aggregate hashrate capacity of approximately 9.3 EH/s, utilizing approximately 266 MW of electricity.
Recent Developments
Site Acquisitions
In September 2024, we purchased the Barber Lake Facility, located in Colorado City, TX, where we plan to develop another wholly-owned data center for up to 300 MW. In October 2024, we also added to our pipeline of sites by completing the acquisition of the Reveille site, located in Cotulla, TX, where we plan to develop another wholly-owned data center for up to 200 MW, and by purchasing options to acquire three new sites, also located in Texas, with a cumulative power capacity of up to 1.5 GW.
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

Summary of Bitcoin Mining Results
The following table presents information about our Bitcoin mining activities, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Opening balance	780	$32,978
Bitcoin received from equity investees	164	10,487
Bitcoin received from mining activities	1,883	109,443
Proceeds from sale of bitcoin	(1,319)	(79,785)
Realized gains on sale of bitcoin	—	25,114
Unrealized gains (losses) on sale of bitcoin	—	(2,778)
Ending balance	1,508	$95,459
Components of our Results of Operations
For a description of the components of our results of operations, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K.
Results of Operations
The following table presents sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue - bitcoin mining	$24,102	$30,304	$109,047	$83,423
Costs and operating expenses (income)
Cost of revenue	15,063	13,008	44,164	37,017
Compensation and benefits	14,738	17,071	44,058	41,676
General and administrative	8,919	6,827	23,362	20,977
Depreciation and amortization	28,636	16,217	66,131	42,284
Change in fair value of derivative asset	48,520	(4,744)	19,181	(13,294)
Power sales	(1,444)	(2,720)	(3,726)	(8,469)
Equity in (income) losses of equity investees	(847)	1,998	(1,008)	4,179
Losses (gains) on fair value of bitcoin	1,911	1,848	(22,336)	(3,276)
Other gains	-	(95)	-	(2,355)
Total costs and operating expenses	115,496	49,410	169,826	118,739
Operating loss	(91,394)	(19,106)	(60,779)	(35,316)
Other income (expense)
Interest income	1,188	11	3,027	112
Interest expense	(346)	(627)	(1,118)	(1,513)
Change in fair value of warrant liability	-	10	250	(49)
Other expense	(4)	(6)	(1,235)	(18)
Total other income (expense)	838	(612)	924	(1,468)
Loss before taxes	(90,556)	(19,718)	(59,855)	(36,784)
Current income tax expense	(211)	(95)	(932)	(143)
Deferred income tax benefit (expense)	4,013	1,192	(1,358)	555
Total income tax benefit (expense)	3,802	1,097	(2,290)	412
Net loss	$(86,754)	$(18,621)	$(62,145)	$(36,372)

Comparative Results for the Three Months Ended September 30, 2024 and 2023
Revenue
Revenue for the three months ended September 30, 2024 was $24.1 million compared to $30.3 million for the three months ended September 30, 2023 and was generated entirely from bitcoin mining operations at the Odessa Facility. The decrease year over year was primarily driven by the halving in April of 2024, which reduced the bitcoin received for mining a block from 6.25 bitcoin to 3.125 bitcoin. This was partially offset by the increase in bitcoin price of the bitcoin we mined in the current quarter compared to the prior year quarter.
Cost of revenue
Cost of revenue for the three months ended September 30, 2024 was $15.1 million, compared with $13.0 million for the three months ended September 30, 2023, and consisted primarily of power costs at the Odessa Facility under the Luminant Power Agreement. The increase in the three months ended September 30, 2024 is driven primarily by additional expenses incurred related to the fleet upgrade at the Odessa Facility, in preparation for miners to arrive onsite in the fourth quarter of 2024.
Compensation and benefits
Compensation and benefits for the three months ended September 30, 2024 was $14.7 million, a decrease of $2.4 million compared to $17.1 million for the three months ended September 30, 2023. The decrease was primarily due to the expiration of Share-based compensation awards in the current quarter.
General and administrative
General and administrative expenses increased by $2.1 million to $8.9 million during the three months ended September 30, 2024 from $6.8 million for the three months ended September 30, 2023. The increase was primarily driven by an increase in legal fees related to strategic initiatives.
Depreciation and amortization
Depreciation for the three months ended September 30, 2024 was $28.6 million, an increase of $12.4 million compared to Depreciation and amortization of $16.2 million for the three months ended September 30, 2023. The increase was primarily due to change in the useful life of our miners as of June 1, 2024.
Change in fair value of derivative asset
Change in fair value of derivative asset was a $48.5 million loss for the three months ended September 30, 2024 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years.
Power sales
After the start of mining operations at the Odessa Facility, we sold excess electricity that was available under the Luminant Power Agreement, back to the ERCOT market through Luminant. We sold power for proceeds of $1.4 million and $2.7 million for the three months ended September 30, 2024, and 2023, respectively. Power sales fluctuate each period based on power and bitcoin prices which are volatile.
Equity in income (losses) of equity investees
Equity in income of equity investees totaled $0.8 million for the three months ended September 30, 2024 compared to losses of $2.0 million for the three months ended September 30, 2023. Equity in income of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the five-year useful life of the miners.
Losses on fair value of bitcoin
Losses on fair value of bitcoin were $1.9 million for the three months ended September 30, 2024, consistent with $1.8 million for the three months ended September 30, 2023. The balance in both periods is a result of the net realized gains and losses from selling bitcoin, and the unrealized gains and losses on the change in fair value of our bitcoin held in treasury.
Other income (expense)
Other income totaled $0.8 million for the three months ended September 30, 2024, compared to Other expense of $0.6 million for three months ended September 30, 2023. The increase is primarily related to interest income earned from cash held in money market accounts in the current year.
Benefit for income taxes
For the three months ended September 30, 2024, we recorded a benefit for income taxes of $3.8 million primarily driven by net losses in the current period. For the three months ended September 30, 2023, we recorded a benefit for income taxes of $1.1 million.
Comparative Results for the Nine Months Ended September 30, 2024 and 2023
Revenue
Revenue for the nine months ended September 30, 2024 was $109.0 million, compared to $83.4 million for the nine months ended September 30, 2023, and was generated entirely from bitcoin mining operations at the Odessa Facility. The increase year over year was primarily driven by an overall increase in bitcoin price in the current year period.
Cost of revenue
Cost of revenue for the nine months ended September 30, 2024 was $44.2 million, compared with $37.0 million for the nine months ended September 30, 2023, and consisted primarily of power costs at the Odessa Facility. The increase in the current year period is primarily due to expenses incurred related to the fleet upgrade at the Odessa Facility.
Compensation and benefits
Compensation and benefits for the nine months ended September 30, 2024 was $44.1 million, an increase of $2.4 million compared to $41.7 million for the three months ended September 30, 2023. The increase was primarily due to Share-based compensation awards at higher stock prices in the current period.
General and administrative
General and administrative expenses increased by $2.4 million to $23.4 million for the nine months ended September 30, 2024 from $21.0 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in legal fees related to strategic initiatives.
Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2024 was $66.1 million, an increase of $23.8 million compared to Depreciation and amortization of $42.3 million for the nine months ended September 30, 2023. The increase was primarily due to increased miners, and mining equipment at the Odessa Facility, as well as the change in the estimated useful life of our miners from five years to three years.
Change in fair value of derivative asset
Change in fair value of derivative asset was $19.2 million for the nine months ended September 30, 2024 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years.
Power sales
After the start of mining operations at the Odessa Facility on November 22, 2022, we sold excess electricity that was available under the Luminant Power Agreement, but not needed in our mining operations at the Odessa Facility, back to the ERCOT market through Luminant. We sold power for proceeds of $3.7 million and $8.5 million for the nine months ended September 30, 2024, and 2023, respectively. Power sales fluctuate each period based on power and bitcoin prices which are volatile.
Equity in losses of equity investees
Equity in income of equity investees totaled $1.0 million for the nine months ended September 30, 2024 compared to losses of $4.2 million for the nine months ended September 30, 2023. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the five-year useful life of the miners.
Gains on fair value of bitcoin
Gains on fair value of bitcoin totaled $22.3 million and $3.3 million for the nine months ended September 30, 2024, and 2023, respectively. The increase in the current period is primarily due to the increase in our bitcoin treasury compared to the prior period, as well as the increase in bitcoin price in the current period compared to the prior period.
Other income (expense)
Other income totaled $0.9 million for the nine months ended September 30, 2024, compared to $1.5 million of Other expense for the nine months ended September 30, 2023. The increase is primarily related to interest income on cash held in interest bearing accounts in the current year period.
Provision for (benefit from) income taxes
For the nine months ended September 30, 2024, we recorded a provision for income taxes of $2.3 million as a result of projected income for the current year in the jurisdictions which we operate. For the nine months ended September 30, 2023, we recorded a benefit for income taxes of $0.4 million.
Liquidity and Capital Resources
We used cash flows from operations of $58.5 million for the nine months ended September 30, 2024. As of September 30, 2024, we had cash and cash equivalents of $25.3 million, total stockholders’ equity of $672.0 million and an accumulated deficit of $198.9 million. We fund operations through a combination of at-the-market stock issuances and bitcoin sales.
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

On March 6, 2024, we entered into an amendment (the “Amendment”) to the Sales Agreement (as amended, the “Amended Sales Agreement”) by and among the Original Agents, Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Virtu Americas LLC (“Virtu”). The Amendment modifies the Sales Agreement to include Stifel and Virtu as additional agents under the Amended Sales Agreement. On March 6, 2024, we also filed an amendment to the Prospectus Supplement (i) increasing the dollar amount of shares available to be sold pursuant to the Amended Sales Agreement, to $296,560,661, which consists of $96,560,661 remaining as originally authorized under the Prospectus Supplement and an additional $200,000,000, and (ii) including Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC as additional agents.

On September 3, 2024, we amended and restated the Amended Sales Agreement (as amended and restated, the “Amended and Restated Sales Agreement”) with the Original Agents, Keefe, Bruyette & Woods, Inc. (“KBW”), Virtu and BTIG, LLC (“BTIG”) (each, an “Agent” and, together, the “Agents”). The Amended and Restated Sales Agreement modified the Amended Sales Agreement to, among other things, include BTIG as an additional Agent under the Amended and Restated Sales Agreement and to replace Stifel with KBW as an Agent under the Amended and Restated Sales Agreement. For the quarter ended September 30, 2024, we received net proceeds on sales of 18.0 million shares of common stock under the Amended and Restated Sales Agreement of approximately $61.3 million (net of commissions and expenses) at an average net selling price of $3.41 per share.
On August 14, 2023, we entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we established a secured line of credit up to $10.0 million (the “Credit Facility”). We will not incur commitment fees for unused portions of the Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of September 30, 2024 we have not drawn upon the Credit Facility. Subsequent to September 30, 2024, we expanded the Credit Facility to a $15.0 million limit, and established a term loan facility with Coinbase with a limit of $35.0 million and maximum period of one year (the “Term Loan Facility”). Coinbase has the right to terminate loans under the Term Loan Facility if the price of bitcoin falls below $40,000.
Management believes that our existing financial resources, combined with projected cash and bitcoin inflows from our data centers and our intent and ability to sell bitcoin received or earned, will be sufficient to enable us to meet our operating and capital requirements for at least 12 months from the date these unaudited condensed consolidated financial statements are issued.
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(58,533)	$(46,325)
Net cash provided by (used in) investing activities	(195,147)	37,802
Net cash provided by (used in) financing activities	207,309	(62)
Net increase (decrease) in cash and cash equivalents	$(46,371)	$(8,585)
Operating Activities
Net cash used in operating activities increased by $12.2 million to $58.5 million for the nine months ended September 30, 2024 from $46.3 million for the nine months ended September 30, 2023. We incurred a net loss of $$62.1 million for the nine months ended September 30, 2024, compared to a net loss of $$36.4 million for the nine months ended September 30, 2023, representing an increase of $25.8 million. Cash flows from operating activities was impacted by a $8.5 million increase in non-cash items, primarily driven by a $26.3 million increase in bitcoin received as payment from our mining pool operator, $32.5 million loss on our derivative asset, and a $19.1 million increase in gains on the fair value of bitcoin. Additionally, changes in assets and liabilities resulted in a decrease in cash used of $5.1 million between the nine months ended September 30, 2024 and 2023.

Investing Activities
Cash flows used in investing activities increased by $233 million to $195.1 million of net cash used in investing activities for the nine months ended September 30, 2024 compared to $37.8 million of net cash provided by investing activities for the nine months ended September 30, 2023, primarily related to $130.7 million of deposits primarily related to new miner purchases, and a $25.6 million increase in contributions to equity investees related to capital expenditures and operations at the Bear and Chief facilities, partially offset by a $59.4 million increase in purchases of property and equipment related to building out the Black Pearl facility, and acquisition of the Barber Lake Facility.
Financing Activities
Cash flows provided by financing activities increased by $207.4 million to $207.3 million net cash provided by financing activities for the nine months ended September 30, 2024 from $0.1 million net cash used in financing activities for the nine months ended September 30, 2023, primarily driven by $213.5 million increase in proceeds from the issuance of common stock during the nine months ended September 30, 2024.
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
Non-GAAP Financial Measures
We are providing supplemental financial measures for Adjusted Earnings (Loss) and Adjusted Earnings (Loss) per share - diluted, in each case that exclude the impact of (i) the non-cash change in fair value of derivative asset, (ii) share-based compensation expense, (iii) depreciation and amortization, (iv) deferred income tax expense, (v) nonrecurring gains and losses and (vi) the non-cash change in fair value of warrant liability. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United Stated (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.
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
The following is a reconciliation of our Adjusted Earnings (Loss) to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Adjusted Earnings:
Net loss	$(86,754)	$(18,621)	$(62,145)	$(36,372)
Change in fair value of derivative asset	48,520	(4,744)	19,181	(13,294)
Share-based compensation expense	10,211	10,699	31,865	17,988
Depreciation and amortization	28,636	16,217	66,131	42,284
Deferred income tax expense	(4,013)	(1,192)	1,358	(555)
Other gains - nonrecurring	—	(95)	—	(2,355)
Change in fair value of warrant liability	—	(10)	(250)	49
Adjusted (loss) earnings	$(3,400)	$2,254	$56,140	$7,745
The following is a reconciliation of our Adjusted Earnings (Loss) per share - diluted to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Adjusted Earnings per share - diluted:
Net loss per share - diluted	$(0.26)	$(0.07)	$(0.20)	$(0.15)
Change in fair value of derivative asset per diluted share	0.14	(0.02)	0.07	(0.05)
Share-based compensation expense per diluted share	0.03	0.04	0.10	0.07
Depreciation and amortization per diluted share	0.09	0.06	0.21	0.17
Deferred income tax expense per diluted share	(0.01)	—	—	—
Other gains - nonrecurring per diluted share	—	—	—	(0.01)
Change in fair value of warrant liability per diluted share	—	—	—	—
Adjusted (loss) earnings per diluted share	$(0.01)	$0.01	$0.18	$0.03
Critical Accounting Policies, and Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. A description of our significant accounting policies in included in our 2023 Form 10-K. You should read the accompanying unaudited condensed consolidated financial statements in conjunction with our audited consolidated financial statements and accompanying notes in our 2023 Form 10-K. There have been no material changes in the information disclosed in the notes to our audited consolidated financial statements included in our 2023 Form 10-K, except the change in estimated useful life of our miners from five years to three years, as described in Note 5. Property and Equipment of Item 1. Financial Statements in this Quarterly Report.
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
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2024, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024.
Remediation of Material Weakness
As noted in the 2023 Form 10-K, during management’s assessment of internal controls over financial reporting, a material weakness was identified related to certain Information Technology General Controls over user access, segregation of duties and change management controls.
As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors. Since the material weakness was identified, management began implementing and has continued to implement and refine measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. Our plan includes the following:
•Enhance our remediation efforts by continuing to devote resources in 2024 in key financial reporting and information technology areas, including hiring additional employees.
•Continue to utilize an external third-party internal audit and SOX 404 implementation firm to work to improve the Company’s controls related to our material weaknesses, specifically relating to user access and change management surrounding the Company’s IT systems and applications.
•Continue to implement new processes and controls and engage external resources when required in connection with remediating this material weakness, such that these controls are designed, implemented, and operating effectively.
•Continue to formalize our policies and processes including those over outside service providers with a specific focus on enhancing design and documentation related to (i) developing and communicating additional policies and procedures to govern the areas of IT change management and user access processes and related control activities and (ii) develop robust processes to validate data received from third-parties and relied upon to generate financial statements that are complete and accurate.

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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We will no longer qualify as an “emerging growth company” or a “smaller reporting company” as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies, subject to applicable transition relief.
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
Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2024, we will be deemed a large accelerated filer under the Exchange Act and will lose our status as an “emerging growth company” as of December 31, 2024. As a result, subject to certain grace periods, we will be required to:
•engage an independent registered public accounting firm to provide an attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•submit certain executive compensation matters to stockholder advisory votes; and
•disclose a compensation discussion and analysis, including disclosure regarding certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/21
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/21
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/21
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/20
10.1	Amendment Agreement to the Future Sales and Purchase Agreement, dated July 10, 2024, by and between Cipher Mining Infrastructure LLC and Bitmain Technologies Delaware Limited	10-Q	001-39625	10.3	8/13/24
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________________________________
*Filed herewith.
**Furnished herewith.
#Indicates management contract or compensatory plan.
†Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit because such information is both (i) non-material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHER MINING INC.

Date: October 31, 2024	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer)