Form 10-Q
period 2025-03-31
Cipher Mining Inc.
filed 2025-05-06
CIK 1819989

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
For the quarterly period ended March 31, 2025
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
Former name, former address and former fiscal year, if changed since last report: N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, the registrant had 371,213,387 shares of Common Stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report, other than statements of historical fact, including, without limitation, statements about our beliefs and expectations regarding our future results of operations and financial position, planned business model and strategy, our bitcoin mining and high-performance compute (“HPC”) data center development, timing and likelihood of success, capacity, functionality and timing of operation of data centers, expectations regarding the operation of data centers, potential strategic initiatives, such as joint ventures and partnerships, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward-looking statements in this Quarterly Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:
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
•The important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “2024 Form 10-K”), and our other reports filed with the SEC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CIPHER MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$23,173	$5,585
Accounts receivable	758	596
Receivables, related party	300	2,090
Prepaid expenses and other current assets	2,970	3,387
Bitcoin	52,024	92,651
Receivable for bitcoin collateral	32,497	32,248
Derivative asset	42,835	31,648
Total current assets	154,557	168,205
Restricted cash	14,392	14,392
Property and equipment, net	477,972	480,865
Deposits on equipment	122,502	38,872
Intangible assets, net	9,043	8,881
Investment in equity investees	48,499	53,908
Derivative asset	50,165	54,022
Operating lease right-of-use asset	12,192	12,561
Security deposits	19,776	19,782
Other noncurrent assets	4,694	3,958
Total assets	$913,792	$855,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,879	$22,699
Accrued expenses and other current liabilities	66,300	69,824
Finance lease liability, current portion	3,903	3,798
Operating lease liability, current portion	3,200	3,127
Short-term borrowings	35,459	32,330
Total current liabilities	138,741	131,778
Asset retirement obligations	20,801	20,282
Finance lease liability	6,315	7,331
Operating lease liability	9,506	9,833
Deferred tax liability	3,634	4,269
Total liabilities	178,997	173,493
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2025, and December 31, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 371,313,598 and 361,432,449 shares issued as of March 31, 2025 and December 31, 2024, respectively, and 370,857,699 and 350,783,817 shares outstanding as of March 31, 2025, and December 31, 2024, respectively	371	361
Additional paid-in capital	954,812	863,015
Accumulated deficit	(220,387)	(181,412)
Treasury stock, at par, 455,899 and 10,648,632 shares at March 31, 2025 and December 31, 2024, respectively	(1)	(11)
Total stockholders’ equity	734,795	681,953
Total liabilities and stockholders’ equity	$913,792	$855,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue - bitcoin mining	$48,959	$48,137
Costs and operating (expenses) income
Cost of revenue	(14,894)	(14,820)
Compensation and benefits	(14,303)	(13,036)
General and administrative	(8,951)	(6,077)
Depreciation and amortization	(43,467)	(17,244)
Change in fair value of derivative asset	7,330	7,359
Power sales	991	1,173
Equity in income (losses) of equity investees	(5,292)	738
Unrealized (losses) gains on fair value of bitcoin	(20,178)	40,556
Realized gains on sale of bitcoin	12,196	-
Other gains	(479)	-
Total costs and operating expenses	(87,047)	(1,351)
Operating (loss) income	(38,088)	46,786
Other income (expense)
Interest income	190	786
Interest expense	(777)	(400)
Change in fair value of warrant liability	-	250
Other expense	(156)	(1,958)
Total other expense	(743)	(1,322)
(Loss) income before taxes	(38,831)	45,464
Current income tax expense	(779)	(386)
Deferred income tax benefit (expense)	635	(5,178)
Total income tax expense	(144)	(5,564)
Net (loss) income	$(38,975)	$39,900
(Loss) income per share - basic and diluted	$(0.11)	$0.13
Weighted average shares outstanding - basic	360,514,620	296,641,499
Weighted average shares outstanding - diluted	360,514,620	304,397,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	361,432,449	$361	$863,015	$(181,412)	(10,648,632)	$(11)	$681,953
Issuance of common shares, net of offering costs - At-the-market offering	9,149,447	9	$34,169	-	-	-	34,178
Treasury stock reissued for PIPE Investment	—	-	49,990	-	10,438,413	10	50,000
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	731,702	1	(1,144)	-	(245,680)	-	(1,143)
Share-based compensation	-	-	8,782	-	-	-	8,782
Net loss	-	-	-	(38,975)	-	-	(38,975)
Balance as of March 31, 2025	371,313,598	$371	$954,812	$(220,387)	(455,899)	$(1)	$734,795

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336
Issuance of common shares, net of offering costs - At-the-market offering	14,246,235	14	64,532	-	-	-	64,546
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,059,390	3	(3,177)	-	(787,098)	(1)	(3,175)
Share-based compensation	66,941	-	8,317	-	-	-	8,317
Net income	-	-	-	39,900	-	-	39,900
Balance as of March 31, 2024	312,649,102	$313	$697,494	$(96,877)	(6,105,772)	$(6)	$600,924
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(38,975)	$39,900
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	43,277	17,097
Amortization of intangible assets	189	147
Amortization of operating right-of-use asset	369	254
Share-based compensation	9,132	8,317
Equity in losses (gains) of equity investees	5,292	(738)
Loss on disposal of assets	633	-
Non-cash lease expense	-	392
Other operating activities	-	1,958
Income taxes	144	5,564
Non-cash consideration received for services	(48,797)	(48,079)
Change in fair value of derivative asset	(7,330)	(7,359)
Change in fair value of warrant liability	-	(250)
Change in fair value of bitcoin collateral	2,755	-
Change in fair value of bitcoin loan	(1,046)	-
Unrealized loss (gains) on fair value of bitcoin	20,178	(40,556)
Realized gains on sale of bitcoin	(12,196)	-
Changes in assets and liabilities:
Accounts receivable	(162)	(58)
Receivables, related party	1,790	(185)
Prepaid expenses and other current assets	418	760
Security deposits	7	-
Other non-current assets	(737)	-
Accounts payable	(8,745)	2,540
Accrued expenses and other current liabilities	(13,179)	(6,123)
Lease liabilities	(255)	(217)
Net cash used in operating activities	(47,238)	(26,636)
Cash flows from investing activities
Proceeds from sale of bitcoin	90,005	-
Deposits on equipment	(75,105)	(4,536)
Purchases of property and equipment	(24,570)	(7,902)
Purchases and development of software	(352)	(200)
Investment in equity investees	(7,276)	(18,319)
Net cash used in provided by investing activities	(17,298)	(30,957)
Cash flows from financing activities
Proceeds from treasury stock reissued for PIPE investment	50,000	-
Proceeds from the issuance of common stock	34,524	66,171
Offering costs paid for the issuance of common stock	(345)	(1,623)
Repurchase of common shares to pay employee withholding taxes	(1,144)	(3,177)
Principal payments on financing lease	(911)	(1,208)
Net cash provided by financing activities	82,124	60,163
Net increase in cash, cash equivalents, and restricted cash	17,588	2,570
Cash, cash equivalents, and restricted cash, beginning of the period	19,977	86,105
Cash and cash equivalents, and restricted cash, end of the period	$37,565	$88,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of noncash investing and financing activities
Bitcoin received as a loan	$16,551	$-
Property and equipment purchases in accounts payable and accrued expenses	$26,374	$-
Bitcoin loan payments	$14,830	$-
Bitcoin received from equity investees	$7,394	$1,694
Bitcoin transferred for rehypothecated collateral	$3,005	$-
Treasury stock reissued for PIPE investment	$10	$-
Settlement of related party payable related to master services and supply agreement	$-	$1,554
Reclassification of deposits on equipment to property and equipment	$-	$5,161

The following table provides a reconciliation of Cash and cash equivalents together with Restricted cash as reported within the Consolidated Balance Sheets to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	March 31,
	2025	2024
Cash and cash equivalents	$23,173	$88,675
Restricted cash	14,392	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$37,565	$88,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Cipher Mining Inc. (“Cipher” or the “Company”) is focused on the development and operation of industrial-scale data centers for bitcoin mining and high-performance compute (“HPC”) hosting. The Company operates one wholly-owned bitcoin mining data center, and has equity investments in three partially-owned joint venture bitcoin mining data centers. The Company’s portfolio as of March 31, 2025 also includes four wholly-owned sites which have not commenced operations, and options to acquire three additional wholly-owned sites.
Risks and uncertainties
Liquidity and capital resources
The Company has historically experienced net losses and negative cash flows from operations; however, proceeds from sales of bitcoin are categorized as cash flows from investing activities to the extent bitcoin is sold after seven days of receipt. As of March 31, 2025, the Company had approximate balances of cash and cash equivalents of $23.2 million, working capital of $15.8 million, total stockholders’ equity of $734.8 million and an accumulated deficit of $220.4 million. The Company uses a combination of proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, short-term financing arrangements, and strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.
The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $47.2 million of cash was used for operating activities during the three months ended March 31, 2025.
During the three months ended March 31, 2025, the Company sold bitcoin for proceeds of approximately $90.0 million, paid approximately $75.1 million for deposits on equipment primarily related to new miner purchases, and paid approximately $24.6 million for property and equipment primarily related to the build-out of the Black Pearl Facility.
The Company has a master loan agreement with Coinbase Credit, Inc., as Lender, and Coinbase, Inc., as Lending Service Provider (the “Coinbase Master Loan Agreement”). Pursuant to the master loan agreement, the Company has a secured line of credit up to $25.0 million (the “Coinbase Overnight Credit Facility”), and a term loan facility with Coinbase with a limit of $35.0 million and maximum period of one year (the “Term Loan Facility”). As described in more detail in Note 18. Short-term borrowings, the borrowings are collateralized by bitcoin transferred to the Lending Service Provider’s platform.
Management believes that the Company’s existing financial resources, combined with projected cash and bitcoin inflows from its data centers, its ability to sell bitcoin received or earned, and its intent and ability to sell common stock through at-the-market offerings will be sufficient to enable the Company to meet its operating and capital requirements for at least 12 months from the date these condensed consolidated financial statements are issued.
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
Certain prior year amounts have been reclassified for consistency with the current period presentation. Effective for the year ended December 31, 2024, the Company changed the presentation of its consolidated income statement to separately disclose Unrealized (losses) gains on fair value of bitcoin and Realized gains on sale of bitcoin. The Company believes this presentation provides increased transparency on the nature of the respective financial statement line items. As a result, the Company reported $40.6 million, and $0.0 million as Unrealized (losses) gains on fair value of bitcoin and Realized gains

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on sale of bitcoin, respectively, for the three months ended March 31, 2024, which was previously reported aggregated in Gains on fair value of bitcoin.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuation of its derivative asset, useful lives of property and equipment, the asset retirement obligation and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
A detailed description of the Company’s significant accounting policies is included in the Company’s 2024 Form 10-K. You should read the unaudited condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2024 Form 10-K. There have been no material change in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2024 Form 10-K.
Revenue recognition
The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
The Company recognizes revenue on the same day that the control of the contracted service of providing hashrate transfers to the mining pool operator, which is the same day as contract inception. The noncash consideration received in the form of bitcoin is measured at 0:00:00 Coordinated Universal Time (“UTC”) using the Company’s principal market for bitcoin.
The contract is terminable at any time by either party with no substantive termination penalty. The Company’s enforceable right to compensation begins when, and lasts for as long as, the Company provides computing power to the mining pool operator; the Company’s performance obligation extends over the contract term given the Company’s continuous provision of hashrate. This period of time corresponds with the period of service for which the mining pool operator determines compensation due the Company. Given the terms of the contract, and the Company’s customary business practice, the contract effectively provides the Company with a contract that continuously renews throughout the day.
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating segment, Bitcoin Mining, which through operations produce bitcoin to generate revenue. The Chief Operating Decision Maker (“CODM”) for the Company consists of the chief executive officer (“CEO”), and chief financial officer (“CFO”). The CODM reviews the performance of its segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods indicated below:

	Three Months Ended March 31,
	2025	2024
Basic and diluted loss per share:
Net (loss) income	$(38,975)	$39,900

Weighted average shares outstanding - basic	360,514,620	296,641,499
Add:
RSUs	-	7,756,480
Weighted average shares outstanding - diluted	360,514,620	304,397,979

Net (loss) income per share - basic and diluted	$(0.11)	$0.13
The following table presents the common share equivalents that are excluded from the computation of diluted earnings (loss) per common share at March 31, 2025 and 2024, because including them would have been antidilutive.

	March 31,
	2025	2024
Public warrants	8,613,980	8,613,980
Unvested RSUs	29,298,979	—
	37,912,959	8,613,980
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company adopted this standard on January 1, 2025 and it did not have a significant impact on its condensed consolidated financial statements.
Recently issued accounting pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change. The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its condensed consolidated financial statements.
NOTE 3. BITCOIN
The following table presents information about the Company’s bitcoin (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Opening balance	$92,651	$32,978
Bitcoin received from equity investees	7,394	1,694
Bitcoin received from mining activities	36,496	48,079
Bitcoin received from loan	16,551	-
Proceeds from sales of bitcoin	(90,005)	-
Bitcoin loan payments	(76)	-
Realized gains on sales of bitcoin, net(1)	12,196	-
Unrealized (losses) gains on bitcoin	(20,178)	40,556
Bitcoin transferred to collateral, net	(3,005)	-
Ending balance	$52,024	$123,307
(1) Realized losses from sale of bitcoin was immaterial in all periods presented.
The Company held approximately 630 and 994 bitcoin at March 31, 2025, and December 31, 2024, respectively. The associated fair value and cost basis of bitcoin held was $52.0 million, and $59.2 million, respectively, at March 31, 2025, and $92.7 million, and $79.8 million, respectively at December 31, 2024. Fair value of bitcoin is estimated using the closing price at 23:59:59 UTC in the Company’s principal market, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a first-in-first-out (“FIFO”) basis.
As of March 31, 2025, 394 bitcoin with a fair value of $32.5 million were pledged as collateral related to the Coinbase Overnight Credit Facility. As of December 31, 2024, 345 bitcoin with a fair value of $32.2 million were pledged as collateral related to the Coinbase Overnight Credit Facility. Restrictions on this bitcoin pledged as collateral will lapse upon repayment of the outstanding balance drawn on this facility. The collateral pledged related to the Coinbase Overnight Credit Facility can be rehypothecated and therefore is derecognized from the Company’s ending bitcoin balance, and recorded in Receivable for bitcoin collateral on the Company’s consolidated balance sheet. Any difference in cost basis of the bitcoin transferred is recorded in Realized gains on sale of bitcoin on the Company’s consolidated statement of operations.
Additionally, the Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of March 31, 2025, we had 15 bitcoin with a fair value of $1.2 million pledged relating to bitcoin trading strategies. Restrictions on this collateral will lapse in June 2025. As of December 31, 2024 the Company had no bitcoin pledged as part of trading strategies.
NOTE 4. DERIVATIVE ASSET
Luminant Power Agreement
On June 23, 2021, the Company entered into a power purchase agreement with Luminant, which was subsequently amended and restated on July 9, 2021, and further amended on February 28, 2022, August 26, 2022, and August 23, 2023

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From Power sales, the Company earned approximately $1.0 million and $1.2 million for the three months ended March 31, 2025, and 2024, respectively, and recorded this amount within Costs and operating (expenses) income on the condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in Cost of revenue.
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Miners and mining equipment	$340,327	$342,111
Leasehold improvements	137,582	137,582
Land	51,297	49,021
Infrastructure	28,166	28,166
Other	611	606
Construction-in-progress	120,234	82,017
Total cost of property and equipment	678,217	639,503
Less: accumulated depreciation	(200,245)	(158,638)
Property and equipment, net	$477,972	$480,865
As of March 31, 2025, the Company has added approximately $120.2 million of construction-in-progress related to the build-out of the Black Pearl Facility.
Depreciation expense was approximately $43.3 million and $17.1 million, respectively, for the three months ended March 31, 2025 and 2024, respectively, and included approximately $0.5 million and $0.8 million for the three months ended March 31, 2025 and 2024, of accretion expense related to the Company’s asset retirement obligation for the Odessa Facility.
NOTE 6. DEPOSITS ON EQUIPMENT
In the fourth quarter of 2023, the Company entered into an agreement with Bitmain to purchase 7.1 EH/s of miners to be delivered in the first half of 2025 (the “Future Sales and Purchase Agreement”). The Company has a deposit of $1.1 million remaining on this order. In addition to amending the agreement on June 5, 2024 (such amendment, the “Supplemental Agreement”) to upgrade the miners and accelerate the delivery from the first half of 2025 to the fourth quarter of 2024, the Future Sales and Purchase Agreement also has an option to purchase an additional 8.7 EH/s in 2024. The Company paid $12.2 million upon signing the agreement in the fourth quarter of 2023 as a deposit, which can be used towards purchases under this option. On July 10, 2024, the Company entered into an agreement to further amend the Future Sales and Purchase agreement (the “Amendment Agreement”). The Amendment Agreement upgraded the miners to be purchased under the option, and extended the option expiration from December 31, 2024 to June 30, 2025. The Company subsequently executed the option under this agreement and has paid nonrefundable deposits of $93.4 million for this order as of March 31, 2025.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the fourth quarter of 2024, the Company made a nonrefundable deposit with American Electric Power Company, Inc. (“AEP”) for $5.3 million related to construction costs to energize a wholly-owned site in LaSalle, Texas (the “Reveille Facility”), as a Contributions in Aid of Construction (“CIAC”) payment.

NOTE 7. INVESTMENT IN EQUITY INVESTEES
The Company accounts for its 49% equity ownership in each of Alborz LLC, Bear LLC and Chief Mountain LLC (the “Data Center LLCs”) using the equity method of accounting. The Company’s joint venture partner holds the remaining equity in each Data Center LLC entity.
During fiscal year 2022, the Company contributed miners and mining equipment to the Data Center LLCs. The contributed miners had a fair value that was below the cost paid by the Company to obtain them. As such, the Company recognized a loss at the time of the contributions, resulting in basis differences of the miners between the Company and the Data Center LLCs, which recorded the contributions of equipment from the Company at historical cost. The Company accretes these basis differences over the life of the miners and records the accretion amount for each reporting period within Equity in losses of equity investees on its statements of operations. As of March 31, 2025, the Company had remaining basis differences totaling approximately $7.8 million that have not yet been accreted.
Activity in the Company’s investments in equity investees during the three months ended March 31, 2025, and 2024, consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Opening balance	$53,908	$35,258
Cost of contributed mining equipment and other capital contributions	7,276	18,319
Accretion of basis differences related to miner contributions	2,471	1,671
Bitcoin received from equity investees	(7,394)	(1,694)
Equity in net losses of equity investees	(7,762)	(933)
Ending Balance	$48,499	$52,621
NOTE 8. INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(467)	$6,533
Capitalized software	3,005	(495)	2,510
Total	$10,005	$(962)	$9,043

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(379)	$6,621
Capitalized software	2,653	(393)	2,260
Total	$9,653	$(772)	$8,881

The Company recorded amortization expense related to intangible assets of $0.2 million for the three months ended March 31, 2025, and $0.1 million for the three months ended March 31, 2024. The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remaining Year Ended December 31, 2025	$584
Year Ended December 31, 2026	779
Year Ended December 31, 2027	779
Year Ended December 31, 2028	688
Year Ended December 31, 2029	$477
NOTE 9. SECURITY DEPOSITS
The Company’s security deposits consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Oncor Facility Extension security deposit related to Black Pearl Facility	$6,269	$6,269
Oncor Facility Extension security deposit related to Barber Lake Facility	8,297	8,297
Oncor Facility Extension security deposit related to Stingray Facility	4,244	4,244
Other deposits	966	972
Total security deposits	$19,776	$19,782
As part of various transactions to acquire wholly-owned sites, the Company has paid deposits to Oncor Electric Delivery Company LLC (“Oncor”) to construct infrastructure to provide the ability to energize each data center. These deposits are eligible to be returned to the Company if the data centers energize an agreed upon capacity within an agreed upon timeframe. As of March 31, 2025 the Company believes these deposits will be returned.
As part of the asset acquisition to acquire the Barber Lake Facility, the Company acquired a deposit with Oncor of $8.3 million which had previously been paid by the seller. As part of the transaction, the Company must remit the deposit to the seller upon receipt. As such the Company has recorded a corresponding liability in Accrued expenses and other liabilities on the condensed consolidated balance sheet as of March 31, 2025.
NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets were $3.0 million and $3.4 million as of March 31, 2025 and December 31, 2024, respectively, primarily consisting of prepaid insurance as of March 31, 2025, and December 31, 2024.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Remaining payments for miners in service	$27,979	$30,221
Taxes (primarily sales tax)	14,765	14,607
Barber Lake site deposit payable	8,297	8,297
Power costs	4,052	—
Professional fees	3,753	4,449
Construction costs	3,560	2,675
Employee compensation	3,407	8,246
Other	487	1,329
Total accrued expenses and other current liabilities	$66,300	$69,824
NOTE 11. RELATED PARTY TRANSACTIONS
Related party receivables
The Company recorded related party receivables of approximately $0.3 million and $2.1 million, as of March 31, 2025 and December 31, 2024, respectively, representing amounts owed to the Company from its equity method investees.
NOTE 12. LEASES
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
Black Pearl Facility Lease
The Company and its wholly-owned subsidiary, Cipher Black Pearl LLC (“Black Pearl”), assumed a lease for a 70 acre plot of land in Winkler County, Texas, for the purpose of constructing a data center, and ancillary infrastructure to construct the Black Pearl Facility. The initial term of the lease is ten years, and includes four years consecutive renewal options for ten years each.
Reveille Facility Lease
The Company and its wholly-owned subsidiary, Cipher Reveille LLC (“Reveille”), assumed a lease for a 52 acre plot of land in LaSalle, Texas, for the purpose of constructing a data center, and ancillary infrastructure to construct the Reveille Facility. The initial term of the lease is ten years, and includes two consecutive renewal options for ten years each.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Office leases
The Company leases office space for its headquarters in New York, New York, and office space in Charleston, South Carolina, and Denver, Colorado.
All of the Company's office leases are classified as operating leases.
Additional lease information
Components of the Company’s lease expenses are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Finance leases:
Amortization of ROU assets (1)	$761	$761
Interest on lease liability	298	392
Total finance lease expense	1,059	1,153
Operating leases:
Operating lease expense	627	439
Total operating lease expense	627	439
Total lease expense	$1,686	$1,592
(1)Amortization of finance lease ROU asset is included within depreciation expense.
The Company did not incur any variable lease costs during any of the periods presented.
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flows - operating lease	$513	$401

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term – finance lease (in years)	2.4	2.7
Weighted-average remaining lease term – operating lease (in years)	7.9	8.0
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	8.0%	8.0%
Finance lease ROU assets(1)	$7,356	$8,117
(1)As of March 31, 2025, the Company recorded accumulated amortization of $5.1 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2025, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remaining Year Ended December 31, 2025	$3,625	$3,599	$7,224
Year Ended December 31, 2026	4,834	2,293	7,127
Year Ended December 31, 2027	3,223	2,304	5,527
Year Ended December 31, 2028	—	2,284	2,284
Year Ended December 31, 2029	—	1,111	1,111
Thereafter	—	6,668	6,668
Total lease payments	11,682	18,259	29,941
Less present value discount	(1,464)	(5,553)	(7,017)
Total	$10,218	$12,706	$22,924
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of March 31, 2025.
Contingencies
The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that a material loss, if any, will result from any claims, lawsuits and proceedings to which the Company is subject to either individually, or in the aggregate.
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
NOTE 14. STOCKHOLDERS’ EQUITY
As of March 31, 2025, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the three months ended March 31, 2025, the Company issued 731,702 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 245,680 of these shares of Common Stock from officers and employees, with a fair value of approximately $1.1 million, to cover taxes related to the settlement of vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.
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

Pursuant to the Amended and Restated Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Amended and Restated Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Amended and Restated Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Amended and Restated Sales Agreement, the Company

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Amended and Restated Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Amended and Restated Sales Agreement. During the three months ended March 31, 2025, in connection with the Amended and Restated Sales Agreement, the Company received proceeds of $34,178,334, net of issuance costs, from the sale of 9,149,447 shares of common stock, with an average net selling price of $3.74 per share.
NOTE 15. WARRANTS
The Company assumed Common Stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,613,980 Public Warrants and no Private Placement Warrants outstanding as of December 31, 2024, and March 31, 2025. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.
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
Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Award Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2025, this resulted in an increase of 10,523,515 shares of Common Stock available for issuance under the Incentive Award Plan. As of March 31, 2025, 12,678,674 shares of Common Stock were available for issuance under the Incentive Award Plan.
The Company recognized total share-based compensation in Compensation and benefits on the condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Service-based RSUs	$8,241	$6,136
Performance-based RSUs	891	1,947
Common stock, fully-vested	—	234
Total share-based compensation expense	$9,132	$8,317

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Service-based RSUs
A summary of the Company's unvested Service-Based RSU activity for the three months ended March 31, 2025 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	15,922,220	$2.65
Granted	4,246,129	$4.19
Vested(1)	(731,702)	$2.48
Unvested at March 31, 2025	19,436,647	$2.99
(1) Does not include RSUs that have not settled as of March 31, 2025
As of March 31, 2025, there was approximately $31.4 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.4 years.
If not fully vested upon grant, service-based RSUs awarded generally vest over a period ranging from three to four years in installments as determined by the Board.
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
Performance-Based RSUs
In 2021, the Company issued 4,257,710 performance-based RSUs (the “2021 Performance-Based RSUs”) at a weighted average grant date fair value of $7.76. None of the 2021 Performance-Based RSUs were vested as of March 31, 2025. There was no unrecognized compensation expense related to unvested performance-based RSUs at March 31, 2025.
One-third of the outstanding 2021 Performance-Based RSUs will vest upon the Company achieving a market capitalization equal to or exceeding $5 billion, $7.5 billion and $10 billion, in each case over a 30-day lookback period and subject to the CEO’s continuous service through the end of the applicable 30-day period. In the event of a change in control and CEO’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day lookback period). Any 2021 Performance-Based RSUs that do not vest prior to the CEO’s termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration.
On February 26, 2025, the Company issued an additional 2,490,943 Performance-Based RSUs (the “2025 Performance-Based RSUs”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $5.01. None of the 2025 Performance-Based RSUs were vested as of March 31, 2025. There was approximately $11.6 million in unrecognized compensation expense related to the 2025 Performance-Based RSUs at March 31, 2025, which is expected to be recognized over a weighted-average vesting period of approximately 1.5 years, regardless of whether the market conditions required for vesting are achieved.
On December 31, 2025 the Company will calculate the number of PSUs expected to vest (the “Earned PSUs”), based upon the Company’s common stock achieving certain Total Shareholder Return (TSR) relative to the TSR of peer companies identified in the grant agreements and the overall TSR of the Company for the 2025 calendar year. The number of Earned PSUs will range from 0% to 225% of the number of 2025 Performance-Based RSU’s originally granted. Subject to the employee’s continuous service through the vesting date, one-third of the Earned PSUs will vest on December 31, 2025 and

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the remaining two-thirds of the Earned PSUs will vest in equal quarterly installments over the following two years with the first such vesting date occurring on March 31, 2026.
The grant date fair value of the 2025 Performance-Based RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

Risk-free interest rate	4.14%
Expected volatility	111.5%
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

	Fair Value Measured as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$1,400	$-	$-	$1,400
Restricted cash
Money market securities	14,392	-	-	14,392
Bitcoin	52,024	-	-	52,024
Receivable for bitcoin collateral	-	32,497	-	32,497
Accounts receivable	758	-	-	758
Derivative asset	-	-	93,000	93,000
	$68,574	$32,497	$93,000	$194,071
Liabilities included in:
Short-term borrowings
Bitcoin loan payable	$10,459	$-	$-	$10,459
	$10,459	$-	$-	$10,459

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$4,314	$-	$-	$4,314
Restricted cash
Money market securities	14,392	-	-	14,392
Bitcoin	92,651	-	-	92,651
Receivable for bitcoin collateral	-	32,248	-	32,248
Accounts receivable	596	-	-	596
Derivative asset	-	-	85,670	85,670
	$111,953	$32,248	$85,670	$229,871
Liabilities included in:
Short-term borrowings
Bitcoin loan payable	$7,330	$-	$-	$7,330
	$7,330	$-	$-	$7,330
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
Level 3 asset
The Company’s derivative asset, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years, and a remaining term of approximately 2.3 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 5.86% and 5.96% as of March 31, 2025 and December 31, 2024, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).
The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Opening balance	$85,670	$93,591
Change in fair value	7,330	7,359
Ending balance	$93,000	$100,950
Level 3 liability
The Company’s Private Placement Warrants (as defined in Note 15. Warrants) were its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The valuation of the Private Placement Warrants used assumptions and estimates the Company believes would be made by a market participant in making the same valuation. As of March 31, 2024, all Private Placement Warrants were converted to Public Warrants, and as such no Private Placement Warrants were outstanding as of March 31, 2025.
The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

December 31, 2023
Risk-free rate	4.00%
Dividend yield rate	0.00%
Volatility	124.0%
Contractual term (in years)	2.7
Exercise price	$11.50
The following table presents changes in the estimated fair value of the Private Placement Warrants (amounts in thousands):

Balance as of December 31, 2024	$—
Change in fair value	—
Balance as of March 31, 2025	$—

Balance as of December 31, 2023	$250
Change in fair value	(250)
Balance as of March 31, 2024	$—
NOTE 18. SHORT-TERM BORROWINGS
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
As of March 31, 2025, the Company had $25.0 million outstanding on the Coinbase Overnight Credit Facility, at a weighted average interest rate of 8.8%. The Company had $25.0 million balance outstanding on the Coinbase Overnight Credit Facility as of December 31, 2024. The Company had no balance outstanding on the Term Loan Facility as of March 31, 2025 or December 31, 2024.
Luxor Purchase and Sale Agreement
The Company has the ability to enter into agreements with Luxor Technology Corporation (“Luxor”) to borrow bitcoin to be repaid at a fixed amount of bitcoin per day over fixed periods. The Company records the outstanding balance at fair value in Short-term borrowings based on the current bitcoin price, with changes in fair value recorded in Other income.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2025, the Company owed approximately 128.2 bitcoin valued at $10.5 million related to these agreements. As of December 31, 2024 the Company owed approximately 80.3 bitcoin valued at $7.3 million related to this agreement.
NOTE 19. SEGMENT REPORTING
The Company has one operating segment, Bitcoin Mining, which through operations produce bitcoin to generate revenue. The Chief Operating Decision Maker (“CODM”) for the Company consists of the CEO and CFO. The CODM reviews the performance of its segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources. Asset information is not regularly provided to the CODM for resource allocation as a large portion of assets are property and equipment that cannot be repurposed for other revenue streams.
The Company’s revenues, significant expenses, operating income, and net income by segment for the three months ended March 31, 2025 and 2024 is summarized in the following table (in thousands):

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Three Months Ended March 31, 2025
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$48,959	$48,959
Costs and operating (expenses) income
Cost of revenue	(14,894)
Depreciation and amortization	(43,467)
Change in fair value of derivative asset	7,330
Unrealized gains on fair value of bitcoin	(20,178)
Realized gains on sale of bitcoin	12,196
Equity in losses of equity method investees	(5,292)
Other segment items(1)	512
Segment operating income	(14,834)	(14,834)
Adjustments(2)		(23,254)
Operating loss		(38,088)
Interest income		190
Interest expense		(777)
Other non-operating items(3)		(156)
Loss before taxes		$(38,831)

Three Months Ended March 31, 2024
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$48,137	$48,137
Costs and operating (expenses) income
Cost of revenue	(14,820)
Depreciation and amortization	(17,244)
Change in fair value of derivative asset	7,359
Unrealized gains on fair value of bitcoin	40,556
Realized gains on sale of bitcoin	—
Equity in losses of equity method investees	738
Other segment items(1)	1,173
Segment operating income	65,899	65,899
Adjustments(2)		(19,113)
Operating loss		46,786
Interest income		786
Interest expense		(400)
Other non-operating items(3)		(1,708)
Loss before taxes		$45,464

(1) Other segment items included in Bitcoin Mining include Power sales, and Other gains.
(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
NOTE 20. INCOME TAXES
The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
period in which they occur. The Company recorded an income tax expense of approximately 0.4% of loss before taxes for the three months ended March 31, 2025 and 12.2% of income before taxes for the three months ended March 31, 2024 respectively.
NOTE 21. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report. No subsequent events have been identified other than those disclosed in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward‑looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report.
Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “Cipher Mining,” “we,” “us” or “our” refers to Cipher Mining Inc. and its consolidated subsidiaries, unless otherwise indicated.
Overview
We develop and operate industrial-scale data centers. Our active portfolio and development pipeline is expected to consist of more than 3.0 GW of capacity across 11 sites. We currently operate one wholly-owned 207 MW bitcoin mining data center, have equity investments in three partially-owned 40 MW bitcoin mining data centers, and have a pipeline of approximately 2.8 GW across seven additional sites in Texas, including one 300 MW data center at which we plan to energize 150 MW of bitcoin mining in 2025. As we develop the sites in our pipeline and source future sites, locations and partnerships, we evaluate their suitability for either bitcoin mining or high-performance computing (“HPC”).
Our current intention is to continue expanding our business by developing and operating industrial-scale data centers for bitcoin mining and HPC, expanding capacity at our current data centers, continuing to execute our treasury management strategy and entering into other strategic arrangements, such as joint ventures, data center hosting and leasing agreements, or software licensing arrangements. We aim to be a market leader in innovation, including in bitcoin mining growth, data center construction and as a hosting partner to HPC companies.
As of April 30, 2025, the hashrate capacity of the Odessa Facility was 11.3 EH/s. Our joint ventures, in which we have a 49% equity interest, have a hashrate capacity of 4.4 EH/s.
Factors Affecting Our Results of Operations
There have been no material changes to the “Factors Affecting Our Results of Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.
Summary of Bitcoin Inventory
The following table presents information about our Bitcoin inventory for the three months ended March 31, 2025, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Opening balance	994	$92,651
Bitcoin received from equity investees	78	7,394
Bitcoin received from mining activities	388	36,496
Bitcoin received from loan	180	16,551
Bitcoin loan payments	(2)	(76)
Proceeds from sales of bitcoin	(960)	(90,005)
Realized gains on sale of bitcoin	—	12,196
Unrealized losses on bitcoin	—	(20,178)
Bitcoin transferred to collateral, net	(48)	(3,005)
Ending balance	630	$52,024

Components of our Results of Operations
For a description of the components of our results of operations, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue - bitcoin mining	$48,959	$48,137
Costs and operating (expenses) income
Cost of revenue	(14,894)	(14,820)
Compensation and benefits	(14,303)	(13,036)
General and administrative	(8,951)	(6,077)
Depreciation and amortization	(43,467)	(17,244)
Change in fair value of derivative asset	7,330	7,359
Power sales	991	1,173
Equity in income (losses) of equity investees	(5,292)	738
Unrealized (losses) gains on fair value of bitcoin	(20,178)	40,556
Realized gains on sale of bitcoin	12,196	-
Other gains	(479)	-
Total costs and operating expenses	(87,047)	(1,351)
Operating (loss) income	(38,088)	46,786
Other income (expense)
Interest income	190	786
Interest expense	(777)	(400)
Change in fair value of warrant liability	-	250
Other expense	(156)	(1,958)
Total other expense	(743)	(1,322)
(Loss) income before taxes	(38,831)	45,464
Current income tax expense	(779)	(386)
Deferred income tax benefit (expense)	635	(5,178)
Total income tax expense	(144)	(5,564)
Net (loss) income	$(38,975)	$39,900
Comparative Results for the Three Months Ended March 31, 2025 and 2024
Revenue
Revenue for the three months ended March 31, 2025 was $49.0 million, compared to $48.1 million for the three months ended March 31, 2024, and was generated entirely from bitcoin mining operations at the Odessa Facility. The increase year over year was primarily driven by an increase in the average bitcoin price in the current year, partially offset by a decrease in the amount of bitcoin mined as a result of the bitcoin halving in April 2024.
Cost of revenue
Cost of revenue for the three months ended March 31, 2025 was $14.9 million, compared with $14.8 million for the three months ended March 31, 2024, and consisted primarily of power costs at the Odessa Facility. The consistency is primarily due to our fixed cost of power under our Power Purchase Agreement.

Compensation and benefits
Compensation and benefits for the three months ended March 31, 2025 was $14.3 million, an increase of $1.3 million compared to $13.0 million for the three months ended March 31, 2024. The increase was primarily due to an increase in headcount year-over-year.
General and administrative
General and administrative expenses for the three months ended March 31, 2025 was $9.0 million, an increase of $2.9 million compared to $6.1 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in legal fees related to strategic initiatives, and professional fees related to SOX 404 compliance as a result of losing Emerging Growth Company status during 2024.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2025 was $43.5 million, an increase of $26.3 million compared to Depreciation and amortization of $17.2 million for the three months ended March 31, 2024. The increase was primarily due to increased miners, and mining equipment at the Odessa Facility, as well as the change in the estimated useful life of our miners from five years to three years.
Change in fair value of derivative asset
Change in fair value of derivative asset was a $7.3 million decrease for the three months ended March 31, 2025 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years.
Power sales
At our Odessa Facility, we sell excess electricity that was available under the Luminant Power Agreement, but not needed in our mining operations, back to the ERCOT market through Luminant. We sold power for proceeds of $1.0 million and $1.2 million for the three months ended March 31, 2025, and 2024, respectively. Power sales fluctuate each period based on power and bitcoin prices, which are volatile.
Equity in income (losses) of equity investees
Equity in losses of equity investees totaled $5.3 million for the three months ended March 31, 2025 compared to income of $0.7 million for the three months ended March 31, 2024. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the five-year useful life of the miners. For the three months ended March 31, 2025, we recognized roughly $4 million as our 49% share of a one-time impairment charge on the miners of Alborz LLC, net of accretion.
Unrealized (losses) gains on fair value of bitcoin
Unrealized losses on fair value of bitcoin totaled $20.2 million for the three months ended March 31, 2025, compared to Unrealized gains on fair value of bitcoin of $40.6 million for the three months ended March 31, 2024. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized gains on sale of bitcoin
Realized gains on sale of bitcoin totaled $12.2 million for the three months ended March 31, 2025. In the current period this was related to gains recognized on bitcoin sales. We did not sell bitcoin in the prior year period.

Other expense
Other expense totaled $0.7 million for the three months ended March 31, 2025, compared to $1.3 million of Other expense for the three months ended March 31, 2024. In the prior year period we experienced losses from hedging strategies as part of treasury management.
Income tax benefit (expense)
For the three months ended March 31, 2025, we recorded a provision for income taxes of $0.1 million as a result of projected income for the current year in the jurisdictions which we operate. For the three months ended March 31, 2024, we recorded a provision for income taxes of $5.6 million.
Liquidity and Capital Resources
We had cash used in operations of $47.2 million for the three months ended March 31, 2025. As of March 31, 2025, we had cash and cash equivalents of $23.2 million, total stockholders’ equity of $734.8 million and an accumulated deficit of $220.4 million. We fund operations primarily through a combination of at-the-market stock issuances and bitcoin sales.
We have established an at-the-market sales agreement with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Compass Point Research & Trading, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, and BTIG, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $725.7 million. For the three months ended March 31, 2025, we received net proceeds on sales of 9.1 million shares of common stock under the Amended and Restated Sales Agreement of approximately $34.2 million (net of commissions and expenses) at an average net selling price of $3.74 per share. For more information on our at-the-market sales agreement and our at-the-market offerings, see “Note 14, Stockholders’ Equity — At-the-Market Sales Agreement.”
On August 14, 2023, we entered into a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we currently have a secured line of credit up to $25.0 million (the “Coinbase Overnight Credit Facility”). We will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of March 31, 2025 we had $25.0 million drawn from the Coinbase Overnight Credit Facility, $15 million of which was repaid prior to February 25, 2025. Additionally, we established a term loan facility with Coinbase with a limit of $35.0 million and maximum period of one year (the “Term Loan Facility”). Coinbase has the right to terminate loans under the Term Loan Facility if the price of bitcoin falls below $40,000. As of March 31, 2025, we were in compliance with the covenants under the Coinbase Overnight Credit Facility.
We enter into agreements with Luxor Technology Corporation (“Luxor”) when needed to borrow bitcoin for short-term periods, which we are able to use as a source of short-term financing.
Management believes that our existing financial resources, combined with projected cash and bitcoin inflows from our data centers, our intent and ability to sell bitcoin received or earned, and our intent and ability to sell common stock through at-the-market offerings will be sufficient to enable us to meet our operating and capital requirements for at least 12 months from the date the condensed consolidated financial statements included in this Quarterly Report are issued and the foreseeable future.

Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(47,238)	$(26,636)
Net cash used in investing activities	(17,298)	(30,957)
Net cash provided by financing activities	82,124	60,163
Net increase (decrease) in cash and cash equivalents	$17,588	$2,570
Operating Activities
Net cash used in operating activities increased by $20.6 million to $47.2 million for the three months ended March 31, 2025 from $26.6 million for the three months ended March 31, 2024. We incurred a net loss of $39.0 million for the three months ended March 31, 2025, compared to net income of $39.9 million for the three months ended March 31, 2024, representing a decrease of $78.9 million. Cash flows used in operating activities was impacted by a $78.9 million decrease in Net income, and $75.9 million increase in non-cash items, primarily driven a $48.5 million increase in gains on the fair value of bitcoin, and a $26.2 million increase in Depreciation. Additionally, changes in assets and liabilities resulted in an increase in cash used of $17.6 million between the three months ended March 31, 2025 and 2024.
Investing Activities
Cash used in investing activities decreased by $13.7 million to $17.3 million of net cash used in investing activities for the three months ended March 31, 2025 compared to $31.0 million of net cash used in investing activities for the three months ended March 31, 2024. This change primarily related to $90.0 million of proceeds from sale of Bitcoin, an $11.0 million decrease in contributions to equity investees related to capital expenditures and operations at the Alborz, Bear and Chief facilities, partially offset by a $70.6 million increase in deposits related to new miner purchases, and a $16.7 million increase in purchases of Property and equipment related to building out the Black Pearl facility.
Financing Activities
Cash flows provided by financing activities increased by $22.0 million to $82.1 million net cash provided by financing activities for the three months ended March 31, 2025 from $60.2 million net cash provided by financing activities for the three months ended March 31, 2024. This change was primarily driven by a $50.0 million increase in proceeds from treasury stock reissued for PIPE investment, partially offset by a $31.6 million decrease in proceeds from the issuance of common stock during the three months ended March 31, 2025.
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
On August 23, 2023, we entered into a second amendment of the Luminant Lease Agreement, the terms of which included an amended payment schedule, reflecting monthly installments of principal and interest totaling $19.7 million on an undiscounted basis, due over the remaining four-year period starting in July 2023. This amendment did not have a material impact on our condensed consolidated financial statements.
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
The following is a reconciliation of our Adjusted Earnings to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation of Adjusted Earnings:
Net (loss) income	$(38,975)	$39,900
Change in fair value of derivative asset	(7,330)	(7,359)
Share-based compensation expense	9,132	8,317
Depreciation and amortization	43,467	17,244
Deferred income tax (benefit) expense	(635)	5,178
Other losses - nonrecurring	479	—
Change in fair value of warrant liability	—	(250)
Adjusted (loss) earnings	$6,138	$63,030
The following is a reconciliation of our Adjusted Earnings (loss) per share - diluted to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Reconciliation of Adjusted Earnings per share - diluted:
Net loss per share - diluted	$(0.11)	$0.13
Change in fair value of derivative asset per diluted share	(0.02)	(0.03)
Share-based compensation expense per diluted share	0.03	0.03
Depreciation and amortization per diluted share	0.12	0.06
Deferred income tax (benefit) expense per diluted share	—	0.02
Other losses - nonrecurring per diluted share	—	—
Change in fair value of warrant liability per diluted share	—	—
Adjusted (loss) earnings per diluted share	$0.02	$0.21
Critical Accounting Policies, and Use of Estimates
For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited condensed consolidated financial statements from those previously disclosed in our 2024 Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following discussion of our market risks involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of this Quarterly Report.
Our primary market risks are described below. We use various strategies to manage these risks; however, they may still from time to time impact our condensed consolidated financial statements
Bitcoin Price Risk
We hold bitcoin on our inventory at fair value, and as such we are exposed to the impact of the change in bitcoin price. As of March 31, 2025, we had 630 bitcoin in inventory, of which 150 bitcoin were hedged through trading strategies. A 10% decrease in the price of bitcoin would result in an estimated $3.9 million increase in Net loss for the three months ended March 31, 2025.
Power Price Risk
The estimated fair value of our Derivative asset related to our power purchase agreement is derived from Level 2 and Level 3 inputs. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity. A 10% decrease in power prices would result in an estimated $17.1 million decrease in the estimated fair value of the Derivative asset and increase in Net loss for the three months ended March 31, 2025.
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
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2025, the end of the period covered by this Quarterly Report. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025.
Remediation of Material Weakness
As noted in the 2024 Form 10-K, during management’s assessment of internal controls over financial reporting, a material weakness was identified related to certain Information Technology General Controls (“ITGCs”) over change management controls.
As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors.
Since the material weakness related to certain ITGCs over change management controls and lack of related compensating automated process-level and manual controls was identified, management began implementing and has continued to implement and refine measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. During the three months ended

March 31, 2025, management enhanced its existing program change management controls for certain systems impacting the Company’s processes around revenue recognition and design of manual key reconciliation processes. The Company made progress but work remains to ensure reliability of such controls. Our plan includes the following, and management will continue to assess additional opportunities for remediation on an ongoing basis:
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. There have been no material changes to such proceedings previously disclosed in our 2024 Form 10-K.
Item 1A. Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2025, there were no other unregistered sales of our securities except as previously reported in our Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
Our officers and directors from time to time may adopt trading plans to transact in our common stock for a variety of reasons, including tax considerations, investment diversification, or other personal reasons. During the three months ended March 31, 2025, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each such plan, a “Rule 10b5-1 Plan”), as described below. On March 14, 2025, Tyler Page, Chief Executive Officer and director, adopted a Rule 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 900,000 shares of our common stock until November 13, 2025. No other directors or “officers” (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2025.

Item 6. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/21
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/21
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/21
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/20
10.1^	Subscription Agreement, dated January 30, 2025, by and between Cipher Mining Inc. and Star Beacon LLC	8-K	001-39625	10.1	1/30/25
10.2	Registration Rights Agreement, dated January 30, 2025, by and between Cipher Mining Inc. and Star Beacon LLC	8-K	001-39625	10.2	1/30/25
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________________________________
*Filed herewith.
**Furnished herewith.
†Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) non-material, (ii) is of the type that the registrant customarily and actually treats as private or confidential and (iii) would be competitively harmful if publicly disclosed.
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

CIPHER MINING INC.

Date: May 6, 2025	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)