Form 10-Q
period 2025-06-30
Cipher Mining Inc.
filed 2025-08-07
CIK 1819989

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
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2025, the registrant had 393,282,654 shares of Common Stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CIPHER MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$62,704	$5,585
Accounts receivable	1,575	596
Receivables, related party	249	2,090
Prepaid expenses and other current assets	7,417	3,387
Bitcoin	112,089	92,651
Receivable for bitcoin collateral	-	32,248
Derivative asset	35,629	31,648
Total current assets	219,663	168,205
Restricted cash	14,392	14,392
Property and equipment, net	473,887	480,865
Deposits on equipment	183,028	38,872
Intangible assets, net	9,229	8,881
Investment in equity investees	45,901	53,908
Derivative asset	41,891	54,022
Operating lease right-of-use asset	12,288	12,561
Security deposits	13,794	19,782
Other noncurrent assets	4,686	3,958
Total assets	$1,018,759	$855,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,871	$22,699
Accrued expenses and other current liabilities	30,180	69,824
Finance lease liability, current portion	4,011	3,798
Operating lease liability, current portion	3,444	3,127
Short-term borrowings	-	32,330
Total current liabilities	52,506	131,778
Long-term borrowings, net	167,113	-
Asset retirement obligations	32,110	20,282
Finance lease liability	5,270	7,331
Operating lease liability	9,450	9,833
Deferred tax liability	3,406	4,269
Total liabilities	269,855	173,493
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2025, and December 31, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 388,123,588 and 361,432,449 shares issued as of June 30, 2025 and December 31, 2024, respectively, and 386,758,546 and 350,783,817 shares outstanding as of June 30, 2025, and December 31, 2024, respectively	388	361
Additional paid-in capital	1,014,686	863,015
Accumulated deficit	(266,168)	(181,412)
Treasury stock, at par, 1,365,042 and 10,648,632 shares at June 30, 2025 and December 31, 2024, respectively	(2)	(11)
Total stockholders’ equity	748,904	681,953
Total liabilities and stockholders’ equity	$1,018,759	$855,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue - bitcoin mining	$43,565	$36,808	$92,524	$84,945
Costs and operating (expenses) income
Cost of revenue	(15,330)	(14,281)	(30,224)	(29,101)
Compensation and benefits	(15,659)	(16,285)	(29,962)	(29,321)
General and administrative	(9,078)	(8,365)	(18,029)	(14,442)
Depreciation and amortization	(44,086)	(20,251)	(87,553)	(37,495)
Change in fair value of derivative asset	(15,480)	21,980	(8,150)	29,339
Power sales	1,376	1,109	2,367	2,282
Equity in (losses) income of equity investees	(1,701)	(577)	(6,993)	161
Unrealized gains (losses) on fair value of bitcoin	17,143	(21,178)	(3,035)	19,378
Realized (losses) gains on sale of bitcoin	(3,639)	4,869	8,557	4,869
Other operating losses	(2,354)	-	(2,833)	-
Total costs and operating expenses	(88,808)	(52,979)	(175,855)	(54,330)
Operating (loss) income	(45,243)	(16,171)	(83,331)	30,615
Other income (expense)
Interest income	296	1,053	486	1,839
Interest expense	(1,137)	(372)	(1,914)	(772)
Change in fair value of warrant liability	-	-	-	250
Other income (expense)	1,220	727	1,064	(1,231)
Total other income (expense)	379	1,408	(364)	86
(Loss) income before taxes	(44,864)	(14,763)	(83,695)	30,701
Current income tax expense	(1,145)	(335)	(1,924)	(721)
Deferred income tax benefit (expense)	228	(193)	863	(5,371)
Total income tax expense	(917)	(528)	(1,061)	(6,092)
Net (loss) income	$(45,781)	$(15,291)	$(84,756)	$24,609
(Loss) income per share - basic and diluted	$(0.12)	$(0.05)	$(0.23)	$0.08
Weighted average shares outstanding - basic	375,052,248	314,353,742	367,823,593	305,497,621
Weighted average shares outstanding - diluted	375,052,248	314,353,742	367,823,593	316,652,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of March 31, 2025	371,313,598	$371	$954,812	$(220,387)	(455,899)	$(1)	$734,795
Issuance of common shares, net of offering costs - At-the-market offering	14,185,254	14	51,472	-	-	-	51,486
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,624,736	3	(3,175)	-	(909,143)	(1)	(3,173)
Share-based compensation	-	-	11,577	-	-	-	11,577
Net loss	-	-	-	(45,781)	-	-	(45,781)
Balance as of June 30, 2025	388,123,588	$388	$1,014,686	$(266,168)	(1,365,042)	$(2)	$748,904

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of March 31, 2024	312,649,102	$313	$697,494	$(96,877)	(6,105,772)	$(6)	$600,924
Issuance of common shares, net of offering costs - At-the-market offering	20,626,145	21	95,836	-	-	-	95,857
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,282,625	2	(4,057)	-	(835,674)	(1)	(4,056)
Share-based compensation	-	-	13,337	-	-	-	13,337
Net loss	-	-	-	(15,291)	-	-	(15,291)
Balance as of June 30, 2024	335,557,872	$336	$802,610	$(112,168)	(6,941,446)	$(7)	$690,771

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	361,432,449	$361	$863,015	$(181,412)	(10,648,632)	$(11)	$681,953
Issuance of common shares, net of offering costs - At-the-market offering	23,334,701	23	85,642	-	-	-	85,665
Treasury stock reissued for PIPE Investment	—	-	49,990	-	10,438,413	10	50,000
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	3,356,438	4	(4,319)	-	(1,154,823)	(1)	(4,316)
Share-based compensation	-	-	20,358	-	-	-	20,358
Net loss	-	-	-	(84,756)	-	-	(84,756)
Balance as of June 30, 2025	388,123,588	$388	$1,014,686	$(266,168)	(1,365,042)	$(2)	$748,904

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336
Issuance of common shares, net of offering costs - At-the-market offering	34,872,380	35	160,369	-	-	-	160,404
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	4,408,956	5	(7,235)	-	(1,622,772)	(2)	(7,232)
Share-based compensation	-	-	21,654	-	-	-	21,654
Net income	-	-	-	24,609	-	-	24,609
Balance as of June 30, 2024	335,557,872	$336	$802,610	$(112,168)	(6,941,446)	$(7)	$690,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(84,756)	$24,609
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	87,166	37,192
Amortization of intangible assets	388	303
Amortization of operating right-of-use asset	765	565
Share-based compensation	19,625	21,654
Equity in losses (gains) of equity investees	6,993	(161)
Loss on disposal of assets	633	-
Non-cash lease expense	570	762
Other operating activities	-	(1,839)
Income taxes	(863)	5,371
Non-cash consideration received for services	(91,544)	(85,281)
Change in fair value of derivative asset	8,150	(29,339)
Change in fair value of warrant liability	-	(250)
Change in fair value of bitcoin collateral	(5,731)	-
Change in fair value of bitcoin loan	782	-
Unrealized loss (gains) on fair value of bitcoin	3,035	(19,378)
Realized gains on sale of bitcoin	(8,557)	(4,869)
Changes in assets and liabilities:
Accounts receivable	(979)	336
Receivables, related party	1,841	69
Prepaid expenses and other current assets	4,791	71
Security deposits	5,988	1,609
Other non-current assets	(728)	(203)
Accounts payable	(11,440)	(47)
Accounts payable, related party	-	(2,745)
Accrued expenses and other liabilities	(39,047)	-
Lease liabilities	(537)	(417)
Net cash used in operating activities	(103,455)	(51,988)
Cash flows from investing activities
Proceeds from sale of bitcoin	121,352	10,334
Deposits on equipment	(162,378)	(35,748)
Purchases of property and equipment	(55,867)	(15,766)
Purchases and development of software	(735)	(698)
Investment in equity investees	(12,842)	(20,435)
Net cash used in provided by investing activities	(110,470)	(62,313)
Cash flows from financing activities
Proceeds from treasury stock reissued for PIPE investment	50,000	-
Proceeds from the issuance of common stock	86,798	163,276
Offering costs paid for the issuance of common stock	(1,133)	(2,868)
Proceeds from issuance of convertible notes, net of issuance costs	167,113	-
Repurchase of common shares to pay employee withholding taxes	(4,317)	(7,237)
Principal payments on loan	(25,000)	-
Principal payments on financing lease	(2,417)	(2,418)
Net cash provided by financing activities	271,044	150,753
Net increase in cash, cash equivalents, and restricted cash	57,119	36,452
Cash, cash equivalents, and restricted cash, beginning of the period	$19,977	$86,105
Cash and cash equivalents, and restricted cash, end of the period	$77,096	$122,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of noncash investing and financing activities
Bitcoin transferred for rehypothecated collateral	$31,720	$-
Bitcoin loan payments	$26,987	$-
Bitcoin received as a loan	$16,551	$-
Bitcoin received from equity investees	$13,857	$5,907
Initial estimate of asset retirement obligation and related capitalized costs	$10,743	$-
Bitcoin purchase option	$8,820	$-
Reclassification of deposits on equipment to property and equipment	$7,480	$13,799
Property and equipment purchases in accounts payable and accrued expenses	$3,676	$-
Sales tax accrual on machines placed in service	$2,132	$-
Treasury stock reissued for PIPE investment	$10	$-
Settlement of related party payable related to master services and supply agreement	$-	$1,554
Right-of-use asset obtained in exchange for finance lease liability	$-	$3,414

The following table provides a reconciliation of Cash and cash equivalents together with Restricted cash as reported within the Consolidated Balance Sheets to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30,
	2025	2024
Cash and cash equivalents	$62,704	$122,557
Restricted cash	14,392	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$77,096	$122,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Cipher Mining Inc. (“Cipher” or the “Company”) is focused on the development and operation of industrial-scale data centers for bitcoin mining and high-performance compute (“HPC”) hosting. The Company operates two wholly-owned bitcoin mining data centers, a 207 MW site located in Odessa, Texas that draws fixed priced power from a power purchase agreement with its electricity provider (the “Odessa Facility”), and a 300 MW data center in Wink, Texas that draws power from the power grid (the “Black Pearl Facility”) and has equity investments in three partially-owned joint venture bitcoin mining data centers. The Company’s portfolio as of June 30, 2025 also includes three wholly-owned sites which have not commenced operations, and options to acquire three additional wholly-owned sites.
Risks and uncertainties
Liquidity and capital resources
The Company has historically experienced net losses and negative cash flows from operations; however, proceeds from sales of bitcoin are categorized as cash flows from investing activities to the extent bitcoin is sold after seven days of receipt. As of June 30, 2025, the Company had approximate balances of cash and cash equivalents of $62.7 million, working capital of $167.2 million, total stockholders’ equity of $748.9 million and an accumulated deficit of $266.2 million. The Company uses a combination of proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, short-term and long-term financing arrangements, and strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.
The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $103.5 million of cash was used for operating activities during the six months ended June 30, 2025.
During the six months ended June 30, 2025, the Company sold bitcoin for proceeds of approximately $121.4 million, paid approximately $162.4 million for deposits on equipment primarily related to new miner purchases, and paid approximately $55.9 million for property and equipment primarily related to the build-out of the Black Pearl Facility.
The Company has a master loan agreement with Coinbase Credit, Inc., as Lender, and Coinbase, Inc., as Lending Service Provider (the “Coinbase Master Loan Agreement”). Pursuant to the master loan agreement, the Company has a secured line of credit up to $25.0 million (the “Coinbase Overnight Credit Facility”), and a term loan facility with Coinbase with a limit of $35.0 million and maximum period of one year (the “Term Loan Facility”). As described in more detail in Note 14. Debt, the borrowings are collateralized by bitcoin transferred to the Lending Service Provider’s platform.
On May 22, 2025, the Company issued $172.5 million principal amount of convertible notes due in 2030 with an interest rate of 1.75% (the “2030 Convertible Notes”). The 2030 Convertible Notes are senior, unsecured obligations with interest due semiannually on May 15 and November 15 each year beginning on November 15, 2025. Refer to Note 14. Debt for more details.
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

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Certain prior year amounts have been reclassified for consistency with the current period presentation. Effective for the year ended December 31, 2024, the Company changed the presentation of its consolidated income statement to separately disclose Unrealized gains (losses) on fair value of bitcoin and Realized (losses) gains on sale of bitcoin. The Company believes this presentation provides increased transparency on the nature of the respective financial statement line items. As a result, the Company reported $21.2 million and $4.9 million as Unrealized losses on fair value of bitcoin and Realized gains on sale of bitcoin, respectively, for the three months ended June 30, 2024 and $19.4 million and $4.9 million as Unrealized gains on fair value of bitcoin and Realized gains on sale of bitcoin, respectively, for the six months ended June 30, 2024, which were previously reported aggregated in Gains on fair value of bitcoin.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuation of its level 3 asset, useful lives of property and equipment, the asset retirement obligation and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
A detailed description of the Company’s significant accounting policies is included in the Company’s 2024 Form 10-K. You should read the unaudited condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2024 Form 10-K. There have been no material changes in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2024 Form 10-K.
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

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
compensation due the Company. Given the terms of the contract, and the Company’s customary business practice, the contract effectively provides the Company with a contract that continuously renews throughout the day.
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating segment, Bitcoin Mining, which through operations produces bitcoin to generate revenue. The Chief Operating Decision Maker (“CODM”) for the Company consists of the chief executive officer (“CEO”), and chief financial officer (“CFO”). The CODM reviews the performance of its segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources.
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
Earnings per share
Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts net income (loss) and net income (loss) per common share for the effect of all potentially dilutive shares of Common Stock. Potentially dilutive common shares consist of the Company’s outstanding warrants to purchase Common Stock, Common Stock to settle convertible notes, as well as unvested restricted stock units (“RSUs”).
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
The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted loss per share:
Net (loss) income	$(45,781)	$(15,291)	$(84,756)	$24,609

Weighted average shares outstanding - basic	375,052,248	314,353,742	367,823,593	305,497,621
Add:
RSUs	-	-	-	11,154,679
Weighted average shares outstanding - diluted	375,052,248	314,353,742	367,823,593	316,652,300

Net (loss) income per share - basic and diluted	$(0.12)	$(0.05)	$(0.23)	$0.08

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the common share equivalents that are excluded from the computation of diluted earnings (loss) per common share at June 30, 2025 and 2024, because including them would have been antidilutive.

	June 30,
	2025	2024
Public warrants	8,613,980	8,613,980
Unvested RSUs	27,056,741	—
Note Conversion	50,438,686	0
	86,109,407	8,613,980
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The Company adopted this standard on January 1, 2025 and it did not have a significant impact on its condensed consolidated financial statements.
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
NOTE 3. BITCOIN
The following table presents information about the Company’s bitcoin (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Opening balance	$92,651	$32,978
Bitcoin received from equity investees	13,857	5,907
Bitcoin received from mining activities	67,270	85,281
Bitcoin received from loan	16,551	-
Bitcoin loan payments	(140)	-
Proceeds from sales of bitcoin	(121,352)	(10,334)
Realized gains on sales of bitcoin, net(1)	8,557	4,869
Unrealized (losses) gains on bitcoin	(3,035)	19,378
Realized loss on bitcoin transferred to collateral, net(2)	(3,195)	-
Bitcoin transferred from collateral, net	40,925	-
Ending balance	$112,089	$138,079
(1) Realized losses from sale of bitcoin were immaterial in all periods presented.
(2) Realized loss on bitcoin transferred to collateral, net is classified under other income (expense) on the condensed consolidated statement of operations
The Company held approximately 1,046 and 994 bitcoin at June 30, 2025, and December 31, 2024, respectively. The associated fair values and cost bases of bitcoin held were $112.1 million, and $102.2 million, respectively, at June 30, 2025, and $92.7 million, and $79.8 million, respectively at December 31, 2024. Fair value of bitcoin is estimated using the closing price at 23:59:59 UTC in the Company’s principal market, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a first-in-first-out (“FIFO”) basis.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2025, the Company had no bitcoin pledged as collateral related to the Coinbase Overnight Credit Facility. As of December 31, 2024, the Company had 345 bitcoin with a fair value of $32.2 million pledged as collateral related to the Coinbase Overnight Credit Facility. Restrictions on this bitcoin pledged as collateral lapse upon repayment of the outstanding balance drawn on this facility. The collateral pledged related to the Coinbase Overnight Credit Facility can be rehypothecated and therefore is derecognized from the Company’s ending bitcoin balance, and recorded in Receivable for bitcoin collateral on the Company’s consolidated balance sheet. Any difference in cost basis of the bitcoin transferred is recorded in Realized gains on sale of bitcoin on the Company’s consolidated statement of operations.
Additionally, the Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of June 30, 2025, the Company had 8 bitcoin with a fair value of $0.9 million pledged relating to bitcoin trading strategies. Restrictions on this collateral will lapse in August 2025. As of December 31, 2024 the Company had no bitcoin pledged as part of trading strategies.
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
The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From Power sales, the Company earned approximately $1.4 million and $1.1 million for the three months ended June 30, 2025, and 2024, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2025, and 2024, respectively, and recorded this amount within Costs and operating (expenses) income on the condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in Cost of revenue.
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Miners and mining equipment	$341,475	$342,111
Leasehold improvements	149,867	137,582
Land	58,330	49,021
Buildings	53,104	—
Infrastructure	101,904	28,166
Other	846	606
Construction-in-progress	11,929	82,017
Total cost of property and equipment	717,455	639,503
Less: accumulated depreciation	(243,568)	(158,638)
Property and equipment, net	$473,887	$480,865
As of June 30, 2025, the Company had approximately $11.9 million of construction-in-progress primarily related to the additional construction at the Black Pearl Facility. For the six months ended June 30, 2025, $126.3 million of Construction-

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
in-progress related to the build out of the Black Pearl Facility was reclassified primarily into Buildings of $53.2 million with a useful life of 20 years, and Infrastructure of $71.6 million with a useful live of 10-20 years.
In June 2025, as part of placing the assets related to the Black Pearl Facility into service, the Company recorded an asset retirement obligation for the Black Pearl Facility to restore the land to its original condition at the end of the lease for $10.7 million, to be depreciated straight-line over the estimated remaining useful lives of the assets related to the facility.
Depreciation expense was approximately $43.9 million and $20.3 million respectively, for the three months ended June 30, 2025, and 2024, respectively, and included approximately $0.6 million and $0.6 million of accretion expense related to the Company’s asset retirement obligations, and $87.2 million and $37.2 million, respectively, for the six months ended June 30, 2025 and 2024, respectively, and included approximately $1.1 million and $0.9 million for the six months ended June 30, 2025 and 2024, of accretion expense related to the Company’s asset retirement obligations.
NOTE 6. DEPOSITS ON EQUIPMENT
In the fourth quarter of 2023, the Company entered into an agreement with Bitmain to purchase 7.1 EH/s of miners to be delivered in the first half of 2025 (the “Future Sales and Purchase Agreement”), all of which have been delivered with no remaining amount to be paid. In addition to amending the agreement on June 5, 2024 (such amendment, the “Supplemental Agreement”) to upgrade the miners and accelerate the delivery from the first half of 2025 to the fourth quarter of 2024, the Future Sales and Purchase Agreement also has an option to purchase an additional 8.7 EH/s in 2024. The Company paid $12.2 million upon signing the agreement in the fourth quarter of 2023 as a deposit, which can be used towards purchases under this option. On July 10, 2024, the Company entered into an agreement to further amend the Future Sales and Purchase agreement (the “Amendment Agreement”). The Amendment Agreement upgraded the miners to be purchased under the option, and extended the option expiration from December 31, 2024 to June 30, 2025.
On May 16, 2025, the Amendment Agreement was subsequently amended to reduce the total amount due to Bitmain under the Future Sales and Purchase Agreement and Supplemental Agreement from $120.2 million to $108.2 million, accelerate payment due under these agreements from progress payments through November 2025 to one payment due within 14 days of the execution of the new amendment, and provide the Company with a call option to purchase 493 bitcoin for $60.1 million with an expiration of August 30, 2025 and a call option to purchase 493 bitcoin for $60.1 million with an expiration of November 30, 2025 contingent upon exercising the first option (the “Bitmain Bitcoin Options”). The Company has paid nonrefundable deposits for miners of $165.9 million for this order as of June 30, 2025. The Bitmain Bitcoin Options are accounted for as derivatives and are classified in Prepaid expenses and other current assets as the expiration is within one year, and are carried at fair value. The loss on fair value of the Bitmain Bitcoin Options for the three and six months ended June 30, 2025 was $3.8 million and is recorded in Other expense in the condensed consolidated statement of operations.
In the second quarter of 2024, the Company entered into an agreement with Canaan to purchase 1.25 EH/s of miners to be delivered in the fourth quarter of 2024, all of which have been delivered with no remaining amount to be paid. Additionally, the contract included an option to purchase up to 160 MW of miners which the Company can exercise on or before June 30, 2025. The Company paid a deposit of $5.3 million associated with the option. Subsequent to quarter end, on July 2, 2025, the Company reached an agreement with Canaan to exercise the option to obtain 25 MW of miners for $21.3 million, and the Company paid an additional $8.5 million in deposits related to this order.
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
During fiscal year 2022, the Company contributed miners and mining equipment to the Data Center LLCs. The contributed miners had a fair value that was below the cost paid by the Company to obtain them. As such, the Company recognized a loss at the time of the contributions, resulting in basis differences of the miners between the Company and the Data Center LLCs, which recorded the contributions of equipment from the Company at historical cost. The Company accretes these

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
basis differences over the life of the miners and records the accretion amount for each reporting period within Equity in losses of equity investees on its statements of operations. As of June 30, 2025, the Company had remaining basis differences totaling approximately $7.1 million that have not yet been accreted.
Activity in the Company’s investments in equity investees during the six months ended June 30, 2025, and 2024, consisted of the following (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Opening balance	$53,908	$35,258
Cost of contributed mining equipment and other capital contributions	12,842	20,437
Accretion of basis differences related to miner contributions	3,199	3,342
Bitcoin received from equity investees	(13,857)	(5,907)
Equity in net losses of equity investees	(10,191)	(3,181)
Ending Balance	$45,901	$49,949
NOTE 8. INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(554)	$6,446
Capitalized software	3,389	(606)	2,783
Total	$10,389	$(1,160)	$9,229

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(379)	$6,621
Capitalized software	2,653	(393)	2,260
Total	$9,653	$(772)	$8,881

The Company recorded amortization expense related to intangible assets of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remaining Year Ended December 31, 2025	$413
Year Ended December 31, 2026	827
Year Ended December 31, 2027	827
Year Ended December 31, 2028	735
Year Ended December 31, 2029	$525

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 9. SECURITY DEPOSITS
The Company’s security deposits consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Oncor Facility Extension security deposit related to Black Pearl Facility	6,269	6,269
Oncor Facility Extension security deposit related to Barber Lake Facility	—	8,297
Oncor Facility Extension security deposit related to Stingray Facility	4,244	4,244
Other deposits	3,281	972
Total security deposits	$13,794	$19,782
As part of various transactions to acquire wholly-owned sites, the Company has deposits with Oncor Electric Delivery Company LLC (“Oncor”) to construct infrastructure to provide the ability to energize each data center. These deposits are eligible to be returned to the Company if the data centers energize an agreed upon capacity within an agreed upon timeframe. As of June 30, 2025 the Company believes these deposits will be returned.
NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets were $7.4 million and $3.4 million as of June 30, 2025 and December 31, 2024, respectively, primarily consisting of the Bitmain Bitcoin Option as of June 30, 2025, and prepaid insurance as of December 31, 2024.
The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Taxes (primarily sales tax)	$16,200	$14,607
Professional fees	4,883	4,449
Employee compensation	4,257	8,246
Power costs	3,862	—
Other	907	1,329
Construction costs	71	2,675
Barber Lake site deposit payable	—	8,297
Remaining payments for miners in service	—	30,221
Total accrued expenses and other current liabilities	$30,180	$69,824
NOTE 11. RELATED PARTY TRANSACTIONS
Related party receivables
The Company recorded related party receivables of approximately $0.2 million and $2.1 million, as of June 30, 2025 and December 31, 2024, respectively, representing amounts owed to the Company from its equity method investees.
Board Observer Agreement
On April 8, 2022, the Company entered into an observer agreement (the “Board Observer Agreement”) with Bitfury Holding and Bitfury Top HoldCo (together with Bitfury Holding, the “Investors”), which provides that the Investors have the right to designate a representative to serve as an observer of the Board and any committees thereof (subject to exceptions and limitations specified in the Board Observer Agreement). The Board Observer Agreement was negotiated and approved by an independent committee of the Board. On July 22, 2025, the Company terminated the Board Observer Agreement with the Investors.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Office and warehouse leases
The Company leases office space for its headquarters in New York, New York, and office space in Charleston, South Carolina, and Denver, Colorado.
In April 2025, the Company entered into a commercial lease for a warehouse in Odessa, Texas
All of the Company's office leases are classified as operating leases.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Additional lease information
Components of the Company’s lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance leases:
Amortization of ROU assets (1)	$761	$761	$1,522	$1,522
Interest on lease liability	272	370	570	762
Total finance lease expense	1,033	1,131	2,092	2,284
Operating leases:
Operating lease expense	660	548	1,285	987
Total operating lease expense	660	548	1,285	987
Total lease expense	$1,693	$1,679	$3,377	$3,271
(1)Amortization of finance lease ROU asset is included within depreciation expense.
The Company did not incur any variable lease costs during any of the periods presented.
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating cash flows - operating lease	$565	$438	$1,078	$839
Right-of-use asset obtained in exchange for operating lease liabilities	$491	$—	491	$—

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term – finance lease (in years)	2.2	2.7
Weighted-average remaining lease term – operating lease (in years)	7.6	8.0
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	8.0%	8.0%
Finance lease ROU assets(1)	$6,595	$8,117
(1)As of June 30, 2025, the Company recorded accumulated amortization of $5.8 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.
As of June 30, 2025, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remaining Year Ended December 31, 2025	$2,417	$3,183	$5,600
Year Ended December 31, 2026	4,834	2,491	7,325
Year Ended December 31, 2027	3,223	2,502	5,725
Year Ended December 31, 2028	—	2,284	2,284
Year Ended December 31, 2029	—	1,111	1,111
Thereafter	—	6,668	6,668
Total lease payments	10,474	18,239	28,713
Less present value discount	(1,193)	(5,742)	(6,935)
Total	$9,281	$12,497	$21,778

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of June 30, 2025.
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
NOTE 14. DEBT
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

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2025, the Company had nothing outstanding on the Coinbase Overnight Credit Facility. The Company had $25.0 million balance outstanding on the Coinbase Overnight Credit Facility at a weighted average interest rate of 9.5% as of December 31, 2024. The Company had no balance outstanding on the Term Loan Facility as of June 30, 2025 or December 31, 2024.
Luxor Purchase and Sale Agreement
The Company has the ability to enter into agreements with Luxor Technology Corporation (“Luxor”) to borrow bitcoin to be repaid at a fixed amount of bitcoin per day over fixed periods. The Company records the outstanding balance at fair value in Short-term borrowings based on the current bitcoin price, with changes in fair value recorded in Other income.
As of June 30, 2025, the Company had no ongoing transactions with Luxor under the Luxor Purchase and Sales Agreement. As of December 31, 2024 the Company owed approximately 80.3 bitcoin valued at $7.3 million related to this agreement.
Long-term borrowings
The following summarizes the Company’s long-term borrowings, net of debt issuance costs:

	June 30, 2025
	Maturity Date	Interest Rate	Outstanding Principal	Deferred Debt Issuance Costs	Outstanding Borrowings, net
Long-term borrowings:
2030 Convertible Notes	May 2030	1.75%	$172,500	$5,387	$167,113
			$172,500	$5,387	$167,113

December 31, 2024
	Maturity Date	Interest Rate	Outstanding Principal	Deferred Debt Issuance Costs	Outstanding Borrowings, net
Long-term borrowings:
			$—	$—	$—
2030 Convertible Notes
On May 22, 2025, the Company issued $172.5 million principal amount of the 2030 Convertible Notes with an interest rate of 1.75% (the “2030 Notes”). The 2030 Convertible Notes are senior, unsecured obligations with interest due semiannually on May 15 and November 15 each year beginning on November 15, 2025. The 2030 Notes will mature on May 15, 2030, unless earlier repurchased, redeemed or converted.
Before February 15, 2030, noteholders will have the right to convert their 2030 Convertible Notes only upon the occurrence of certain events. From and after February 15, 2030, noteholders may convert their 2030 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. As the Company has the option to settle in shares, these shares are considered potentially dilutive for the calculation of diluted earnings per share. The initial conversion rate is 224.9213 shares of the Company’s common stock per $1,000 principal amount of 2030 Convertible Notes, which represents an initial conversion price of approximately $4.45 per share of the Company’s common stock.
The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after May 22, 2028 and on or before the 30th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such redemption notice. However, the Company may not redeem less than all of the outstanding 2030 Convertible Notes unless at least $50.0 million aggregate principal amount of 2030 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 15. STOCKHOLDERS’ EQUITY
As of June 30, 2025, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).
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
During the six months ended June 30, 2025, the Company issued 2,998,232 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, and 358,206 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 1,154,823 of these shares of Common Stock from officers and employees, with a fair value of approximately $4.3 million, to cover taxes related to the settlement of vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.
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

Pursuant to the Amended and Restated Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
under the Securities Act. The Company has no obligation to sell any of the Shares under the Amended and Restated Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Amended and Restated Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Amended and Restated Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Amended and Restated Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Amended and Restated Sales Agreement. During the six months ended June 30, 2025, in connection with the Amended and Restated Sales Agreement, the Company received proceeds of $85,664,967, net of issuance costs, from the sale of 23,334,701 shares of common stock, with an average net selling price of $3.67 per share.
NOTE 16. WARRANTS
The Company assumed Common Stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,613,980 Public Warrants and no Private Placement Warrants outstanding as of December 31, 2024, and June 30, 2025. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.
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
Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Award Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2025, this resulted in an increase of 10,523,515 shares of Common Stock available for issuance under the Incentive Award Plan. As of June 30, 2025, 13,246,079 shares of Common Stock were available for issuance under the Incentive Award Plan.
The Company recognized total share-based compensation in Compensation and benefits on the condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service-based RSUs	$8,109	$10,221	$16,350	$16,357
Performance-based RSUs	2,384	1,824	3,275	3,771
Common stock, fully-vested	—	1,292	—	1,526
Total share-based compensation expense	$10,493	$13,337	$19,625	$21,654

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Service-based RSUs
A summary of the Company's unvested Service-Based RSU activity for the six months ended June 30, 2025 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	15,922,220	$2.65
Granted	4,270,421	$4.18
Vested(1)	(2,998,232)	$2.73
Unvested at June 30, 2025	17,194,409	$3.02
(1) Does not include RSUs that have not settled as of June 30, 2025
As of June 30, 2025, there was approximately $23.6 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 1.0 years.
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
Performance-Based RSUs
In 2021, the Company issued 4,257,710 performance-based RSUs (the “2021 Performance-Based RSUs”) at a weighted average grant date fair value of $7.76. None of the 2021 Performance-Based RSUs were vested as of June 30, 2025. There was no unrecognized compensation expense related to unvested performance-based RSUs at June 30, 2025.
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
On February 26, 2025, the Company issued an additional 2,490,943 Performance-Based RSUs (the “2025 Performance-Based RSUs”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $5.01. None of the 2025 Performance-Based RSUs were vested as of June 30, 2025. There was approximately $9.2 million in unrecognized compensation expense related to the 2025 Performance-Based RSUs at June 30, 2025, which is expected to be recognized over a weighted-average vesting period of approximately 1.25 years, regardless of whether the market conditions required for vesting are achieved.
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

	Fair Value Measured as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$21,579	$-	$-	$21,579
Restricted cash
Money market securities	14,392	-	-	14,392
Bitcoin	112,089	-	-	112,089
Accounts receivable	1,575	-	-	1,575
Prepaid expenses and other current assets
Bitmain Bitcoin Options	-	5,007	-	5,007
Derivative asset	-	-	77,520	77,520
	$149,635	$5,007	$77,520	$232,162

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
The Company’s financial assets and liabilities not subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	June 30, 2025
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$167,113	$-	$222,380	$-	$222,380
	$167,113	$-	$222,380	$-	$222,380

December 31, 2024
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-
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
Level 3 asset
The Company’s derivative asset, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years, and a remaining term of approximately 2.1 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 5.33% and 5.96% as of June 30, 2025 and December 31, 2024, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).
The following table presents the changes in the estimated fair value of the derivative asset measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Opening balance	$85,670	$93,591
Change in fair value	(8,150)	29,339
Ending balance	$77,520	$122,930
Level 3 liability
The Company’s Private Placement Warrants (as defined in Note 16. Warrants) were its only liability classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants used assumptions and estimates the Company believes would be made by a market participant in making the same valuation. As of March 31, 2024, all Private Placement Warrants were converted to Public Warrants, and as such no Private Placement Warrants were outstanding as of June 30, 2025.
The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the dates indicated:

December 31, 2023
Risk-free rate	4.00%
Dividend yield rate	0.00%
Volatility	124.0%
Contractual term (in years)	2.7
Exercise price	$11.50
The following table presents changes in the estimated fair value of the Private Placement Warrants (amounts in thousands):

Balance as of December 31, 2024	$—
Change in fair value	—
Balance as of June 30, 2025	$—

Balance as of December 31, 2023	$250
Change in fair value	(250)
Balance as of June 30, 2024	$—
NOTE 19. SEGMENT REPORTING

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company’s revenues, significant expenses, operating income, and net income by segment for the six months ended June 30, 2025 and 2024 is summarized in the following table (in thousands):

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Three Months Ended June 30, 2025
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$43,565	$43,565
Costs and operating (expenses) income
Cost of revenue	(15,330)
Depreciation and amortization	(44,086)
Change in fair value of derivative asset	(15,480)
Unrealized gains on fair value of bitcoin	17,143
Realized gains on sale of bitcoin	(3,639)
Equity in losses of equity method investees	(1,701)
Other segment items(1)	(978)
Segment operating loss	(20,506)	(20,506)
Adjustments(2)		(24,737)
Operating loss		(45,243)
Interest income		296
Interest expense		(1,137)
Other non-operating items(3)		1,220
Loss before taxes		$(44,864)

Three Months Ended June 30, 2024	Bitcoin Mining	Consolidated

Revenue - bitcoin mining	$36,808	$36,808
Costs and operating (expenses) income
Cost of revenue	(14,281)
Depreciation and amortization	(20,251)
Change in fair value of derivative asset	21,980
Unrealized gains on fair value of bitcoin	(21,178)
Realized gains on sale of bitcoin	4,869
Equity in losses of equity method investees	(577)
Other segment items(1)	1,109
Segment operating income	8,479	8,479
Adjustments(2)		(24,650)
Operating loss		(16,171)
Interest income		1,053
Interest expense		(372)
Other non-operating items(3)		727
Loss before taxes		$(14,763)

(1) Other segment items included in Bitcoin Mining include Power sales, and Other gains.
(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
The Company’s revenues, significant expenses, operating income, and net income by segment for the six months ended June 30, 2025 and 2024 is summarized in the following table (in thousands):

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Six Months Ended June 30, 2025
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$92,524	$92,524
Costs and operating (expenses) income
Cost of revenue	(30,224)
Depreciation and amortization	(87,553)
Change in fair value of derivative asset	(8,150)
Unrealized gains on fair value of bitcoin	(3,035)
Realized gains on sale of bitcoin	8,557
Equity in losses of equity method investees	(6,993)
Other segment items(1)	(466)
Segment operating income	(35,340)	(35,340)
Adjustments(2)		(47,991)
Operating loss		(83,331)
Interest income		486
Interest expense		(1,914)
Other non-operating items(3)		1,064
Loss before taxes		$(83,695)

Six Months Ended June 30, 2024
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$84,945	$84,945
Costs and operating (expenses) income
Cost of revenue	(29,101)
Depreciation and amortization	(37,495)
Change in fair value of derivative asset	29,339
Unrealized gains on fair value of bitcoin	19,378
Realized gains on sale of bitcoin	4,869
Equity in losses of equity method investees	161
Other segment items(1)	2,282
Segment operating income	74,378	74,378
Adjustments(2)		(43,763)
Operating loss		30,615
Interest income		1,839
Interest expense		(772)
Other non-operating items(3)		(981)
Income before taxes		$30,701

(1) Other segment items included in Bitcoin Mining include Power sales, and Other gains.
(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
NOTE 20. INCOME TAXES
The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
period in which they occur. The Company recorded an income tax expense of approximately 2.0% of loss before taxes for the three months ended June 30, 2025 and 3.6% of loss before taxes for the three months ended June 30, 2024, and 1.3% of loss before taxes for the six months ended June 30, 2025 and 19.8% of income before taxes for the six months ended June 30, 2024.
NOTE 21. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report. No subsequent events have been identified other than those disclosed in these condensed consolidated financial statements except for the following:
On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect is not yet available.

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
Overview
We develop and operate industrial-scale data centers. Our active portfolio and development pipeline is expected to consist of more than 3.0 GW of capacity across 11 sites. We currently operate two wholly-owned bitcoin mining data centers, a 207 MW site located in Odessa, Texas that draws fixed priced power from a power purchase agreement with its electricity provider (the “Odessa Facility”), and a 300 MW data center in Wink, Texas, of which 150 MW is operational as a bitcoin mining data center, that draws power from the power grid (the “Black Pearl Facility”), have equity investments in three partially-owned 40 MW bitcoin mining data centers, and have a pipeline of approximately 2.6 GW of potential capacity across seven sites in Texas. As we develop the sites in our pipeline and source future sites, locations and partnerships, we evaluate their suitability for either bitcoin mining or high-performance computing (“HPC”).
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
As of July 31, 2025, the hashrate capacity of the Odessa Facility was approximately 11.3 EH/s and the hashrate capacity of the Black Pearl Facility was approximately 6.9 EH/s. Our joint ventures, in which we have a 49% equity interest, have a combined hashrate capacity of approximately 4.4 EH/s.
Recent Developments
On May 16, 2025, we amended our Future Sales and Purchase Agreement with Bitmain to reduce the total amount due to Bitmain, accelerate payments thereunder, and provide us with call options to purchase bitcoin. Refer to Note 6 - Deposits on equipment in the notes to our condensed consolidated financial statements included in this Quarterly Report, for further information. By prepaying those obligations that would come due between May and November, we reduced the cost of miners purchased for Phase I of the Black Pearl data center, and offset a portion of expected tariffs.
On May 22, 2025, we issued an aggregate principal amount of $172.5 million of 1.75% Convertible Senior Notes due 2030 (the “2030 Notes”). Refer to Note 14 - Debt in the notes to our Consolidated Financial Statements included in this Quarterly Report, for further information. With the net proceeds of the 2030 Notes, we completed Phase 1 of the Black Pearl Facility.
In June 2025, we energized and commenced bitcoin mining operations at Phase I of the Black Pearl facility. As of July 31, 2025, the facility is delivering approximately 6.9 EH/s of self-mining capacity.
On July 22, 2025, we terminated the Board Observer Agreement with Bitfury Top HoldCo B.V. and Bitfury Holding B.V.
Factors Affecting Our Results of Operations
There have been no material changes to the “Factors Affecting Our Results of Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Summary of Bitcoin Inventory
The following table presents information about our Bitcoin inventory for the six months ended June 30, 2025, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Opening balance	994	$92,651
Bitcoin received from equity investees	145	13,857
Bitcoin received from mining activities	696	67,270
Bitcoin received from loan	180	16,551
Bitcoin loan payments	(2)	(140)
Proceeds from sales of bitcoin	(1,312)	(121,352)
Realized gains on sale of bitcoin	—	8,557
Unrealized (losses) gains on bitcoin	—	(3,035)
Realized loss on bitcoin transferred to collateral, net	—	(3,195)
Bitcoin transferred from collateral, net	345	$40,925
Ending balance	1,046	$112,089
Components of our Results of Operations
For a description of the components of our results of operations, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue - bitcoin mining	$43,565	$36,808	$92,524	$84,945
Costs and operating (expenses) income
Cost of revenue	(15,330)	(14,281)	(30,224)	(29,101)
Compensation and benefits	(15,659)	(16,285)	(29,962)	(29,321)
General and administrative	(9,078)	(8,365)	(18,029)	(14,442)
Depreciation and amortization	(44,086)	(20,251)	(87,553)	(37,495)
Change in fair value of derivative asset	(15,480)	21,980	(8,150)	29,339
Power sales	1,376	1,109	2,367	2,282
Equity in (losses) income of equity investees	(1,701)	(577)	(6,993)	161
Unrealized gains (losses) on fair value of bitcoin	17,143	(21,178)	(3,035)	19,378
Realized (losses) gains on sale of bitcoin	(3,639)	4,869	8,557	4,869
Other operating losses	(2,354)	-	(2,833)	-
Total costs and operating expenses	(88,808)	(52,979)	(175,855)	(54,330)
Operating (loss) income	(45,243)	(16,171)	(83,331)	30,615
Other income (expense)
Interest income	296	1,053	486	1,839
Interest expense	(1,137)	(372)	(1,914)	(772)
Change in fair value of warrant liability	-	-	-	250
Other income (expense)	1,220	727	1,064	(1,231)
Total other income (expense)	379	1,408	(364)	86
(Loss) income before taxes	(44,864)	(14,763)	(83,695)	30,701
Current income tax expense	(1,145)	(335)	(1,924)	(721)
Deferred income tax benefit (expense)	228	(193)	863	(5,371)
Total income tax expense	(917)	(528)	(1,061)	(6,092)
Net (loss) income	$(45,781)	$(15,291)	$(84,756)	$24,609
Comparative Results for the Three Months Ended June 30, 2025 and 2024
Revenue
Revenue for the three months ended June 30, 2025 was $43.6 million compared to $36.8 million for the three months ended June 30, 2024 and was generated from bitcoin mining operations at the Odessa and Black Pearl Facilities. The increase year over year was primarily driven by higher bitcoin prices in the current quarter compared to the prior year quarter, partially offset by less bitcoin mined as a result of the halving in April of 2024, which reduced the bitcoin received for mining a block from 6.25 bitcoin to 3.125 bitcoin.
Cost of revenue
Cost of revenue for the three months ended June 30, 2025 was $15.3 million, compared with $14.3 million for the three months ended June 30, 2024, and consisted primarily of power costs at the Odessa Facility under the Luminant Power Agreement. The increase in the three months ended June 30, 2025 is driven primarily by additional power costs from the energization of the Black Pearl and Barber Lake facilities in the second quarter of 2025.

Compensation and benefits
Compensation and benefits for the three months ended June 30, 2025 was $15.7 million, a decrease of $0.6 million compared to $16.3 million for the three months ended June 30, 2024. The decrease was primarily due to the expiration of the expense on certain Share-based compensation awards in the first quarter of 2025.
General and administrative
General and administrative expenses increased by $0.7 million to $9.1 million during the three months ended June 30, 2025 from $8.4 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in legal fees related to strategic initiatives.
Depreciation and amortization
Depreciation for the three months ended June 30, 2025 was $44.1 million, an increase of $23.8 million compared to Depreciation and amortization of $20.3 million for the three months ended June 30, 2024. The increase was primarily due to additional depreciation expense on miners acquired as part of the Odessa fleet upgrade.
Change in fair value of derivative asset
Change in fair value of derivative asset was a $15.5 million loss for the three months ended June 30, 2025 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years.
Power sales
At the Odessa Facility we sold excess electricity that was available under the Luminant Power Agreement back to the ERCOT market through Luminant. We sold power for proceeds of $1.4 million and $1.1 million for the three months ended June 30, 2025, and 2024, respectively. Power sales fluctuate each period based on power and bitcoin prices which are both volatile.
Equity in losses of equity investees
Equity in losses of equity investees totaled $1.7 million for the three months ended June 30, 2025 compared to losses of $0.6 million for the three months ended June 30, 2024. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the five-year useful life of the miners.
Unrealized (losses) gains on fair value of bitcoin
Unrealized gains on fair value of bitcoin totaled $17.1 million for the three months ended June 30, 2025, compared to losses of $21.2 million for the three months ended June 30, 2024. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized (losses) gains on sale of bitcoin
Realized losses on sale of bitcoin totaled $3.6 million for the three months ended June 30, 2025 compared to gains of $4.9 million for the three months ended June 30, 2024. Realized gains and losses on sale of bitcoin is a result of selling bitcoin at prices different from the cost basis.
Other income (expense)
Other income totaled $0.4 million for the three months ended June 30, 2025, compared to Other expense of $1.4 million for three months ended June 30, 2024. The decrease is primarily related to interest expense incurred from the Coinbase Loan Facility and the 2030 Convertible Note issuance in the current year.

Benefit for income taxes
For the three months ended June 30, 2025, we recorded a benefit for income taxes of $0.9 million primarily driven by net losses in the current period. For the three months ended June 30, 2024, we recorded a benefit for income taxes of $0.5 million.
Comparative Results for the Six Months Ended June 30, 2025 and 2024
Revenue
Revenue for the six months ended June 30, 2025 was $92.5 million, compared to $84.9 million for the six months ended June 30, 2024, and was generated from bitcoin mining operations at the Odessa and Black Pearl Facilities. The increase year over year was primarily driven by an increase in the average bitcoin price in the current year, partially offset by a decrease in the amount of bitcoin mined as a result of the bitcoin halving in April 2024.
Cost of revenue
Cost of revenue for the six months ended June 30, 2025 was $30.2 million, compared with $29.1 million for the six months ended June 30, 2024, and consisted primarily of power costs at the Odessa Facility. The increase is primarily due to power draw at the Black Pearl and Barber Lake Facilities .
Compensation and benefits
Compensation and benefits for the six months ended June 30, 2025 was $30.0 million, compared to $29.3 million for the six months ended June 30, 2024. The increase was primarily due to an increase in headcount year-over-year.
General and administrative
General and administrative expenses for the six months ended June 30, 2025 was $18.0 million, an increase of $3.6 million compared to $14.4 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in legal fees related to strategic initiatives.
Depreciation and amortization
Depreciation and amortization for the six months ended June 30, 2025 was $87.6 million, an increase of $50.1 million compared to Depreciation and amortization of $37.5 million for the six months ended June 30, 2024. The increase was primarily due to increased miners, and mining equipment at the Odessa Facility as a result of the Odessa fleet upgrade in the fourth quarter of 2024, as well as the change in the estimated useful life of our miners from five years to three years as of June 1, 2024.
Change in fair value of derivative asset
Change in fair value of derivative asset was a $8.2 million decrease for the six months ended June 30, 2025 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years.
Power sales
At our Odessa Facility, we sell excess electricity that was available under the Luminant Power Agreement, but not needed in our mining operations, back to the ERCOT market through Luminant. We sold power for proceeds of $2.4 million and $2.3 million for the six months ended June 30, 2025, and 2024, respectively. Power sales fluctuate each period based on power and bitcoin prices, which are volatile.
Equity in income (losses) of equity investees
Equity in losses of equity investees totaled $7.0 million for the six months ended June 30, 2025 compared to income of $0.2 million for the six months ended June 30, 2024. Equity in losses of equity investees consists of our 49%

share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the five-year useful life of the miners. For the six months ended June 30, 2025, we recognized roughly $4 million as our 49% share of a one-time impairment charge on the miners of Alborz LLC, net of accretion.
Unrealized (losses) gains on fair value of bitcoin
Unrealized losses on fair value of bitcoin totaled $3.0 million for the six months ended June 30, 2025, compared to Unrealized gains on fair value of bitcoin of $19.4 million for the six months ended June 30, 2024. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized gains on sale of bitcoin
Realized gains on sale of bitcoin totaled $8.6 million for the six months ended June 30, 2025 compared to $4.9 million in the prior year period. In both periods, this is driven by selling bitcoin above our cost basis.
Other expense (income)
Other expense totaled $0.4 million for the six months ended June 30, 2025, compared to $0.1 million of Other income for the six months ended June 30, 2024. The increase of Other expense in the current year is driven primarily from an increase in interest expense related to the Coinbase Loan Facility and the 2030 Convertible Notes.
Income tax benefit (expense)
For the six months ended June 30, 2025, we recorded a provision for income taxes of $1.1 million as a result of projected income for the current year in the jurisdictions which we operate. For the six months ended June 30, 2024, we recorded a provision for income taxes of $6.1 million.
Liquidity and Capital Resources
We had cash used in operations of $103.5 million for the six months ended June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $62.7 million, total stockholders’ equity of $748.9 million and an accumulated deficit of $266.2 million. We fund operations primarily through a combination of at-the-market stock issuances, short-term and long-term financing arrangements, and bitcoin sales.
We have established an at-the-market sales agreement with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Compass Point Research & Trading, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, and BTIG, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $725.7 million. For the three months ended June 30, 2025, we received net proceeds on sales of 14.2 million shares of common stock under the Amended and Restated Sales Agreement of approximately $51.5 million (net of commissions and expenses) at an average net selling price of $3.63 per share. For more information on our at-the-market sales agreement and our at-the-market offerings, see Note 15. Stockholders’ Equity.
We have a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we currently have a secured line of credit up to $25.0 million (the “Coinbase Overnight Credit Facility”). We will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of June 30, 2025 we had nothing drawn on the Coinbase Overnight Credit Facility. Additionally, we have a term loan facility with Coinbase with a limit of $35.0 million and maximum period of one year (the “Term Loan Facility”). As of June 30, 2025, we were in compliance with the covenants under the Coinbase Overnight Credit Facility.
We enter into agreements with Luxor Technology Corporation (“Luxor”) when needed to borrow bitcoin for short-term periods, which we are able to use as a source of short-term financing.

On May 22, 2025, we issued $172.5 million principal amount of convertible notes due in 2030 with an interest rate of 1.75% (the “2030 Convertible Notes”). The 2030 Convertible Notes are senior, unsecured obligations with interest due semiannually on May 15 and November 15 each year beginning on November 15, 2025. For more information on our 2030 Convertible Notes, see Note 14. Debt.
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
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(103,455)	$(51,988)
Net cash used in investing activities	(110,470)	(62,313)
Net cash provided by financing activities	271,044	150,753
Net increase (decrease) in cash and cash equivalents	$57,119	$36,452
Operating Activities
Net cash used in operating activities increased by $51.5 million to $103.5 million for the six months ended June 30, 2025 from $52.0 million for the six months ended June 30, 2024. We incurred a net loss of $84.8 million for the six months ended June 30, 2025, compared to net income of $24.6 million for the six months ended June 30, 2024, representing a decrease of $109.4 million. Cash flows used in operating activities was impacted by a $96.7 million increase in non-cash items, primarily driven a $37.5 million increase in the fair value of derivative asset, an $18.7 million increase in gains on the fair value of bitcoin, and a $50.0 million increase in depreciation. Additionally, changes in assets and liabilities resulted in an increase in cash used of $38.8 million between the six months ended June 30, 2025 and 2024.
Investing Activities
Cash used in investing activities increased by $48.2 million to $110.5 million of net cash used in investing activities for the six months ended June 30, 2025 compared to $62.3 million of net cash used in investing activities for the six months ended June 30, 2024. This change primarily related to a $126.6 million increase in deposits related to new miner purchases, and a $40.1 million increase in purchases of Property and equipment related to building out the Black Pearl facility, partially offset by an increase of $111.0 million of proceeds from sale of Bitcoin, and a $7.6 million decrease in contributions to equity investees related to our joint ventures.
Financing Activities
Cash flows provided by financing activities increased by $120.3 million to $271.0 million net cash provided by financing activities for the six months ended June 30, 2025 from $150.8 million net cash provided by financing activities for the six months ended June 30, 2024. This change was primarily driven by a $50.0 million increase in proceeds from treasury stock reissued for PIPE investment and a $167.1 million increase in proceeds from issuance of convertible notes, net of issuance costs, partially offset by a $76.5 million decrease in proceeds from the issuance of common stock during the six months ended June 30, 2025.
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
The following is a reconciliation of our Adjusted Earnings to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Adjusted Earnings:
Net (loss) income	$(45,781)	$(15,291)	$(84,756)	$24,609
Change in fair value of derivative asset	15,480	(21,980)	8,150	(29,339)
Share-based compensation expense	10,493	13,337	19,625	21,654
Depreciation and amortization	44,086	20,251	87,553	37,495
Deferred income tax (benefit) expense	(228)	193	(863)	5,371
Other losses - nonrecurring	6,299	—	6,778	—
Change in fair value of warrant liability	—	—	—	(250)
Adjusted earnings (loss)	$30,349	$(3,490)	$36,487	$59,540
The following is a reconciliation of our Adjusted Earnings (loss) per share - diluted to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Adjusted Earnings per share - diluted:
Net loss per share - diluted	$(0.12)	$(0.05)	$(0.23)	$0.08
Change in fair value of derivative asset per diluted share	0.03	(0.06)	0.02	(0.10)
Share-based compensation expense per diluted share	0.03	0.04	0.05	0.07
Depreciation and amortization per diluted share	0.12	0.06	0.24	0.12
Deferred income tax (benefit) expense per diluted share	—	—	—	0.02
Other losses - nonrecurring per diluted share	0.02	—	0.02	—
Change in fair value of warrant liability per diluted share	—	—	—	—
Adjusted earnings (loss) per diluted share	$0.08	$(0.01)	$0.10	$0.19
Critical Accounting Policies, and Use of Estimates
For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. During the three months ended June 30, 2025, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited condensed consolidated financial statements from those previously disclosed in our 2024 Form 10-K.
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
Our primary market risks are described below. We use various strategies to manage these risks; however, they may still from time to time impact our condensed consolidated financial statements.
Bitcoin Price Risk
We hold bitcoin on our inventory at fair value, and as such we are exposed to the impact of the change in bitcoin price. As of June 30, 2025, we had 1,046 bitcoin in inventory. A 10% decrease in the price of bitcoin would result in an estimated $11.2 million increase in Net loss for the six months ended June 30, 2025.
Power Price Risk
The estimated fair value of our Derivative asset related to our power purchase agreement is derived from Level 2 and Level 3 inputs. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity. A 10% decrease in power prices would result in an estimated $14.8 million decrease in the estimated fair value of the Derivative asset and increase in Net loss for the six months ended June 30, 2025.
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
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2025, the end of the period covered by this Quarterly Report. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025.
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
Since the material weakness related to certain ITGCs over change management controls and lack of related compensating automated process-level and manual controls was identified, management began implementing and has continued to implement and refine measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. During the three months ended June 30, 2025, management continued implementing its enhanced program change management controls for certain systems impacting the Company’s processes around revenue recognition and design of manual key reconciliation processes. The Company continued to make progress but work still remains to ensure reliability of such controls. Our plan continues to include the following, and management will continue to assess additional opportunities for remediation on an ongoing basis:
•Continue advancing our remediation efforts by devoting resources throughout 2025 to key areas of financial reporting and information technology.
•Maintain our engagement with advisory firms to support the evaluation and enhancement of the Company’s controls related to the material weakness described above.
•Further implement and refine processes and controls and engage external resources as needed to ensure that controls are appropriately designed, implemented, and operating effectively.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K, which is incorporated herein by reference. Other than the additional risk factors herein, there have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2030 Notes.
We incurred $172.5 million principal amount of additional indebtedness as a result of the 2030 Notes offering completed in May 2025. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2030 Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2030 Notes, and our cash needs may increase in the future. In addition, future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the 2030 Notes for cash following a fundamental change or on a specified optional repurchase date or to pay any cash amounts due upon maturity or conversion of the 2030 Notes, and our other indebtedness may limit our ability to repurchase the 2030 Notes or to pay any cash amounts due upon their maturity or conversion.
Holders of the 2030 Notes may, subject to limited exceptions, require us to repurchase their 2030 Notes on May 15, 2028, and following a fundamental change, at a cash repurchase price generally equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2030 Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements that we may have in the future governing our other indebtedness may restrict our ability to repurchase the 2030 Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase 2030 Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Notes.
Provisions in the 2030 Notes indenture could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the 2030 Notes and related indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2030 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2030 Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The conditional conversion feature of the 2030 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2030 Notes is triggered, holders of such notes will be entitled to convert the 2030 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2030 Notes, we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2030 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for the 2030 Notes could adversely affect our reported financial condition and results.
The accounting method for the 2030 may adversely affect our reported earnings and financial condition.
The issuance costs for the 2030 Notes are treated as a debt discount for accounting purposes and will be amortized into interest expense over the term of the 2030 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2030 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2030 Notes, which will result in lower reported income.
Furthermore, if any of the conditions to the convertibility of the 2030 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2030 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no investors convert their 2030 Notes and could materially reduce our reported working capital.
The issuance of shares of our common stock upon conversion of the 2030 Notes will dilute the ownership interests of our stockholders and could depress the trading price of our common stock.
Upon conversion of the 2030 Notes being offered in the 2030 Notes offering, we will satisfy part or all of our conversion obligations in shares of our common stock, unless we elect to settle conversions solely in cash. The issuance of shares of our common stock upon conversion of the 2030 Notes will dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

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
Our officers and directors from time to time may adopt trading plans to transact in our common stock for a variety of reasons, including tax considerations, investment diversification, or other personal reasons. During the three months ended June 30, 2025, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each such plan, a “Rule 10b5-1 Plan”), as described below. On May 12, 2025, Patrick Kelly, Co-President and Chief Operating Officer, adopted a Rule 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 414,204 shares of our common stock until August 7, 2026. On June 5, 2025, William Iwaschuk, Co-President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 487,956 shares of our common stock until May 8, 2026. No other directors or “officers” (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2025.

Item 6. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/21
3.2	Amended and Restated Bylaws of Cipher Mining Inc.	8-K	001-39625	3.2	8/31/21
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/20
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/20
4.3	Indenture, dated May 22, 2025, by and between Cipher Mining Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39625	4.1	5/22/25
4.4	First Supplemental Indenture, dated as of May 22, 2025, between Cipher Mining Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39625	4.2	5/22/25
4.5	Form of 1.75% Convertible Senior Note Due 2030 (included as Exhibit A to Exhibit 4.4).	8-K	001-39625	4.3	5/22/25
10.1†
Amendment Agreement and Deed of Novation to the Future Sales and Purchase Agreement, dated May 16, 2025, by and among Cipher Mining Infrastructure LLC, Cipher Black Pearl LLC and Bitmain Technologies Delaware Limited
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

CIPHER MINING INC.

Date: August 7, 2025	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Edward Farrell
Edward Farrell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)