Form 10-Q
period 2025-09-30
Cipher Mining Inc.
filed 2025-11-03
CIK 1819989

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
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 395,092,054 shares of Common Stock, $0.001 par value per share, outstanding.

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
•The cash flow we generate from leasing facilities will depend on the tenant’s ability to perform its lease obligations, and any payment default or insolvency of a tenant could adversely affect our business.
•Our ability to mitigate Fluidstack’s credit risk depends on Google’s performance under the Recognition Agreement, and there is no assurance that Google will elect remedies that are favorable to our business in the event of Fluidstack’s default under the Fluidstack Lease.
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
•Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners and have a negative environmental impact. Government regulators are exploring means of managing grid stability and some proposed solutions may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours, increase taxes on the purchase of electricity used to mine bitcoin, or even fully or partially ban mining operations.
•Our operations are geographically concentrated and, thus, are particularly exposed to the performance of our data centers located in Texas and changes in the regulatory environment, market conditions and natural disasters in Texas.
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
•The important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “2024 Form 10-K”), as updated in our subsequent Quarterly Reports on Form 10-Q and any additional risks as described in our other reports filed with the SEC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CIPHER MINING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,207,440	$5,585
Accounts receivable	696	596
Receivables, related party	308	2,090
Prepaid expenses and other current assets	3,966	3,387
Bitcoin	170,303	92,651
Receivable for bitcoin collateral	-	32,248
Derivative asset	36,766	31,648
Total current assets	1,419,479	168,205
Restricted cash	13,779	14,392
Property and equipment, net	649,877	480,865
Deposits on equipment	7,683	38,872
Intangible assets, net	9,425	8,881
Investment in equity investees	42,289	53,908
Derivative assets	121,664	54,022
Operating lease right-of-use asset	11,867	12,561
Security deposits	12,045	19,782
Other noncurrent assets	552,758	3,958
Total assets	$2,840,866	$855,446
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,462	$22,699
Accrued expenses and other current liabilities	37,549	69,824
Finance lease liability, current portion	4,123	3,798
Operating lease liability, current portion	3,523	3,127
Warrant liability	512,590	-
Short-term borrowings	-	32,330
Total current liabilities	570,247	131,778
Long-term borrowings, net	1,023,075	-
Derivative liability	414,320	-
Asset retirement obligations	32,903	20,282
Finance lease liability	4,197	7,331
Operating lease liability	9,058	9,833
Deferred tax liability	3,871	4,269
Total liabilities	2,057,671	173,493
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2025, and December 31, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 395,488,396 and 361,432,449 shares issued as of September 30, 2025 and December 31, 2024, respectively, and 393,602,553 and 350,783,817 shares outstanding as of September 30, 2025, and December 31, 2024, respectively	395	361
Additional paid-in capital	1,052,253	863,015
Accumulated deficit	(269,451)	(181,412)
Treasury stock, at par, 1,885,843 and 10,648,632 shares at September 30, 2025 and December 31, 2024, respectively	(2)	(11)
Total stockholders’ equity	783,195	681,953
Total liabilities and stockholders’ equity	$2,840,866	$855,446
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue - bitcoin mining	$71,707	$24,102	$164,231	$109,047
Costs and operating (expenses) income
Cost of revenue	(26,733)	(15,063)	(56,957)	(44,164)
Compensation and benefits	(14,445)	(14,738)	(44,407)	(44,058)
General and administrative	(8,167)	(8,919)	(26,196)	(23,362)
Depreciation and amortization	(59,549)	(28,636)	(147,102)	(66,131)
Change in fair value of power purchase agreement	(9,030)	(48,520)	(17,180)	(19,181)
Power sales	2,335	1,444	4,702	3,726
Equity in (losses) income of equity investees	(1,479)	847	(8,472)	1,008
Unrealized gains (losses) on fair value of bitcoin	108	(22,156)	(2,927)	(2,778)
Realized gains on sale of bitcoin	7,535	20,245	16,092	25,114
Other operating gains (losses)	101	-	(2,732)	-
Total costs and operating expenses	(109,324)	(115,496)	(285,179)	(169,826)
Operating loss	(37,617)	(91,394)	(120,948)	(60,779)
Other income (expense)
Interest income	457	1,188	943	3,027
Interest expense	(1,286)	(346)	(3,200)	(1,118)
Change in fair value of warrant liability	31,860	-	31,860	250
Other income (expense)	3,000	(4)	4,064	(1,235)
Total other income	34,031	838	33,667	924
Loss before taxes	(3,586)	(90,556)	(87,281)	(59,855)
Current income tax benefit (expense)	767	(211)	(1,157)	(932)
Deferred income tax benefit (expense)	(464)	4,013	399	(1,358)
Total income tax benefit (expense)	303	3,802	(758)	(2,290)
Net loss	$(3,283)	$(86,754)	$(88,039)	$(62,145)
Loss per share - basic and diluted	$(0.01)	$(0.26)	$(0.23)	$(0.20)
Weighted average shares outstanding - basic	393,191,623	332,680,037	376,372,526	314,820,110
Weighted average shares outstanding - diluted	393,191,623	332,680,037	376,372,526	314,820,110
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of June 30, 2025	388,123,588	$388	$1,014,685	$(266,168)	(1,365,042)	$(1)	$748,904
Issuance of common shares, net of offering costs - At-the-market offering	6,000,000	6	31,725	-	-	-	31,731
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,364,763	1	(2,970)	-	(520,801)	(1)	(2,970)
Warrants exercised	45	-	1	-	-	-	1
Share-based compensation	-	-	8,812	-	-	-	8,812
Net loss	-	-	-	(3,283)	-	-	(3,283)
Balance as of September 30, 2025	395,488,396	$395	$1,052,253	$(269,451)	(1,885,843)	$(2)	$783,195

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of June 30, 2024	335,557,872	$336	$802,610	$(112,168)	(6,941,446)	$(7)	$690,771
Issuance of common shares, net of offering costs - At-the-market offering	17,953,378	18	61,273	-	-	-	61,291
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,259,988	2	(3,529)	-	(1,029,606)	(1)	(3,528)
Share-based compensation	-	-	10,211	-	-	-	10,211
Net loss	-	-	-	(86,754)	-	-	(86,754)
Balance as of September 30, 2024	355,771,238	$356	$870,565	$(198,922)	(7,971,052)	$(8)	$671,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	361,432,449	$361	$863,015	$(181,412)	(10,648,632)	$(11)	$681,953
Issuance of common shares, net of offering costs - At-the-market offering	29,334,701	29	117,367	-	-	-	117,396
Treasury stock reissued for PIPE Investment	-	-	49,990	-	10,438,413	10	50,000
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	4,721,201	5	(5,950)	-	(1,675,624)	(1)	(5,946)
Warrants exercised	45	-	1	-	-	-	1
Share-based compensation	-	-	27,830	-	-	-	27,830
Net loss	-	-	-	(88,039)	-	-	(88,039)
Balance as of September 30, 2025	395,488,396	$395	$1,052,253	$(269,451)	(1,885,843)	$(2)	$783,195

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336
Issuance of common shares, net of offering costs - At-the-market offering	52,825,758	53	221,642	-	-	-	221,695
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	6,668,944	7	(10,764)	-	(2,652,378)	(3)	(10,760)
Share-based compensation	-	-	31,865	-	-	-	31,865
Net income	-	-	-	(62,145)	-	-	(62,145)
Balance as of September 30, 2024	355,771,238	$356	$870,565	$(198,922)	(7,971,052)	$(8)	$671,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(88,039)	$(62,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146,503	65,661
Amortization of intangible assets	599	470
Amortization of operating right-of-use asset	1,205	888
Share-based compensation	27,830	31,865
Equity in losses (gains) of equity investees	8,472	(1,008)
Loss on disposal of assets	666	-
Non-cash lease expense	817	429
Other operating activities	-	(1,235)
Income taxes	(399)	1,358
Non-cash consideration received for services	(164,131)	(109,443)
Change in fair value of derivative assets	9,921	19,181
Change in fair value of warrant liability	(31,860)	(250)
Change in fair value of bitcoin collateral	(5,731)	-
Change in fair value of bitcoin loan	782	-
Unrealized loss on fair value of bitcoin	2,927	2,778
Realized gains on sale of bitcoin	(16,092)	(25,114)
Changes in assets and liabilities:
Accounts receivable	(100)	396
Receivables, related party	1,782	186
Prepaid expenses and other current assets	(579)	182
Security deposits	7,737	16,851
Other non-current assets	(4,350)	(210)
Accounts payable	(13,969)	565
Accounts payable, related party	-	62
Accrued expenses and other liabilities	(36,626)	-
Lease liabilities	(871)	-
Net cash used in operating activities	(153,506)	(58,533)
Cash flows from investing activities
Proceeds from sale of bitcoin	150,226	79,785
Deposits on equipment	(934)	(135,262)
Purchases of property and equipment	(262,035)	(92,373)
Purchases and development of software	(1,143)	(1,059)
Investment in equity investees	(17,568)	(29,194)
Purchase of strategic contracts	-	(17,044)
Net cash used in investing activities	(131,454)	(195,147)
Cash flows from financing activities
Proceeds from treasury stock reissued for PIPE investment	50,000	-
Proceeds from the issuance of common stock	118,850	225,181
Offering costs paid for the issuance of common stock	(1,453)	(3,487)
Proceeds from issuance of convertible notes, net of issuance costs	1,437,395	-
Purchase of capped call options	(82,680)	-
Repurchase of common shares to pay employee withholding taxes	(7,285)	(10,760)
Principal payments on loan	(25,000)	-
Principal payments on financing lease	(3,625)	(3,625)
Net cash provided by financing activities	1,486,202	207,309
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,201,242	(46,371)
Cash, cash equivalents, and restricted cash, beginning of the period	$19,977	$86,105
Cash and cash equivalents, and restricted cash, end of the period	$1,221,219	$39,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER MINING INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Issuance of warrant liability	$544,450	$-
Bitcoin transferred for rehypothecated collateral	$31,720	$-
Reclassification of deposits on equipment to property and equipment	$31,453	$21,502
Bitcon loan payments	$26,986	$-
Bitcoin received from equity investees	$20,714	$10,487
Bitcon received as a loan	$16,551	$-
Initial estimate of asset retirement obligation and related capitalized costs	$10,743	$-
Property and equipment purchases in accounts payable and accrued expenses	$7,708	$17,422
Sales tax accrual on machines placed in service	$2,363	$1,388
Treasury stock reissued for PIPE investment	$10	$-
Right-of-use asset obtained in exchange for finance lease liability	$-	$4,375
Settlement of related party payable related to master services and supply agreement	$-	$1,554

The following table provides a reconciliation of Cash and cash equivalents together with Restricted cash as reported within the Consolidated Balance Sheets to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30,
	2025	2024
Cash and cash equivalents	$1,207,440	$25,342
Restricted cash	13,779	14,392
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,221,219	$39,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Cipher Mining Inc. (“Cipher” or the “Company”) is focused on the development and operation of industrial-scale data centers for bitcoin mining and high-performance compute (“HPC”) hosting. The Company operates two wholly-owned bitcoin mining data centers, a 207 MW site located in Odessa, Texas that draws fixed priced power from a power purchase agreement with its electricity provider (the “Odessa Facility”), and a 300 MW data center in Wink, Texas that draws power from the power grid (the “Black Pearl Facility”) and has equity investments in three partially-owned joint venture bitcoin mining data centers. The Company’s portfolio as of September 30, 2025 also includes three wholly-owned sites which have not commenced operations, and options to acquire three additional wholly-owned sites.
Risks and uncertainties
Liquidity and capital resources
The Company has historically experienced net losses and negative cash flows from operations; however, proceeds from sales of bitcoin are categorized as cash flows from investing activities to the extent bitcoin is sold after seven days of receipt. As of September 30, 2025, the Company had approximate balances of cash and cash equivalents of $1.2 billion, working capital of $849.2 million, total stockholders’ equity of $783.2 million and an accumulated deficit of $269.5 million. The Company uses a combination of proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, short-term and long-term financing arrangements, and strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.
The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $153.5 million of cash was used for operating activities during the nine months ended September 30, 2025.
During the nine months ended September 30, 2025, the Company sold bitcoin for proceeds of approximately $150.2 million, paid approximately $0.9 million for deposits on equipment primarily related to new miner purchases, and paid approximately $262.0 million for property and equipment primarily related to the build-out of the Black Pearl Facility.
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
The Company also has a $100.0 million secured credit facility with Two Prime Lending Limited (“Two Prime Credit Facility”). Borrowings on this facility will be backed by the Company’s bitcoin held in a triparty account.
On May 22, 2025, the Company issued $172.5 million of principal amount of convertible notes due in 2030 with an interest rate of 1.75% (the “2030 Convertible Notes”). The 2030 Convertible Notes are senior, unsecured obligations with interest due semiannually on May 15 and November 15 each year beginning on November 15, 2025.
On September 30, 2025, the Company issued $1,300.0 million of principal amount of convertible notes due in 2031 with an interest rate of 0.00% (the “2031 Convertible Notes”). The 2031 Convertible Notes are senior, unsecured obligations.
Refer to Note 14. Debt for more details on all debt arrangements.
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

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Certain prior year amounts have been reclassified for consistency with the current period presentation. Effective for the year ended December 31, 2024, the Company changed the presentation of its consolidated statement of operations to separately disclose Unrealized gains (losses) on fair value of bitcoin and Realized gains on sale of bitcoin. The Company believes this presentation provides increased transparency on the nature of the respective financial statement line items. As a result, the Company reported $22.2 million and $20.2 million as Unrealized losses on fair value of bitcoin and Realized gains on sale of bitcoin, respectively, for the three months ended September 30, 2024 and $2.8 million and $25.1 million as Unrealized loss on fair value of bitcoin and Realized gains on sale of bitcoin, respectively, for the nine months ended September 30, 2024, which were previously reported aggregated in Gains on fair value of bitcoin.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuation of its level 3 asset and liabilities, capped calls, useful lives of property and equipment, asset retirement obligations and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
A detailed description of the Company’s significant accounting policies is included in the Company’s 2024 Form 10-K. The Company’s unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2024 Form 10-K. There have been no material changes in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2024 Form 10-K.
Revenue recognition
The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently has one operating segment, Bitcoin Mining, which through operations produces bitcoin to generate revenue. The Chief Operating Decision Maker (“CODM”) for the Company consists of the chief executive officer (“CEO”), and chief financial officer (“CFO”). The CODM reviews the performance of its segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources.
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
Long-term borrowings, net
Long-term borrowings, net represents the Company’s convertible senior notes. The Company records the aggregate principal amount of each of its long-term debt instruments as a liability on the balance sheet, offset by the instrument’s issuance costs. The issuance costs are amortized to interest expense using the effective interest rate method over the expected term of each instrument. For the Company’s convertible notes due in 2031, the Company determined the embedded conversion feature did not meet the criteria for equity classification and therefore needs to be accounted for as a derivative liability measured at fair value.
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
The dilutive effect of RSUs is calculated using the treasury stock method. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.
The Company’s potentially dilutive common shares have been excluded from the computation of diluted net loss per common share when the effect would be to reduce the net loss per common share, or increase the net income per common share.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted loss per share:
Net loss	$(3,283)	$(86,754)	$(88,039)	$(62,145)

Weighted average shares outstanding - basic	393,191,623	332,680,037	376,372,526	314,820,110
Add:
RSUs	-	-	-	-
Weighted average shares outstanding - diluted	393,191,623	332,680,037	376,372,526	314,820,110

Net loss per share - basic and diluted	$(0.01)	$(0.26)	$(0.23)	$(0.20)
The following table presents the common share equivalents that are excluded from the computation of diluted earnings (loss) per common share at September 30, 2025 and 2024, because including them would have been antidilutive.

	September 30,
	2025	2024
Public warrants	8,613,935	8,613,980
Unvested RSUs	25,691,978	21,479,801
2030 Note conversion	50,438,686	—
	84,744,599	30,093,781
The 2031 Convertible Notes, described in more detail in Note 14. Debt, and the warrants issued to Google LLC (“Google”) described in more detail in Note 16. Warrants, are excluded from the computation of antidilutive shares as of September 30, 2025 due to the lack of available shares authorized for issuance available for the Company to settle these instruments in shares.
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

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3. BITCOIN
The following table presents information about the Company’s bitcoin (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Opening balance	$92,651	$32,978
Bitcoin received from equity investees	20,714	10,487
Bitcoin received from mining activities	139,858	109,443
Bitcoin received from loan	16,551	-
Bitcoin loan payments	(140)	-
Proceeds from sales of bitcoin	(150,226)	(79,785)
Realized gains on sales of bitcoin, net(1)	16,092	25,114
Unrealized losses on bitcoin(2)	(2,927)	(2,778)
Realized loss on bitcoin transferred to collateral, net(3)	(3,195)	-
Bitcoin transferred from collateral, net	40,925	-
Ending balance	$170,303	$95,459
(1) Realized losses from sale of bitcoin were immaterial in all periods presented.
(2) Unrealized gains from sale of bitcoin were immaterial in all periods presented.
(3) Realized loss on bitcoin transferred to collateral, net is classified under other income (expense) on the condensed consolidated statement of operations
The Company held approximately 1,493 and 994 bitcoin at September 30, 2025, and December 31, 2024, respectively. The associated fair values and cost bases of bitcoin held were $170.3 million, and $160.4 million, respectively, at September 30, 2025, and $92.7 million, and $79.8 million, respectively at December 31, 2024. Fair value of bitcoin is estimated using the closing price at 23:59:59 UTC in the Company’s principal market, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a first-in-first-out (“FIFO”) basis.
As of September 30, 2025, the Company had no bitcoin pledged as collateral related to the Coinbase Overnight Credit Facility. As of December 31, 2024, the Company had 345 bitcoin with a fair value of $32.2 million pledged as collateral related to the Coinbase Overnight Credit Facility. Restrictions on this bitcoin pledged as collateral lapse upon repayment of the outstanding balance drawn on this facility. The collateral pledged related to the Coinbase Overnight Credit Facility can be rehypothecated and therefore is derecognized from the Company’s ending bitcoin balance, and recorded in Receivable for bitcoin collateral on the Company’s condensed consolidated balance sheet. Any difference in cost basis of the bitcoin transferred is recorded in Realized gains on sale of bitcoin on the Company’s consolidated statement of operations.
Additionally, the Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of September 30, 2025, and December 31, 2024 the Company had no bitcoin pledged as part of trading strategies.
NOTE 4. DERIVATIVE ASSETS
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

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 18. Fair Value Measurements.
The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From Power sales, the Company earned approximately $2.3 million and $1.4 million for the three months ended September 30, 2025, and 2024, respectively, and $4.7 million and $3.7 million for the nine months ended September 30, 2025, and 2024, respectively, and recorded this amount within Costs and operating (expenses) income on the condensed consolidated statement of operations, with the corresponding cost of the power sold recorded in Cost of revenue.
Capped Call Transactions
In connection with the pricing of the offering of 2031 Convertible Notes, the Company entered into capped call transactions with certain of the initial purchasers or their affiliates and certain other financial institutions (the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2031 Convertible Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Convertible Notes. The cap price of the Capped Call Transactions is initially $23.32 per share. The cost of the Capped Call Transactions was approximately $82.7 million.
The Capped Call Transactions are reported at fair value in Derivative assets on the Company’s condensed consolidated balance sheet as of September 30, 2025. Refer to Note 18. Fair Value Measurements for further details.
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Miners and mining equipment	$556,888	$342,111
Leasehold improvements	151,109	137,582
Land	58,330	49,021
Buildings	65,736	—
Infrastructure	106,688	28,166
Other	882	606
Construction-in-progress	12,101	82,017
Total cost of property and equipment	951,734	639,503
Less: accumulated depreciation	(301,857)	(158,638)
Property and equipment, net	$649,877	$480,865
As of September 30, 2025, the Company had approximately $12.1 million of construction-in-progress related to construction at various sites. For the nine months ended September 30, 2025, $144.8 million of Construction-in-progress related to the build out of the Black Pearl Facility was reclassified primarily into Buildings of $65.7 million with a useful life of 20 years, and Infrastructure of $76.2 million with useful lives ranging from 10-20 years.
In June 2025, as part of placing the assets related to the Black Pearl Facility into service, the Company recorded an asset retirement obligation for the Black Pearl Facility to restore the land to its original condition at the end of the lease for $10.7 million, to be depreciated straight-line over the estimated remaining useful lives of the assets related to the facility.
Depreciation expense was approximately $59.3 million and $28.5 million for the three months ended September 30, 2025, and 2024, respectively, and included approximately $0.8 million and $0.5 million of accretion expense related to the Company’s asset retirement obligations, and $146.5 million and $65.7 million for the nine months ended September 30, 2025 and 2024, respectively, and included approximately $1.9 million and $1.4 million for the nine months ended September 30, 2025 and 2024, of accretion expense related to the Company’s asset retirement obligations.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6. DEPOSITS ON EQUIPMENT
The Company has a nonrefundable deposit with American Electric Power Company, Inc. (“AEP”) for $5.3 million related to construction costs to energize a wholly-owned site in LaSalle, Texas (the “Reveille Facility”), paid as a Contributions in Aid of Construction (“CIAC”) payment.

NOTE 7. INVESTMENT IN EQUITY INVESTEES
The Company accounts for its 49% equity ownership in each of Alborz LLC, Bear LLC, and Chief Mountain LLC (the “Data Center LLCs”) using the equity method of accounting. The Company’s joint venture partner holds the remaining equity in each Data Center LLC entity.
During fiscal year 2022, the Company contributed miners and mining equipment to the Data Center LLCs. The contributed miners had a fair value that was below the cost paid by the Company to obtain them. As such, the Company recognized a loss at the time of the contributions, resulting in basis differences of the miners between the Company and the Data Center LLCs, which recorded the contributions of equipment from the Company at historical cost. The Company accretes these basis differences over the life of the miners and records the accretion amount for each reporting period within Equity in losses of equity investees on its statements of operations. As of September 30, 2025, the Company had remaining basis differences totaling approximately $6.3 million that have not yet been accreted.
Activity in the Company’s investments in equity investees during the nine months ended September 30, 2025, and 2024, consisted of the following (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Opening balance	$53,908	$35,258
Capital contributions	17,568	29,194
Accretion of basis differences related to miner contributions	3,927	4,442
Bitcoin received from equity investees	(20,714)	(10,487)
Equity in net losses of equity investees	(12,400)	(3,434)
Ending Balance	$42,289	$54,973
NOTE 8. INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(642)	$6,358
Capitalized software	3,797	(730)	3,067
Total	$10,797	$(1,372)	$9,425

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(379)	$6,621
Capitalized software	2,653	(393)	2,260
Total	$9,653	$(772)	$8,881

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company recorded amortization expense related to intangible assets of $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remaining Year Ended December 31, 2025	$307
Year Ended December 31, 2026	880
Year Ended December 31, 2027	880
Year Ended December 31, 2028	789
Year Ended December 31, 2029	$578
NOTE 9. SECURITY DEPOSITS
The Company’s security deposits consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Oncor Facility Extension security deposit related to Black Pearl Facility	6,269	6,269
Oncor Facility Extension security deposit related to Barber Lake Facility	—	8,297
Oncor Facility Extension security deposit related to Stingray Facility	4,244	4,244
Other deposits	1,532	972
Total security deposits	$12,045	$19,782
As part of various transactions to acquire wholly-owned sites, the Company has deposits with Oncor Electric Delivery Company LLC (“Oncor”) to construct infrastructure to provide the ability to energize each data center. These deposits are eligible to be returned to the Company if the data centers energize an agreed upon capacity within an agreed upon timeframe. As of September 30, 2025 the Company believes these deposits will be returned.
Subsequent to September 30, 2025, the Company received the Oncor Facility Extension security deposit related to the Black Pearl Facility.
NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets were $4.0 million and $3.4 million as of September 30, 2025 and December 31, 2024, respectively, primarily consisting of prepaid insurance as of September 30, 2025, and December 31, 2024.
The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Taxes (primarily sales tax)	$12,007	$14,607
Professional fees	5,792	4,449
Employee compensation	6,697	8,246
Power costs	3,212	—
Other	1,412	1,329
Construction costs	8,429	2,675
Barber Lake site deposit payable	—	8,297
Remaining payments for miners in service	—	30,221
Total accrued expenses and other current liabilities	$37,549	$69,824

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 11. RELATED PARTY TRANSACTIONS
Related party receivables
The Company recorded related party receivables of approximately $0.3 million and $2.1 million, as of September 30, 2025 and December 31, 2024, respectively, representing amounts owed to the Company from its equity method investees.
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
NOTE 12. LEASES
Barber Lake Facility Lease
On September 24, 2025, the Company’s subsidiary Cipher Barber Lake LLC (“Cipher Barber Lake”) entered into a lease with Fluidstack USA II (“Fluidstack”) which provides for the development of a data center facility on, and lease of the Barber Lake Facility (the “Barber Lake Facility Lease”) for HPC. The Company expects to complete the development and construction of the Barber Lake Facility and deliver the facility to Fluidstack by September 2026. Fluidstack’s obligations to pay rent under the lease begin on the commencement date of the lease and will continue for a 10-year term, and includes two five-year extension options. As part of the Barber Lake Facility Lease, the Company is required to provide certain services for the data center including supplying power, environmental controls, physical security and connectivity products to Fluidstack, and failure to provide these services may result in additional costs under the lease.
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
Reveille Facility Lease

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Additional lease information
Components of the Company’s lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance leases:
Amortization of ROU assets (1)	$761	$761	$2,283	$2,283
Interest on lease liability	246	346	817	1,108
Total finance lease expense	1,007	1,107	3,100	3,391
Operating leases:
Operating lease expense	676	542	1,962	1,528
Total operating lease expense	676	542	1,962	1,528
Total lease expense	$1,683	$1,649	$5,062	$4,919
(1)Amortization of finance lease ROU asset is included within depreciation expense.
The Company did not incur any variable lease costs during any of the periods presented.
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flows - operating lease	$570	$480	$1,648	$1,320
Right-of-use asset obtained in exchange for operating lease liabilities	$491	$961	491	$4,375

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term – finance lease (in years)	1.9	2.7
Weighted-average remaining lease term – operating lease (in years)	7.6	8.0
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	8.0%	8.0%
Finance lease ROU assets(1)	$5,834	$8,117
(1)As of September 30, 2025, the Company recorded accumulated amortization of $6.6 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets.

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2025, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remaining Year Ended December 31, 2025	$1,208	$2,612	$3,820
Year Ended December 31, 2026	4,834	2,491	7,325
Year Ended December 31, 2027	3,223	2,502	5,725
Year Ended December 31, 2028	—	2,284	2,284
Year Ended December 31, 2029	—	1,111	1,111
Thereafter	—	6,668	6,668
Total lease payments	9,265	17,668	26,933
Less present value discount	(945)	(5,087)	(6,032)
Total	$8,320	$12,581	$20,901
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of September 30, 2025. In the normal course of business, the Company enters into contracts with suppliers, primarily related to construction, and has commitments of approximately $326.4 million as of September 30, 2025.
Contingencies
The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying condensed consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that a material loss, if any, will result from any claims, lawsuits and proceedings, to which the Company is subject to either individually, or in the aggregate.
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.
NOTE 14. DEBT
Short-term borrowings

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Coinbase Master Loan Agreement
The Company has the Coinbase Master Loan Agreement, under which the Company established the Coinbase Overnight Credit Facility of $25.0 million. The Company will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined based on the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan, and market demand. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the Lending Service Provider’s platform. Since the Lender has the right to rehypothecate the bitcoin held as collateral, the Company derecognizes the bitcoin transferred. The Company has the right to receive the bitcoin back from the Lender upon repayment of the Coinbase Overnight Credit Facility, and as such recognized a receivable for bitcoin collateral measured at fair value of the bitcoin to be received upon repayment. The Company may also withdraw bitcoin if the loan becomes over-collateralized due to increases in bitcoin price.
As of September 30, 2025, the Company had nothing outstanding on the Coinbase Overnight Credit Facility. The Company had $25.0 million balance outstanding on the Coinbase Overnight Credit Facility at a weighted average interest rate of 9.5% as of December 31, 2024.
Two Prime Lending Facility
The Company also has a $100.0 million secured credit facility with Two Prime Lending Limited (“Two Prime Credit Facility”). Borrowings on this facility will be backed by the Company’s bitcoin held in a triparty account. The Company has not drawn on the Two Prime Credit Facility, and as such has nothing outstanding on this facility as of September 30, 2025.
Luxor Purchase and Sale Agreement
The Company has the ability to enter into agreements with Luxor Technology Corporation (“Luxor”) to borrow bitcoin to be repaid at a fixed amount of bitcoin per day over fixed periods. The Company records the outstanding balance at fair value in Short-term borrowings based on the current bitcoin price, with changes in fair value recorded in Other income (loss).
As of September 30, 2025, the Company had no ongoing transactions with Luxor under the Luxor Purchase and Sales Agreement. As of December 31, 2024 the Company owed approximately 80.3 bitcoin valued at $7.3 million related to this agreement.
Long-term borrowings
The following summarizes the Company’s long-term borrowings, net of debt issuance cost as of the period presented:

	September 30, 2025
	Maturity Date	Interest Rate	Outstanding Principal	Unamortized debt issuance costs and original issue discounts and premium, net	Outstanding Borrowings, net
Long-term borrowings:
2030 Convertible Notes	May 2030	1.75%	$172,500	$(5,108)	$167,392
2031 Convertible Notes	October 2031	0.00%	1,300,000	(444,317)	855,683
Total Long-term borrowings			$1,472,500	$(449,425)	$1,023,075

There were no Long-term borrowings as of December 31, 2024.
2030 Convertible Notes

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On May 22, 2025, the Company issued $172.5 million of principal amount of the 2030 Convertible Notes with an interest rate of 1.75%. The 2030 Convertible Notes are senior, unsecured obligations with interest due semiannually on May 15 and November 15 each year beginning on November 15, 2025. The 2030 Convertible Notes will mature on May 15, 2030, unless earlier repurchased, redeemed or converted.
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
2031 Convertible Notes
On September 30, 2025, the Company issued $1.3 billion of principal amount of the 2031 Convertible Notes with an interest rate of 0.00%. The 2031 Convertible Notes are senior, unsecured obligations and will be equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, including the 2030 Convertible Notes. The 2031 Convertible Notes will mature on October 1, 2031, unless earlier repurchased, redeemed or converted.
Before July 1, 2031, the 2031 Convertible Notes will be convertible only upon satisfaction of certain conditions and during certain period. On or after July 1, 2031, the 2031 Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date (the “2031 Note Conversion Option”). The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The Company’s ability to elect to settle conversions in whole or in part in shares of common stock will, subject to a limited exception, be subject to receipt of stockholder approval for an increase in the number of its authorized shares of common stock or the Company otherwise increasing the number of shares of its common stock available to settle conversions of the 2031 Convertible Notes. The initial conversion rate is 62.3733 shares of the Company’s common stock per $1,000 principal amount of the 2031 Convertible Notes, which represents an initial conversion price of approximately $16.03 per share of the Company’s common stock.
The 2031 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations described below), for cash at the Company’s option at any time, and from time to time, on or after October 5, 2028 and on or before the 30th scheduled trading day immediately before the maturity date, but only if (i) the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice and (2) the trading day immediately before the date the Company sends such redemption notice, and (ii) certain “liquidity conditions” (as defined in the Indenture) having been satisfied. However, the Company may not redeem less than all of the outstanding 2031 Convertible Notes unless at least $100.0 million aggregate principal amount of 2031 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.
In accounting for the issuance of the 2031 Convertible Notes, the 2031 Note Conversion Option of the 2031 Convertible Notes was deemed an embedded derivative that required bifurcation from the 2031 Convertible Notes and separate accounting as a derivative liability, resulting from the Company not having the necessary number of authorized but unissued shares of its common stock available to settle the 2031 Note Conversion Option. The proceeds from the 2031

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Convertible Notes were first allocated to the embedded derivative and the remaining proceeds were allocated to the 2031 Convertible Notes.
On September 30, 2025, the issuance date, the fair value of the 2031 Note Conversion Option was $414.3 million. This balance is recorded in Derivative liability on the condensed consolidated balance sheet.
NOTE 15. STOCKHOLDERS’ EQUITY
As of September 30, 2025, 510,000,000 shares with a par value of $0.001 per share are authorized, of which, 500,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).
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
During the nine months ended September 30, 2025, the Company issued 4,362,995 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, and 358,206 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 1,675,624 of these shares of Common Stock from officers and employees, with a fair value of approximately $7.3 million, to cover taxes related to the settlement of vested RSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.
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

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
statement on Form S-3ASR, filed with the SEC on September 3, 2024, which became immediately effective upon filing, and a prospectus supplement dated September 3, 2024, filed by the Company with the SEC.

Pursuant to the Amended and Restated Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Amended and Restated Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Amended and Restated Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Amended and Restated Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Amended and Restated Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Amended and Restated Sales Agreement. During the nine months ended September 30, 2025, in connection with the Amended and Restated Sales Agreement, the Company received proceeds of $117.4 million, net of issuance costs, from the sale of 29,334,701 shares of common stock, with an average net selling price of $4.00 per share.
NOTE 16. WARRANTS
The Company assumed Common Stock warrants that were originally issued in the Good Works Acquisition Corp (“GWAC”) initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were 8,613,935 Public Warrants and no Private Placement Warrants outstanding as of September 30, 2025, and December 31, 2024. The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants.
On September 24, 2025, as consideration for Google agreeing to backstop certain obligations of Fluidstack in connection with the Barber Lake Facility lease, the Company entered into a warrant agreement with Google (the “Google Warrant Agreement”), pursuant to which the Company issued to Google warrants to purchase 24,178,576 shares (the “Warrant Shares”) of the Company’s Common Stock for an exercise price of $0.01 per share of Common Stock (the “Google Warrants”). The Google Warrants have an exercise period beginning on the commencement date of the Barber Lake Facility lease and expiring on September 24, 2030. Solely in the event that the Company does not obtain approval from its stockholders to increase the number of shares of Common Stock authorized for issuance pursuant to its Second Amended and Restated Certificate of Incorporation, the Google Warrants may be settled in cash in whole or in part at the election of the Company. Additionally, if, on the business day prior to the beginning of the exercise period under the Google Warrant Agreement, the value of the Warrant Shares does not equal or exceed $430.0 million, the Company shall be obligated to issue additional Warrant Shares and/or make a cash payment equal in the aggregate to such shortfall amount on the terms set forth in the Warrant Agreement. The Google Warrants are recorded at fair value in Warrant liability on the Company’s condensed consolidated balance sheet and changes in the fair value are recorded in Change in fair value of warrant liability on the Company’s condensed consolidated statement of operations.
The Company recorded an asset of $544.5 million in Other noncurrent assets on the condensed consolidated balance sheet at the fair value of the Google Warrants at issuance to represent the value of Google backstopping the lease payments from Fluidstack. The Company will amortize this asset over the life of the lease to recognize the benefit over the term of the term of the benefit derived from the backstop.
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
Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Award Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2025, this resulted in an increase of 10,523,515 shares of Common Stock available for issuance under the Incentive Award Plan. As of September 30, 2025, 13,766,880 shares of Common Stock were available for issuance under the Incentive Award Plan.
The Company recognized total share-based compensation in Compensation and benefits on the condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service-based RSUs	$6,690	$9,308	$23,040	$25,665
Performance-based RSUs	2,384	903	5,696	4,674
Common stock, fully-vested	—	—	—	1,526
Total share-based compensation expense	$9,074	$10,211	$28,736	$31,865
Service-based RSUs
A summary of the Company's unvested Service-Based RSU activity for the nine months ended September 30, 2025 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	15,922,220	$2.65
Granted	4,270,421	$4.18
Vested(1)	(4,362,994)	$2.57
Unvested at September 30, 2025	15,829,647	$3.08
(1) Does not include RSUs that have not settled as of September 30, 2025
As of September 30, 2025, there was approximately $17.2 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 0.8 years.
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
Performance-Based RSUs
In 2021, the Company issued 4,257,710 performance-based RSUs (the “2021 Performance-Based RSUs”) at a weighted average grant date fair value of $7.76. None of the 2021 Performance-Based RSUs were vested as of September 30, 2025. There was no unrecognized compensation expense related to unvested performance-based RSUs at September 30, 2025.
One-third of the outstanding 2021 Performance-Based RSUs will vest upon the Company achieving a market capitalization equal to or exceeding $5 billion, $7.5 billion and $10 billion, in each case over a 30-day lookback period and subject to the CEO’s continuous service through the end of the applicable 30-day period. In the event of a change in control and CEO’s

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
On February 26, 2025, the Company issued an additional 2,490,943 Performance-Based RSUs (the “2025 Performance-Based RSUs”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $5.01. None of the 2025 Performance-Based RSUs were vested as of September 30, 2025. There was approximately $6.8 million in unrecognized compensation expense related to the 2025 Performance-Based RSUs at September 30, 2025, which is expected to be recognized over a weighted-average vesting period of approximately 1.25 years, regardless of whether the market conditions required for vesting are achieved.
On December 31, 2025 the Company will calculate the number of Performance-Based RSUs expected to vest (the “Earned PSUs”), based upon the Company’s common stock achieving certain Total Shareholder Return (TSR) relative to the TSR of peer companies identified in the grant agreements and the overall TSR of the Company for the 2025 calendar year. The number of Earned PSUs will range from 0% to 225% of the number of 2025 Performance-Based RSU’s originally granted. Subject to the employee’s continuous service through the vesting date, one-third of the Earned PSUs will vest on December 31, 2025, and the remaining two-thirds of the Earned PSUs will vest in equal quarterly installments over the following two years with the first such vesting date occurring on March 31, 2026.
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

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Fair Value Measured as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$1,004,421	$-	$-	$1,004,421
Restricted cash
Money market securities	13,779	-	-	13,779
Bitcoin	170,303	-	-	170,303
Accounts receivable	696	-	-	696
Derivative asset
Power Purchase Agreement	-	-	68,490	68,490
Capped Calls	-	89,939	-	89,939
	$1,189,199	$89,939	$68,490	$1,347,628
Liabilities included in:
Derivative liability	$-	$-	$414,320	$414,320
Warrant liability	-	-	512,590	512,590
	$-	$-	$926,910	$926,910

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$4,314	$-	$-	$4,314
Restricted cash
Money market securities	14,392	-	-	14,392
Bitcoin	92,651	-	-	92,651
Receivable for bitcoin collateral	-	32,248	-	32,248
Accounts receivable	596	-	-	596
Derivative assets
Power Purchase Agreement	-	-	85,670	85,670
	$111,953	$32,248	$85,670	$229,871
Liabilities included in:
Short-term borrowings
Bitcoin loan payable	$7,330	$-	$-	$7,330
	$7,330	$-	$-	$7,330
The Company’s financial assets and liabilities not subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	September 30, 2025
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$167,392	$-	$517,356	$-	$517,356
2031 Convertible Notes	$855,683	$-	$1,015,230	$-	$1,015,230
	$1,023,075	$-	$1,532,586	$-	$1,532,586

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

There were no financial assets and liabilities not subject to fair value measurement on a recurring basis as of December 31, 2024.
The carrying values reported in the Company’s condensed consolidated balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable and accrued expenses and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the periods presented.
Capped Call Transaction
As described in Note 4. Derivative Assets, the Company entered into capped call transactions to reduce the potential dilution of the Company’s common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Convertible Notes. The Capped Call Transactions are classified as Level 2 and unrealized gains associated with the Capped Call Transaction are included in Other income on the condensed consolidated statement of operations.The Company engaged a valuation firm to determine the fair value of the Capped Call Transactions using a Black-Scholes option-pricing model and the quoted price of Common Stock.
The following table presents significant assumptions utilized in the valuations of the Capped Call Transaction as of the date indicated:

September 30, 2025
Strike Price	$16.03
Cap Price	$23.32
Volatility	59.9%
Stock Price	12.59
Power purchase agreement
The Company’s power purchase agreement, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years, and a remaining term of approximately 1.8 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 5.21% and 5.96% as of September 30, 2025 and December 31, 2024, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the changes in the estimated fair value of the power purchase agreement measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024
Opening balance	$85,670	$93,591
Change in fair value	(17,180)	(19,181)
Ending balance	$68,490	$74,410
Level 3 liabilities
Private Placement Warrants
The Company’s Private Placement Warrants (as defined in Note 16. Warrants) were classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Private Placement Warrants used assumptions and estimates the Company believes would be made by a market participant in making the same valuation. As of March 31, 2024, all Private Placement Warrants were converted to Public Warrants, and as such no Private Placement Warrants were outstanding as of September 30, 2025.
The Company engaged a valuation firm to determine the fair value of the Private Placement Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Private Placement Warrants as of the date indicated:

December 31, 2023
Risk-free rate	4.00%
Dividend yield rate	0.00%
Volatility	124.0%
Contractual term (in years)	2.7
Exercise price	$11.50
The following table presents changes in the estimated fair value of the Private Placement Warrants (amounts in thousands):

Balance as of December 31, 2024	$—
Change in fair value	—
Balance as of September 30, 2025	$—

Balance as of December 31, 2023	$250
Change in fair value	(250)
Balance as of September 30, 2024	$—

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2031 Note Conversion Option
The Company’s 2031 Note Conversion Option is classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the 2031 Note Conversion Option used assumptions and estimates the Company believes would be made by a market participant in making the same valuation.
The Company engaged a valuation firm to determine the fair value of the 2031 Note Conversion Option using a binomial lattice model. The following table presents significant assumptions utilized in the valuations of the 2031 Note Conversion Option as of the date indicated:

September 30, 2025
Volatility	51.00%
Risk-Free Rate	3.84%
Dividend Yield	0.00%
Contractual Term (in years)	6.0
Conversion Price	$16.03

Google Warrants
The Company’s Google Warrants (as defined in Note 16. Warrants) were classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Google Warrants used assumptions and estimates the Company believes would be made by a market participant in making the same valuation.
The Company engaged a valuation firm to determine the fair value of the Google Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Google Warrants as of the date indicated:

September 30, 2025
Risk-free rate	3.68%
Dividend yield rate	0.00%
Volatility	112.32%
Contractual term (in years)	6.0
The following table presents changes in the estimated fair value of the Google Warrants (amounts in thousands):

Balance as of December 31, 2024	—
Fair value of warrants as of issuance date	544,450
Change in fair value	(31,860)
Balance as of September 30, 2025	$512,590
NOTE 19. SEGMENT REPORTING
The Company currently has one operating segment, Bitcoin Mining, which through operations produce bitcoin to generate revenue. The Chief Operating Decision Maker (“CODM”) for the Company consists of the CEO and CFO. The CODM reviews the performance of its segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources. Asset information is not regularly provided to the CODM for resource allocation as a large portion of assets are property and equipment that cannot be repurposed for other revenue streams.
The Company’s revenues, significant expenses, operating income, and net income by segment for the nine months ended September 30, 2025 and 2024 are summarized in the following table (in thousands):

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Three Months Ended September 30, 2025
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$71,707	$71,707
Costs and operating (expenses) income
Cost of revenue	(26,733)
Depreciation and amortization	(59,549)
Change in fair value of power purchase agreement	(9,030)
Unrealized gains on fair value of bitcoin	108
Realized gains on sale of bitcoin	7,535
Equity in losses of equity method investees	(1,479)
Other segment items(1)	2,436
Segment operating loss	(15,005)	(15,005)
Adjustments(2)		(22,612)
Operating loss		(37,617)
Interest income		457
Interest expense		(1,286)
Other non-operating items(3)		34,860
Loss before taxes		$(3,586)

Three Months Ended September 30, 2024	Bitcoin Mining	Consolidated

Revenue - bitcoin mining	$24,102	$24,102
Costs and operating (expenses) income
Cost of revenue	(15,063)
Depreciation and amortization	(28,636)
Change in fair value of power purchase agreement	(48,520)
Unrealized gains on fair value of bitcoin	(22,156)
Realized gains on sale of bitcoin	20,245
Equity in losses of equity method investees	847
Other segment items(1)	1,444
Segment operating income	(67,737)	(67,737)
Adjustments(2)		(23,657)
Operating loss		(91,394)
Interest income		1,188
Interest expense		(346)
Other non-operating items(3)		(4)
Loss before taxes		$(90,556)

(1) Other segment items included in Bitcoin Mining include Power sales, and Other gains.
(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
The Company’s revenues, significant expenses, operating income, and net income by segment for the nine months ended September 30, 2025 and 2024 are summarized in the following table (in thousands):

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Nine Months Ended September 30, 2025
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$164,231	$164,231
Costs and operating (expenses) income
Cost of revenue	(56,957)
Depreciation and amortization	(147,102)
Change in fair value of power purchase agreement	(17,180)
Unrealized gains on fair value of bitcoin	(2,927)
Realized gains on sale of bitcoin	16,092
Equity in losses of equity method investees	(8,472)
Other segment items(1)	1,970
Segment operating income	(50,345)	(50,345)
Adjustments(2)		(70,603)
Operating loss		(120,948)
Interest income		943
Interest expense		(3,200)
Other non-operating items(3)		35,924
Loss before taxes		$(87,281)

Nine Months Ended September 30, 2024
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$109,047	$109,047
Costs and operating (expenses) income
Cost of revenue	(44,164)
Depreciation and amortization	(66,131)
Change in fair value of power purchase agreement	(19,181)
Unrealized gains on fair value of bitcoin	(2,778)
Realized gains on sale of bitcoin	25,114
Equity in losses of equity method investees	1,008
Other segment items(1)	3,726
Segment operating income	6,641	6,641
Adjustments(2)		(67,420)
Operating loss		(60,779)
Interest income		3,027
Interest expense		(1,118)
Other non-operating items(3)		(985)
Income before taxes		$(59,855)

(1) Other segment items included in Bitcoin Mining include Power sales, and Other gains.
(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
NOTE 20. INCOME TAXES
The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the

CIPHER MINING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
period in which they occur. The Company recorded an income tax expense of approximately 8.4% of loss before taxes for the three months ended September 30, 2025 and 4.2% of loss before taxes for the three months ended September 30, 2024, and 0.9% of loss before taxes for the nine months ended September 30, 2025 and 3.8% of income before taxes for the nine months ended September 30, 2024.
NOTE 21. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report. No subsequent events have been identified other than those disclosed in these condensed consolidated financial statements except for the following:
Colchis Site Acquisition
On October 20, 2025, the Company purchased majority ownership of a site in west Texas. The Company purchased this interest for $20 million.
Amazon Web Services Lease
On October 29, 2025, the Company executed a 15-year data center campus lease with Amazon Web Services to provide turnkey space and power for artificial intelligence workloads.
Shareholder Approval to Increase Authorized Shares
On October 30, 2025, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance from 500,000,000 shares to 1,000,000,000 shares. The amendment became effective upon filing with the Delaware Secretary of State on October 30, 2025.

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
Overview
We develop, own and operate industrial-scale digital infrastructure to support high-performance computing (“HPC”) and purpose-built data centers for bitcoin mining applications. Our active portfolio and development pipeline consists of approximately 4.0 GW of capacity across 12 sites. We currently operate two wholly-owned bitcoin mining data centers, a 207 MW site located in Odessa, Texas that draws fixed priced power from a power purchase agreement with its electricity provider (the “Odessa Facility”), and a 300 MW data center in Wink, Texas, of which 150 MW is operational as a bitcoin mining data center, that draws power from the power grid (the “Black Pearl Facility”); have equity investments in three partially-owned 40 MW bitcoin mining data centers; and have a pipeline of approximately 3.2 GW of potential capacity suitable for HPC workloads. We have sourced and built five sites totaling 477 MW of capacity, all completed on time.
The Black Pearl Facility has recently been fully contracted for HPC hosting with bitcoin mining operations at the site expected to conclude as construction commences. We aim to be industry leaders in sourcing a pipeline of sites suitable for compute-intensive workloads, including the recent addition of a 1-gigawatt (“GW”) site to our portfolio in Texas, and to optimize those sites for commercial use. Through a subsidiary, Cipher is in the process of constructing a data center for HPC near Colorado City, Texas (the “Barber Lake Facility”). See “—Recent Developments.”
Our current intention is to continue expanding our business by developing and operating industrial-scale data centers for HPC and other compute-intensive applications, scaling pipeline capacity, continuing to execute our disciplined treasury management strategy and pursuing additional strategic arrangements, such as joint ventures, data center hosting and leasing agreements, or software licensing arrangements. We aim to be a market leader in developing next-generation digital infrastructure and providing best-in-class solutions to support various compute workloads.
Recent Developments
Fluidstack Lease
On September 25, 2025, we announced Cipher Barber Lake LLC (“Cipher Barber Lake”), our wholly owned indirect subsidiary, had entered into a Datacenter Lease (the “Fluidstack Lease”) with Fluidstack USA II Inc. (“Fluidstack”), which provides for the development of a data center facility on, and lease to Fluidstack of, the Barber Lake Facility located near Colorado City, Texas on the terms and subject to the conditions contained therein. The Facility is expected to provide 168 megawatts (MW) of critical IT load for high-performance computing data center operations. We expect to complete the development and construction of the facility and deliver the facility to Fluidstack by September 2026. Fluidstack’s obligations to pay rent under the Fluidstack Lease begin on the commencement date of the lease and will continue for a 10-year term.
Colchis Site Acquisition
On October 20, 2025, we purchased majority ownership of a 1-GW site in west Texas. The Colchis site includes a fully executed 1-GW Direct Connect Agreement with American Electric Power (“AEP”), under which AEP will construct the necessary dual interconnection facility for a targeted energization in 2028. Construction of the interconnection facility will proceed in parallel with ERCOT's final review and approval. The 620-acres of land under option sit adjacent to the existing substation, and the site has all the necessary characteristics for development of an HPC data center.
Amazon Web Services Lease
On October 29, 2025, we executed a 15-year data center campus lease with Amazon Web Services to provide turnkey space and power for artificial intelligence (“AI”) workloads. Under the terms of the lease agreement, Cipher will deliver

300 MW of capacity in 2026. The capacity will be delivered in two phases, expected to begin in July 2026 and complete in the fourth quarter of 2026, with rent commencing in August 2026.
Shareholder Approval to Increase Authorized Shares
On October 30, 2025, our shareholders approved an amendment to our Second Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance from 500,000,000 shares to 1,000,000,000 shares. The amendment became effective upon filing with the Delaware Secretary of State on October 30, 2025.
Factors Affecting Our Results of Operations
There have been no material changes to the “Factors Affecting Our Results of Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.
Summary of Bitcoin Inventory
The following table presents information about our Bitcoin inventory for the nine months ended September 30, 2025, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Opening balance	994	$92,651
Bitcoin received from equity investees	205	20,714
Bitcoin received from mining activities	1,334	139,858
Bitcoin received from loan	180	16,551
Bitcoin loan payments	(2)	(140)
Proceeds from sales of bitcoin	(1,563)	(150,226)
Realized gains on sale of bitcoin	—	16,092
Unrealized losses on bitcoin(2)	—	(2,927)
Realized loss on bitcoin transferred to collateral, net	—	(3,195)
Bitcoin transferred from collateral, net	345	$40,925
Ending balance	1,493	$170,303
Components of our Results of Operations
For a description of the components of our results of operations, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue - bitcoin mining	$71,707	$24,102	$164,231	$109,047
Costs and operating (expenses) income
Cost of revenue	(26,733)	(15,063)	(56,957)	(44,164)
Compensation and benefits	(14,445)	(14,738)	(44,407)	(44,058)
General and administrative	(8,167)	(8,919)	(26,196)	(23,362)
Depreciation and amortization	(59,549)	(28,636)	(147,102)	(66,131)
Change in fair value of power purchase agreement	(9,030)	(48,520)	(17,180)	(19,181)
Power sales	2,335	1,444	4,702	3,726
Equity in (losses) income of equity investees	(1,479)	847	(8,472)	1,008
Unrealized gains (losses) on fair value of bitcoin	108	(22,156)	(2,927)	(2,778)
Realized gains on sale of bitcoin	7,535	20,245	16,092	25,114
Other operating gains (losses)	101	-	(2,732)	-
Total costs and operating expenses	(109,324)	(115,496)	(285,179)	(169,826)
Operating loss	(37,617)	(91,394)	(120,948)	(60,779)
Other income (expense)
Interest income	457	1,188	943	3,027
Interest expense	(1,286)	(346)	(3,200)	(1,118)
Change in fair value of warrant liability	31,860	-	31,860	250
Other income (expense)	3,000	(4)	4,064	(1,235)
Total other income	34,031	838	33,667	924
Loss before taxes	(3,586)	(90,556)	(87,281)	(59,855)
Current income tax benefit (expense)	767	(211)	(1,157)	(932)
Deferred income tax benefit (expense)	(464)	4,013	399	(1,358)
Total income tax benefit (expense)	303	3,802	(758)	(2,290)
Net loss	$(3,283)	$(86,754)	$(88,039)	$(62,145)
Comparative Results for the Three Months Ended September 30, 2025 and 2024
Revenue
Revenue for the three months ended September 30, 2025 was $71.7 million compared to $24.1 million for the three months ended September 30, 2024 and was generated from bitcoin mining operations at the Odessa and Black Pearl Facilities. The increase year over year was primarily driven by higher bitcoin prices in the current quarter compared to the prior year quarter, and an increase in total bitcoin mined attributable to the Black Pearl Facility coming online at the end of the second quarter of 2025.
Cost of revenue
Cost of revenue for the three months ended September 30, 2025 was $26.7 million, compared with $15.1 million for the three months ended September 30, 2024, and consisted primarily of power costs at our data centers. The increase in the three months ended September 30, 2025 is driven primarily by additional power costs from mining activities at the Black Pearl Facility, which commenced mining in the second quarter of 2025.

Compensation and benefits
Compensation and benefits for the three months ended September 30, 2025 was $14.4 million, consistent with $14.7 million for the three months ended September 30, 2024.The decrease is primarily due to certain performance-based stock-compensation being fully vested in 2024.
General and administrative
General and administrative expenses decreased by $0.7 million to $8.2 million during the three months ended September 30, 2025 from $8.9 million for the three months ended September 30, 2024. The decrease was primarily driven by decreased legal fees in the current quarter related to strategic initiatives.
Depreciation and amortization
Depreciation for the three months ended September 30, 2025 was $59.5 million, an increase of $30.9 million compared to Depreciation and amortization of $28.6 million for the three months ended September 30, 2024. The increase was primarily due to additional depreciation expense on miners acquired as part of the Odessa fleet upgrade, and assets at our Black Pearl Facility being placed into service.
Change in fair value of derivative asset
Change in fair value of derivative asset was a $9.0 million loss for the three months ended September 30, 2025 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years.
Power sales
At the Odessa Facility we sold excess electricity that was available under the Luminant Power Agreement back to the ERCOT market through Luminant. We sold power for proceeds of $2.3 million and $1.4 million for the three months ended September 30, 2025, and 2024, respectively. Power sales fluctuate each period based on power and bitcoin prices which are both volatile.
Equity in (losses) income of equity investees
Equity in losses of equity investees totaled $1.5 million for the three months ended September 30, 2025 compared to income of $0.8 million for the three months ended September 30, 2024. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the five-year useful life of the miners.
Unrealized (losses) gains on fair value of bitcoin
Unrealized gains on fair value of bitcoin totaled $0.1 million for the three months ended September 30, 2025, compared to losses of $22.2 million for the three months ended September 30, 2024. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period. The current quarter’s ending bitcoin price was consistent with the average price over the period.
Realized (losses) gains on sale of bitcoin
Realized gains on sale of bitcoin totaled $7.5 million for the three months ended September 30, 2025 compared to $20.2 million for the three months ended September 30, 2024. Realized gains and losses on sale of bitcoin is a result of selling bitcoin at prices different from the cost basis.

Other income
Other income totaled $34.0 million for the three months ended September 30, 2025, compared to Other income of $0.8 million for three months ended September 30, 2024. The balance in the current quarter is primarily related to the gain on the mark to market of our Warrant liability.
Benefit for income taxes
For the three months ended September 30, 2025, we recorded a benefit for income taxes of $0.3 million primarily driven by net losses in the current period. For the three months ended September 30, 2024, we recorded a benefit for income taxes of $3.8 million.
Comparative Results for the Nine Months Ended September 30, 2025 and 2024
Revenue
Revenue for the nine months ended September 30, 2025 was $164.2 million, compared to $109.0 million for the nine months ended September 30, 2024, and was generated from bitcoin mining operations at the Odessa and Black Pearl Facilities. The increase year over year was primarily driven by an increase in the average bitcoin price in the current year, partially offset by a decrease in the amount of bitcoin mined as a result of the bitcoin halving in April 2024.
Cost of revenue
Cost of revenue for the nine months ended September 30, 2025 was $57.0 million, compared with $44.2 million for the nine months ended September 30, 2024, and consisted primarily of power costs at our data centers. The increase is primarily due to increased power costs at the Black Pearl Facility which commenced mining operations in July 2025.
Compensation and benefits
Compensation and benefits for the nine months ended September 30, 2025 was $44.4 million, consistent with $44.1 million for the nine months ended September 30, 2024.
General and administrative
General and administrative expenses for the nine months ended September 30, 2025 was $26.2 million, an increase of $2.8 million compared to $23.4 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in legal fees related to strategic initiatives.
Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2025 was $147.1 million, an increase of $81.0 million compared to Depreciation and amortization of $66.1 million for the nine months ended September 30, 2024. The increase was primarily due to increased miners, and mining equipment at the Odessa Facility as a result of the Odessa fleet upgrade in the fourth quarter of 2024, increased fixed assets placed into service as a result of the Black Pearl Facility commencing operations in July 2025, and the change in the estimated useful life of our miners from five years to three years as of June 1, 2024.
Change in fair value of derivative asset
Change in fair value of derivative asset was a $17.2 million decrease for the nine months ended September 30, 2025 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years.
Power sales
At our Odessa Facility, we sell excess electricity that was available under the Luminant Power Agreement, but not needed in our mining operations, back to the ERCOT market through Luminant. We sold power for proceeds of $4.7 million and $3.7 million for the nine months ended September 30, 2025, and 2024, respectively. Power sales fluctuate each period based on power and bitcoin prices, which are volatile.
Equity in (losses) income of equity investees
Equity in losses of equity investees totaled $8.5 million for the nine months ended September 30, 2025 compared to income of $1.0 million for the nine months ended September 30, 2024. Equity in losses of equity investees consists of our 49% share in the earnings (losses) generated by our three partially-owned mining sites, and the accretion of the basis differences in our investments in the equity investees that resulted from contributions of miners during the year ended December 31, 2022. We are accreting these basis differences over the five-year useful life of the miners. For the nine months ended September 30, 2025, we recognized roughly $4.0 million as our 49% share of a one-time impairment charge on the miners of Alborz LLC, net of accretion.
Unrealized (losses) gains on fair value of bitcoin
Unrealized losses on fair value of bitcoin totaled $2.9 million for the nine months ended September 30, 2025, compared to Unrealized losses on fair value of bitcoin of $2.8 million for the nine months ended September 30, 2024. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized gains on sale of bitcoin
Realized gains on sale of bitcoin totaled $16.1 million for the nine months ended September 30, 2025 compared to $25.1 million in the prior year period. In both periods, this is driven by selling bitcoin above our cost basis.
Other expense (income)
Other expense totaled $33.7 million for the nine months ended September 30, 2025, compared to $0.9 million of Other income for the nine months ended September 30, 2024. The increase of Other expense in the current year is driven primarily from the mark to market on our Warrant liability in the current period.
Income tax benefit (expense)
For the nine months ended September 30, 2025, we recorded a provision for income taxes of $0.8 million as a result of projected income for the current year in the jurisdictions which we operate. For the nine months ended September 30, 2024, we recorded a provision for income taxes of $2.3 million.
Liquidity and Capital Resources
We had cash used in operations of $153.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $1,207.4 million, total stockholders’ equity of $783.2 million and an accumulated deficit of $269.5 million. We fund operations primarily through a combination of at-the-market stock issuances, short-term and long-term financing arrangements, and bitcoin sales.
We have established an at-the-market sales agreement with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Compass Point Research & Trading, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, and BTIG, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $725.7 million. For the three months ended September 30, 2025, we received net proceeds on sales of 6.0 million shares of common stock under the Amended and Restated Sales Agreement of approximately $31.7 million (net of commissions and expenses) at an average net selling price of $5.29 per share. For more information on our at-the-market sales agreement and our at-the-market offerings, see Note 15. Stockholders’ Equity.
We have a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we currently have a secured line of credit up to $25.0 million (the “Coinbase Overnight Credit Facility”). We will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of September 30, 2025 we had nothing drawn on the Coinbase Overnight Credit Facility.
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
On September 30, 2025, we issued an aggregate principal amount of $1,300 million of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes” and together with the 2030 Convertible Notes, the “Convertible Notes”)). With the net proceeds of the 2031 Convertible Notes, we funded capped call transactions which are generally expected to reduce the potential dilution of the Company’s common stock that will initially underlie the 2031 Convertible Notes, and expect to use the remaining proceeds to finance a portion of the construction at the Company’s Barber Lake facility, accelerate the build-out of its high-performance computing strategy, continue to develop its sites, and forgeneral corporate purposes.
For more information on our 2030 Convertible Notes and 2031 Convertible Notes, see Note 14. Debt.
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
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(153,506)	$(58,533)
Net cash used in investing activities	(131,454)	(195,147)
Net cash provided by financing activities	1,486,202	207,309
Net increase (decrease) in cash and cash equivalents	$1,201,242	$(46,371)
Operating Activities
Net cash used in operating activities increased by $95.0 million to $153.5 million for the nine months ended September 30, 2025 from $58.5 million for the nine months ended September 30, 2024. We incurred a net loss of $88.0 million for the nine months ended September 30, 2025, compared to a net loss of $62.1 million for the nine months ended September 30, 2024, representing an increase of $25.9 million. Cash flows used in operating activities was impacted by a $4.1 million increase in non-cash items, primarily driven by an $80.8 million increase in depreciation, an increase of $9.5 million in equity in losses of equity investees, partially offset by an increase of $54.7 million in non-cash consideration received for services and a decrease of $31.6 million in the change in fair value of our warrants. Additionally, changes in assets and liabilities resulted in an increase in cash used of $65.0 million between the nine months ended September 30, 2025 and 2024.
Investing Activities
Cash used in investing activities decreased by $63.7 million to $131.5 million of net cash used in investing activities for the nine months ended September 30, 2025 compared to $195.1 million of net cash used in investing activities for the nine months ended September 30, 2024. This change primarily related to a decrease of $134.3 million in deposits related to new miner purchases, an increase of $70.4 million in proceeds from sale of bitcoin, offset by an increase of $169.7 million increase in purchases of Property and equipment related to building out the Black Pearl facility and new miner purchases.

Financing Activities
Cash flows provided by financing activities increased by $1,278.9 million to $1,486.2 million net cash provided by financing activities for the nine months ended September 30, 2025 from $207.3 million net cash provided by financing activities for the nine months ended September 30, 2024. This change was primarily driven by a $50.0 million increase in proceeds from treasury stock reissued for PIPE investment and a $1,437.4 million increase in proceeds from issuance of convertible notes, net of issuance costs, partially offset by a $106.3 million decrease in proceeds from the issuance of common stock during the nine months ended September 30, 2025.
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
The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of five years, with renewal provisions that are aligned with the Luminant Power Agreement. Financing for use of the land and substation is provided by Luminant affiliates. Despite lease commencement in November 2022, we had not been required by Luminant to make any lease payments for the substation prior to July 2023, therefore we accrued amounts due under the Combined Luminant Lease Agreement in accrued expenses and other current liabilities on its condensed consolidated balance sheet.
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
The following is a reconciliation of our Adjusted Earnings (loss) to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Adjusted Earnings:
Net loss	$(3,283)	$(86,754)	$(88,039)	$(62,145)
Change in fair value of power purchase agreement	9,030	48,520	17,180	19,181
Share-based compensation expense	9,074	10,211	28,736	31,865
Depreciation and amortization	59,549	28,636	147,102	66,131
Deferred income tax (benefit) expense	464	(4,013)	(399)	1,358
Other (losses) gains - nonrecurring	(2,246)	—	4,049	—
Change in fair value of warrant liability	(31,860)	—	(31,860)	(250)
Adjusted earnings (loss)	$40,728	$(3,400)	$76,769	$56,140
The following is a reconciliation of our Adjusted Earnings (loss) per share - diluted to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Adjusted Earnings per share - diluted:
Net loss per share - diluted	$(0.01)	$(0.26)	$(0.23)	$(0.20)
Change in fair value of power purchase agreement per diluted share	0.03	0.14	0.03	0.07
Share-based compensation expense per diluted share	0.02	0.03	0.08	0.10
Depreciation and amortization per diluted share	0.15	0.09	0.39	0.21
Deferred income tax (benefit) expense per diluted share	—	(0.01)	—	—
Other (losses) gains - nonrecurring per diluted share	(0.01)	—	0.01	—
Change in fair value of warrant liability per diluted share	(0.08)	—	(0.08)	—
Adjusted earnings (loss) per diluted share	$0.10	$(0.01)	$0.20	$0.18
Critical Accounting Policies, and Use of Estimates
For a description of our policies regarding our critical accounting estimates, see "Critical Accounting Policies and Estimates" of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. As of September 30, 2025, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited condensed consolidated financial statements from those previously disclosed in our 2024 Form 10-K.
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
Bitcoin Price Risk
We hold bitcoin on our inventory at fair value, and as such we are exposed to the impact of the change in bitcoin price. As of September 30, 2025, we had 1,493 bitcoin in inventory. A 10% decrease in the price of bitcoin would result in an estimated $17.0 million increase in Net loss for the nine months ended September 30, 2025.
Power Price Risk
The estimated fair value of our Derivative asset related to our power purchase agreement is derived from Level 2 and Level 3 inputs. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity. A 10% decrease in power prices would result in an estimated $13.1 million decrease in the estimated fair value of the Derivative asset and increase in Net loss for the nine months ended September 30, 2025.
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
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2025, the end of the period covered by this Quarterly Report. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025.
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
Since the material weakness related to certain ITGCs over change management controls and lack of related compensating automated process-level and manual controls was identified, management began implementing and has continued to implement and refine measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. During the three months ended September 30, 2025, management continued implementing its enhanced program change management controls for certain systems impacting the Company’s processes around revenue recognition and design of manual key reconciliation processes. The Company continued to make progress but work still remains to ensure reliability of such controls. Our plan continues to include the following, and management will continue to assess additional opportunities for remediation on an ongoing basis:
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to Our Business
If we are unable to complete the construction of our Barber Lake Facility in a timely manner or within our anticipated cost estimates, our business and results of operations could be adversely affected.
Our business depends upon the construction of our Barber Lake Facility. Until we complete construction of all of the facilities that are required by the Fluidstack Lease, we will not realize the full amount of projected revenue from such lease. We cannot guarantee we will complete construction (or any future strategic growth initiatives) on time or within our cost estimates, if at all, due in part to the ongoing challenges to the global supply chain, the implementation of new tariffs and more restrictive trade policies, increased inflation and changing conditions within the United States labor market. Under certain circumstances, our lessee will have the right to terminate the lease if there are significant delays in the completion of construction, subject to extension for force majeure events. If we experience delays in the construction process or are unable to complete construction within our anticipated costs estimates, we may not generate sufficient revenues to fund our liquidity needs, including payment of principal and interest on the notes.
Our business is exposed to construction risks.
Construction of our Barber Lake Facility exposes us to significant construction risks, including risks related to: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part, of inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics, epidemics, and other health risks; unanticipated environmental issues and geological problems; delays related to permitting and approvals to commence operations from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments made in connection with such expansion. All construction-related projects depend on the skill, experience, and attentiveness of our personnel throughout the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial difficulties or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
If we are unable to overcome these risks and additional pressures to complete our construction projects in a timely manner, if at all, we may not realize their anticipated benefits, and our business and financial condition may suffer as a result.
The Google Backstop will only be effective after rent commencement under the Fluidstack Lease and is only triggered by certain events of default under the Fluidstack Lease.
Google’s backstop of Fluidstack’s obligations under the Fluidstack Lease is only effective following the rent commencement date of the Fluidstack Lease. If the Fluidstack Lease does not commence as of its targeted rent commencement date, then the Google Backstop will not become effective until the completion of the Barber Lake Facility. If completion of the Barber Lake Facility is delayed by greater than 180 days, or greater than 300 days in the case of a force majeure event, as may be extended for tenant delay, Fluidstack will have the right to terminate the Fluidstack Lease. Such termination event would not trigger the Google Backstop. In addition, the Google Backstop is only triggered upon a payment or insolvency event of default under the Fluidstack Lease. While unlikely to occur, there are other events of default or termination events that may result in the termination of the Fluidstack Lease without triggering the Google

Backstop. In addition, if we have a disagreement with Google about whether the Google Backstop has been triggered, there can be no assurance that Google will honor the Google Backstop in a timely manner or at all.
Our HPC business strategy may not perform as planned.
We believe the potential for HPC hosting complements our current business model with expected stable, long-term and high margin revenue. However, the success of our HPC hosting services may not develop as anticipated, and may be affected by factors such as the reliability and timing of power supply, supply chain disruption (including local labor availability), the implementation of new tariffs and more restrictive trade regulations and changes in in-house specialized expertise to manage the business. A failure to successfully implement our HPC business strategy may adversely affect our business, prospects, or operations.
We may be unable to access sufficient additional capital for future strategic growth initiatives.
The expansion of our existing mining facilities and our digital infrastructure to support HPC hosting and colocation are capital-intensive projects, and we anticipate that future strategic growth initiatives will likewise continue to be capital-intensive. We expect to raise additional capital to fund these and other future strategic growth initiatives; however, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of our operations and financial condition may suffer, and the market price for our securities may be materially and adversely affected.
Enhanced tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions.
There have been, and continue to be, uncertainties with respect to the global economy and trade relations between the U.S. and other countries globally, including trade policies, treaties, tariffs, and customs duties and taxes. Implementation of more restrictive trade policies or the renegotiation of existing U.S. trade agreements or trade agreements of other countries where we procure supplies and materials for our digital infrastructure could negatively impact our business results of operations, cash flows, and financial condition. Tariffs, sanctions and other barriers to trade could adversely affect the business of our business partners, such as suppliers, which could in turn negatively impact our net revenue and results of operations. If tariffs, trade restrictions or trade barriers are expanded or increased, then our exposure to future taxes and duties on imported products and components could be significant and could have a material effect on our financial results.
We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes, or other similar restrictions upon the import of goods and services in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our HPC data centers, our costs, our business partners, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.
We may be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints as well as insufficient access to power.
Any power outages, shortages, capacity constraints or significant increases in the cost of power may have an adverse effect on our business and our results of operations.
We rely on third parties, third party infrastructure, governments, and global supplies to provide a sufficient amount of power to maintain our HPC data center operations to meet the needs of our current and future HPC hosting and colocation tenants. Any limitation on the delivered energy supply could limit our ability to operate our HPC data centers. These limitations could have a negative impact on the Barber Lake Facility or limit our ability to grow our business, which could negatively affect our financial performance and results of operations. Each new HPC data center requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites or existing markets. Utility companies may impose onerous operating conditions to any approval or provision of power or we may experience significant delays and substantial increased costs to provide the level of electrical service required by our current or future data center designs.
We depend on tenants for our HPC data centers.

Many factors, including global economic conditions, may cause current HPC data center tenants like Fluidstack or future tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render our HPC data center tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If a tenant defaults or fails to make timely rent or other payments (notwithstanding the Google Backstop with respect to the Fluidstack Lease), we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.
If a tenant becomes a debtor in a case under Title 11 of the United States Code, as amended (the “Bankruptcy Code”), we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its contracts with us. Our claim against the tenant for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue could be materially adversely affected if a significant tenant were to become bankrupt or insolvent, suffer a downturn in its businesses, fail to renew its contract or renew on terms less favorable to us than its current terms.
Our contracts with HPC data center tenants could subject us to significant liability.
In the ordinary course of business, we aim to continuously enter into agreements with tenants pursuant to which we provide data center space, power, environmental controls, physical security and connectivity products to our HPC hosting and colocation tenants. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. HPC data center tenants increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such tenants whether as a result of our breach of an agreement or otherwise. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.
We may also develop space specifically for HPC data center tenants pursuant to agreements signed prior to beginning or early in the development process. In those cases, if we fail to meet our development obligations under those agreements, these tenants may be able to terminate their agreements and we would be required to find a new tenant for this space. In addition, in certain circumstances we may lease HPC data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. If we are not able to complete an HPC data center in a timely manner, if development costs are higher than we currently estimate, our financial condition, results of operations and cash flow could be materially adversely affected.
Additionally, a tenant’s decision to lease space and power in our HPC data center typically involves a significant commitment of resources and due diligence on the part of our tenants regarding the adequacy of our facilities. As a result, we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns and the implementation of new tariffs and more restrictive trade regulations may impact tenants’ ability to plan future business activities, which could cause tenants to slow spending or delay decision-making. Our inability to adequately manage the risks associated with these developments may adversely affect our business, financial condition and results of operations.
The development and advancement in the efficiency of AI models presents risks and challenges that may adversely impact our business and operating results.
The introduction of, and advancement in the efficiency of AI models could potentially adversely affect data center usage by significantly reducing the computational power needed to train AI models, potentially leading to less demand for high-power density, liquid-cooled data center infrastructure and colocation facilities such as those we are building at the Barber Lake Facility. New advancements in AI models could also alter the way data centers are currently designed and utilized and may adversely affect our business and results of operations.

Risks Related to our Convertible Notes
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Notes.
We incurred 172.5 million of additional indebtedness as a result of the 2030 Convertible Notes offering completed in May 2025 and $1,300.0 million principal amount of additional indebtedness as a result of the 2031 Convertible Notes offering completed in September 2025. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes, and our cash needs may increase in the future. In addition, future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change or on a specified optional repurchase date or to pay any cash amounts due upon maturity or conversion of the Convertible Notes, and our other indebtedness may limit our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion.
Holders of the Convertible Notes may, subject to limited exceptions, require us to repurchase their Convertible Notes on May 15, 2028 (for the 2030 Convertible Notes) and on October 1, 2029 (for the 2031 Convertible Notes), and following a fundamental change, at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any. Upon maturity of the Convertible Notes, we must pay their principal amount and accrued and unpaid special interest and additional interest, if any, in cash, unless they have been previously repurchased, redeemed or converted.
In addition, prior to the “reserved share effective date”, upon conversion, we will satisfy all of our conversion obligation in cash, subject to the “share settlement election exception”, and on or after the “reserved share effective date”, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements that we may have in the future governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase Convertible Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
Provisions in the Convertible Notes indentures could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Notes and related indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of such notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, (i) if the conversion date for such conversion is before the “reserved share effective date ”, we will settle all of our conversion obligation through the payment of cash, subject to the “share settlement election exception”, and (ii) if the conversion date for such conversion is on or after the “reserved share effective date,” we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.
The accounting method for the Convertible Notes may adversely affect our reported earnings and financial condition.
The issuance costs for the Convertible Notes are treated as a debt discount for accounting purposes and will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash special interest or additional interest payments, if any, we will pay on the Convertible Notes, which will result in lower reported income.
Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no investors convert their Convertible Notes and could materially reduce our reported working capital.
The issuance of shares of our common stock upon conversion of the Convertible Notes will dilute the ownership interests of our stockholders and could depress the trading price of our common stock.
Upon conversion of the Convertible Notes being offered in the 2030 Convertible Notes offering or the 2031 Convertible Notes offering, we will satisfy part or all of our conversion obligations in shares of our common stock, unless we elect to settle conversions solely in cash. The issuance of shares of our common stock upon conversion of the Convertible Notes will dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.
The capped call transactions may affect the value of the 2031 Convertible Notes and the market price of our common stock.

In connection with the issuance of the 2031 Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions (collectively, the “option counterparties”). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2031 Convertible Notes, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties entered into various derivative transactions, which may be exited in the future.We are subject to counterparty risk with respect to the capped call transactions and these capped call transactions may not operate as planned.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution, the effect of which would not be compensated for, than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
In addition, the terms of the capped call transactions are complex, and they may not operate as planned. For example, the terms of these may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. Accordingly, the capped call transactions may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the capped call transactions.
The capped call transactions are separate transactions (in each case entered into between us and the option counterparties), are not part of the terms of the 2031 Convertible Notes and will not change the holders’ rights under the 2031 Convertible Notes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
Amended and Restated Bylaws
On October 30, 2025, the Board of Directors approved and adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”), effective immediately. The Bylaws were amended and restated to, among other things, align the Company’s bylaws with developments in Delaware law, update procedures relating to meetings of the Board of Directors and meetings of stockholders and revise the advance notice provisions for director nominations and proposals for other business, including to address matters related to Rule 14a-19 under the Exchange Act. The Bylaws also implement certain ministerial and conforming changes. The foregoing summary of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.3 hereto.
Special Meeting of Stockholders Results
On October 30, 2025, the Company held its 2025 Special Meeting of Stockholders (the “Special Meeting”). A total of 264,666,601 shares of the Company’s common stock were present electronically or represented by proxy at the Annual Meeting, representing approximately 67.29% percent of the Company’s outstanding common stock as of the September 12, 2025 record date. The following are the voting results for the proposal considered and voted upon at the meeting, which was described in the Company’s Definitive Proxy Statement filed with the SEC on October 6, 2025.

Proposal No. 1 - Amendment of the Company’s Second Amended and Restated Certificate of Incorporation
The Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.001 per share, authorized for issuance from 500,000,000 shares to 1,000,000,000 shares by the following votes:

Votes FOR	Votes AGAINST	Votes ABSTAINED
250,120,890	5,106,035	9,439,676

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
Our officers and directors from time to time may adopt trading plans to transact in our common stock for a variety of reasons, including tax considerations, investment diversification, or other personal reasons. During the three months ended September 30, 2025, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each such plan, a “Rule 10b5-1 Plan”), as described below. On August 11, 2025, Tyler Page, Chief Executive Officer, amended his Rule 10b5-1 Plan, which he previously adopted on March 14, 2025. As amended, the Rule 10b5-1 trading arrangement covers the sale of up to 900,000 shares of our common stock until November 13, 2025.
No other directors or “officers” (as defined in Section 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2025.

Item 6. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	8/31/21
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Cipher Mining Inc.					*
3.3	Amended and Restated Bylaws of Cipher Mining Inc.					*
4.1	Specimen Warrant Certificate of Good Works Acquisition Corp.	S-1/A	333-248333	4.3	10/9/20
4.2	Warrant Agreement, dated as of October 19, 2020, by and between Continental Stock Transfer & Trust Company and Good Works Acquisition Corp.	8-K	001-39625	4.1	10/28/20
4.3	Indenture, dated as of May 22, 2025, between Cipher Mining Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39625	4.1	5/22/25
4.4	First Supplemental Indenture, dated as of May 22, 2025, between Cipher Mining Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39625	4.2	5/22/25
4.5	Form of 1.75% Convertible Senior Note Due 2030 (included as Exhibit A to Exhibit 4.4).	8-K	001-39625	4.3	5/22/25
4.6	Warrant Agreement, by and between Cipher Mining Inc. and Google LLC, dated September 24, 2025.	8-K	001-39625	4.1	9/25/25
4.7	Indenture, dated as of September 30, 2025, between Cipher Mining Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39625	4.1	9/30/25
4.8	Form of certificate representing the 0.00% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1).	8-K	001-39625	4.2	9/30/25
10.1†^	Recognition Agreement, by and among Cipher Barber Lake LLC, Fluidstack USA II Inc. and Google LLC, dated September 24, 2025.	8-K	001-39625	10.1	9/25/25
10.2	Form of confirmation for the Capped Call Transactions.	8-K	001-39625	10.1	9/30/25
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

CIPHER MINING INC.

Date: November 3, 2025	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Gregory Mumford
Gregory Mumford
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)