Form 10-K
period 2025-12-31
Cipher Digital Inc.
filed 2026-02-24
CIK 1819989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________.

Commission File Number: 001-39625
__________________________________________________
Cipher Digital Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b ‑2 of the Exchange Act). YES ☐     NO ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of registrant's common stock as quoted on the Nasdaq Global Select Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,796.7 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
As of February 23, 2026, the registrant had 405,119,407 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

Auditor Firm Id: 199	Auditor Name: CBIZ CPAs P.C.	Auditor Location: San Francisco, CA

i

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (the “Annual Report”) contains forward‑looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report, other than statements of historical fact, including, without limitation, statements about our beliefs and expectations regarding our future results of operations and financial position, planned business model and strategy, our bitcoin mining and high-performance computing (“HPC”) data center development, timing and likelihood of success, capacity, functionality and timing of operations of data centers, expectations regarding the operations of data centers, potential strategic initiatives, such as joint ventures and partnerships, and management plans and objectives are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements use these words or expressions. The forward‑looking statements in this Annual Report are only predictions and are largely based on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and results of operations. Forward‑looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report, and in our future reports filed with the Securities and Exchange Commission (the “SEC”). The forward‑looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

WHERE YOU CAN FIND MORE INFORMATION
Our corporate website address is https://www.cipherdigital.com (“Corporate Website”). The contents of, or information accessible through, our Corporate Website are not part of this Annual Report.
The Company maintains a dedicated investor website at investors.cipherdigital.com (“Investors’ Website”) which is similarly not part of this Annual Report. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and all amendments to those reports, available free of charge on our Investors’ Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
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
Risks Related to Our Business, Industry and Operations
•If we are unable to complete the construction of our HPC data centers in a timely manner or within our anticipated cost estimates, it could have a material adverse effect on our business, results of operations, liquidity and our ability to make payments on our outstanding indebtedness.
•Our business is exposed to construction risks.
•Our tenants’ guarantees and other backstop arrangements under our HPC leases will only be effective after rent commencement under such leases and are subject to certain limitations, like event of default triggers or caps.
•Our HPC business strategy may not perform as planned.
•Our business depends on the demand for data centers.
•Constructing data centers for HPC hosting requires significant capital expenditures, and we may be unable to secure capital or financing for our construction efforts to develop data centers for HPC hosting.
•Enhanced tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions.
•We may be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints as well as insufficient access to power.
•Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
•We depend on tenants for our HPC data centers.
•Our business has grown rapidly and we have an evolving business model and strategy, which includes our diversification into constructing and operating data centers for HPC companies.
•The further development of AI technology, which represents a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development of AI technology may adversely affect the demand for HPC-focused data center development and thus, adversely affect an investment in us.
•Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics, trade restrictions, tariffs, or similar events could have a material adverse effect on our business, financial condition and results of operations.
•Operating HPC data centers is energy-intensive, which may have a negative environmental impact. Changing environmental regulation and public energy policy may expose our business to new risks.
•We have concentrated our operations and, thus, are particularly exposed to the performance of our data centers located in Texas and changes in the regulatory environment, market conditions and natural disasters in Texas.
•We depend on third parties, including transmission and distribution utilities, grid operators, electric utility providers and manufacturers of certain critical and specialized equipment, and rely on components and raw materials that may be subject to price fluctuations or shortages.
•We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents or mechanical failures, which could severely disrupt the normal operation of our business and adversely affect our results of operations.
•If we or our third-party providers fail to protect our information technology systems, digital assets or confidential information, or experience cybersecurity incidents, our business, operating results, financial condition and reputation could be materially harmed.
•Our business and operating results historically have been highly dependent on bitcoin and the Bitcoin ecosystem, which are volatile and subject to risks beyond our control.
Risks Related to HPC
•Any potential use of emerging technologies like artificial intelligence could lead to unintended consequences and result in reputational harm and litigation.
•Regulatory developments surrounding AI may negatively impact our HPC data center operations.
•We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.
Risks Related to Regulatory Framework
•We may face electricity market risks relating to changes in laws, regulations and requirements of market operators, network operators and/or regulatory bodies, including with respect to interconnection of facilities of large electrical loads to the ERCOT grid, (for example, via a process that may batch multiple large load interconnection requests), grid stability, voltage ride-through, frequency ride-through and curtailment obligations.
•We are subject to environmental, health and safety laws and regulations, including applicable zoning, building-code and energy-efficiency standards and worker health and safety laws and regulations and any changes to them may materially adversely affect our brand, reputation, business, results of operations and financial position.
Risks Related to Our Indebtedness
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.
•We may not be able to generate sufficient cash to service all of our indebtedness and to fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
•Our debt agreements contain restrictions that will limit flexibility in operating our business.

v

PART I
Item 1. Business.
Unless the context otherwise requires, references in this Annual Report to the “Company,” “Cipher,” “Cipher Digital,” “we,” “us” or “our” refers to Cipher Digital Inc. and its consolidated subsidiaries, unless otherwise indicated.
Business Overview
We are dedicated to developing and operating industrial-scale data centers engineered for next-generation computing at the highest standards of innovation, precision, and excellence. Over the past several years, we have intentionally evolved from a pure-play bitcoin miner into a vertically integrated data center development and operations platform focused on energy-intensive compute infrastructure. Our vertical integration spans critical stages of the data center value chain, including land and power origination and interconnection, site development, data center design and construction, oversight and ongoing facility operations.
Fundamentally, we bring together construction, engineering, operations, power, real estate and technology expertise to deliver high quality, purpose-built data centers that meet tenants’ needs. Our in-house teams source and control industrial-scale sites with access to substantial electric power capacity, advance grid interconnection and substation development, and manage the design and construction of data center campuses. We also operate and maintain energy-intensive data center facilities, leveraging operational expertise developed through our employees’ extensive experience managing Tier III HPC data centers and large, flexible electrical loads. Against a backdrop of increasing demand for artificial intelligence (“AI”) technology and access to energized HPC data centers to meet consumers’ demands for such technology, we believe we play an important part of the AI economy and we expect to benefit from powerful, long-term growth drivers.
While bitcoin mining has been an important component of our business model in prior years, our strategy increasingly emphasizes the development of industrial-scale data centers that can be leased to hyperscalers and other HPC customers under long-term contracts, while retaining the flexibility to deploy bitcoin mining as an interim or complementary use of power.
On February 20, 2026, we changed our name to “Cipher Digital Inc.” Rebranding to “Cipher Digital” aligns with our corporate strategy to scale into a leading HPC data center developer and operator, as we leverage our existing site pipeline and source additional sites, partnering with premier tenants, and developing and operating industry-leading data centers purpose-built for HPC. Our goal is to monetize our power assets and manage capital efficiently through market cycles in order to align our infrastructure with the growing global demand for AI-driven compute capacity.
Data Center Portfolio
Our data center portfolio consists of 4.2 gigawatts (“GW”) of capacity across 10 sites, at various stages of interconnection. We are currently developing 600 megawatts (“MW”) of HPC data center facilities across two sites for hyperscaler tenants, and we currently operate approximately 207 MW of power at one bitcoin mining data center in Texas. We also maintain a pipeline of approximately 3.4 GW across seven sites in Texas and one additional site in Ohio.
We believe we have secured key HPC leases for our data centers and expect to continue to do so for the additional sites in our portfolio due to several key strengths and strategies. We believe we have a demonstrated ability to source high-quality sites suitable for HPC tenants, with characteristics like proximity to major metropolitan areas, ample acreage, diverse fiber routes, and available interconnection infrastructure. We have experienced in-house construction, engineering and operations teams and project management competencies. We have demonstrated an ability to access and manage capital in a disciplined manner.
A significant component of our current and future growth is expected to be generated through the development of our existing portfolio and acquisition of new sites. We are focused on developing the remaining sites in our pipeline for future HPC tenants, and evaluating additional sites, locations, and partnerships to expand our pipeline that are suitable for HPC tenants. From time to time, we may also look to sell individual assets that we do not consider to be core to our business and growth strategy. For further details on our pipeline of future sites that we expect to be suitable for HPC, see “—Site Pipeline.”

HPC Leases
In 2025, we entered into two leases with HPC tenants. As a result of these developments, our HPC-related contracts represent a significant portion of our expected future revenues. Additionally, we acquired two sites in 2025 that expanded our total development pipeline to approximately 3.4 GW of site capacity. The remainder of our portfolio of sites also continues to attract interest from potential HPC tenants and possible leasing opportunities.
Fluidstack/Google Data Center Lease
In the third quarter of 2025, through our wholly-owned subsidiary Cipher Barber Lake LLC (“Cipher Barber Lake”), we entered into long-term HPC leases with Fluidstack USA II Inc. (“Fluidstack”) to construct a data center at our Barber Lake site (“Barber Lake” or the “Barber Lake Facility”), located near Colorado City, Texas, supported by a lease recognition agreement, pursuant to which Google LLC (“Google”) has agreed to backstop certain obligations of Fluidstack under our HPC leases with Fluidstack.
The Barber Lake Facility is being constructed on 250 acres of land owned by Cipher Barber Lake, and will have a gross capacity of 300 MW. 244 MW of gross capacity will be allocated to Fluidstack in Barber Lake Phase I, and the remaining 56 MW will be allocated to Fluidstack in Barber Lake Phase II. Cipher Barber Lake has received approvals for 300 MW of interconnection without any restrictions on the load profile and has entered into agreements necessary to participate in the Electric Reliability Council of Texas (“ERCOT”) market.
Cipher Barber Lake is targeting delivery of Barber Lake Phase I by September 30, 2026, and of Barber Lake Phase II by January 31, 2027. Construction commenced in 2025 and is proceeding under a structured delivery framework emphasizing off-site manufacturing, modular construction, and early procurement of long-lead equipment.
Amazon Data Center Lease

In October 2025, through our wholly-owned subsidiary Cipher Black Pearl LLC (“Cipher Black Pearl”), we entered into a 15-year lease agreement with Amazon Web Services, Inc. (“Amazon”) to deliver approximately 300 gross MW of turnkey data center capacity at the site (“Black Pearl” or the “Black Pearl Facility”), with phased delivery expected to commence in 2026.
The Black Pearl Facility is being constructed on approximately 75 acres of land owned by a wholly-owned Cipher subsidiary near Wink, Texas. The Black Pearl Facility has received approvals for 300 MW of interconnection and has entered into agreements necessary to participate in the ERCOT market.
Cipher Black Pearl is targeting rent commencement for the initial subphase of Black Pearl Phase I by the fourth quarter of 2026 and the initial subphase for Black Pearl Phase II by the first quarter of 2027. Rent for the lease is expected to fully ramp by the first quarter of 2027 upon completion of the final subphase. The retrofit and development of the 300 MW data center commenced in 2025 and is proceeding under a structured delivery framework emphasizing off-site manufacturing, modular construction, and early procurement of long-lead equipment.
Site Pipeline
Below we discuss our pipeline of sites, totaling 3.4 GW of capacity, that we anticipate energizing between 2026 and 2030.
Colchis Site
In November 2025, we purchased a majority interest in a joint venture entity to develop a new HPC site in West Texas capable of providing 1-GW, referred to as Colchis (the “Colchis Site”), under which we expect to hold a majority equity interest subject to final lease and development terms. The Colchis Site includes a fully executed direct interconnection agreement with American Electric Power (“AEP”) for a dual interconnection facility targeting energization in 2028 and options to buy approximately 620 acres of land adjacent to an existing substation.
Ulysses Site
In December 2025, we acquired a 200 MW data center site in Ohio, referred to as Ulysses (the “Ulysses Site”). The acquisition secured capacity from AEP Ohio to support development of the site. In a separate transaction, we acquired land options to purchase approximately 195 acres of land at the site. The Ulysses Site is expected to energize in the fourth quarter of 2027 and, once energized, will provide us with direct access to PJM Interconnection L.L.C., the largest wholesale electricity market in the United States. The site is well-suited for HPC applications given its acreage, expected energization timeline, availability of diverse fiber paths, and proximity to a major metropolitan area. The Ulysses Site represents our first acquisition outside of Texas and expands our development pipeline to approximately 3.4 GW across eight sites, reflecting our strategy to diversify geographically and source power-advantaged sites capable of supporting industrial-scale, turnkey HPC data center deployments.
Stingray Site
Our Stingray site (the “Stingray Site”) is located in West Texas. The Stingray Site has conditional ERCOT interconnection approval of up to 100 MW. We expect to energize the site in the first half of 2026.
Reveille Site
Our Reveille site (“Reveille” or the “Reveille Site”) is located in Cotulla, Texas. The Reveille Site has ERCOT interconnection approval of up to 70 MW, with the possibility for expansion. We expect to energize the site in 2027.
McLennan Site
In October 2024, we entered into an option agreement to acquire a special purposes entity holding the rights to purchase a site, referred to as McLennan (the “McLennan Site”), located in central Texas. The McLennan Site has targeted capacity of up to 500 MW and estimated energization in 2028. In February 2026, we exercised the option to acquire the special purpose entity holding the right to purchase the McLennan Site, and acquired such rights. We are also currently in the process of exercising such rights to purchase the McLennan Site.
Mikeska Site
In October 2024, we entered into an option agreement to acquire a special purposes entity holding a ground lease with an option to purchase a site, referred to as Mikeska (the “Mikeska Site”), located in West Texas. The Mikeska Site has targeted capacity of up to 500 MW and estimated energization in 2028. In February 2026, we exercised the option to acquire the special purpose entity holding the ground lease with an option to purchase the Mikeska Site, and acquired such rights.
Milsing Site
In October 2024, we entered into an option agreement to acquire a special purposes entity holding the rights to purchase a site, referred to as Milsing (the “Milsing Site”), located in East Texas. The Milsing Site has targeted capacity of up to 500 MW and estimated energization between 2028 and 2029. In December 2025, we exercised the option to acquire the special purpose entity holding the right to purchase the Milsing Site and acquired such rights.

Bitcoin Mining Operations
Odessa Facility
Our Odessa data center (the “Odessa Facility”) is our wholly-owned 207 MW facility located in Odessa, Texas. The Odessa Facility is an approximately 52 acre site, located next to a natural gas power production facility. We began bitcoin mining operations on this site in November 2022 and completed the build out of the site in September 2023.
The power at the Odessa Facility is supplied by Luminant ET Services Company LLC (“Luminant”) under a power purchase agreement, pursuant to which we have access, until at least July 2027, to electricity at a cost of approximately 2.7 c/kWh, subject to certain increases related to certain tariffs, price increased in October 2025 to 2.8 c/kWh. For further details on our power purchase agreement with Luminant, see “—Business Agreements—Luminant Power Agreement.”
The Odessa Facility may also be suitable for retrofitting for HPC tenants.
Black Pearl Facility
Our Black Pearl data center is our wholly-owned 300 MW facility located in Wink, Texas. We commenced mining bitcoin at the Black Pearl data center in June 2025 and ramped up to 150 MW of capacity by September 2025. In November 2025, we entered into a 15-year lease agreement with Amazon to deliver approximately 300 MW of turnkey data center capacity at the site, with phased delivery expected to commence in 2026. As a result, in February 2026 bitcoin mining operations ceased at the Black Pearl Facility.
WindHQ Joint Venture (“JV”) Sites
From 2022 through February 2026, we had 49% equity interests in three 40 MW bitcoin mining data centers, each of which was partially-owned through a joint venture with WindHQ LLC (“WindHQ”); the Alborz data center (the “Alborz Facility”), the Bear data center (the “Bear Facility”), and the Chief data center (the “Chief Facility”). We had a 49% membership interest in Alborz LLC, which owns the Alborz Facility, a 49% membership interest in Bear LLC, which owns the Bear Facility, and a 49% membership interest in Chief Mountain LLC, which owns the Chief Facility. On February 19, 2026, we sold our 49% interests in our WindHQ JV sites to Canaan U.S. Inc.
Data Center Sourcing, Development and Operation
Our core business model is centered on sourcing, designing, constructing, and operating data centers in power-advantaged locations. As demand for electricity-intensive AI and HPC infrastructure has accelerated, we have expanded our focus to include turnkey data center campuses capable of supporting hyperscaler requirements, including high power density, advanced cooling, redundancy, and long-term scalability. We believe this process and our team’s expertise are key to our operational success and maintaining our competitiveness. Our team conducts a rigorous process of sourcing, technical design, construction and operations, procurement and supply chain management.
Power Origination and Control
Our team takes a power-first approach to sourcing sites, and our power origination process is informed by experience and strong industry relationships that offer insight into sourcing attractive sites that will meet our high standards. In addition to required power capacity, we consider other important requirements for HPC operations, such as energization timing, access to fiber connectivity and water resources, size, regulatory approvals, location, anticipated power costs and other factors in evaluating potential sites.
Our team begins sourcing potential sites up to a few years in advance of planned development. We source new data center locations by acquiring options to purchase, purchasing or leasing property that we can develop for use as data center facilities. Our site origination process involves identifying sites with viable grid interconnection potential and advancing them through the applicable interconnection queue through energization. We also develop the requisite electrical infrastructure to support data center operations and evaluate opportunities for behind-the-meter generation where appropriate. Site acquisition typically involves securing necessary site improvements and addressing potential development constraints to support construction and long-term operational viability. We also evaluate alternative water sourcing solutions, in particular for sites located in regions experiencing high baseline water stress, which may expose us to risks related to water scarcity, increased water costs, or regulatory constraints on water consumption. We also further assess opportunities to convert existing facilities for our data center operations or to acquire data centers from other companies.
Based on our experience, we believe there is significant competition for power capacity and energized facilities, in part due to limited availability and significant interconnection queue backlogs, and that such competition will continue for the foreseeable future.
Hyperscale-Ready Design, Engineering and Construction
After procuring a site, we design and, through cooperation with developers, contractors, and suppliers, build out a facility that meets specific design and technical requirements. The design, engineering and construction approach considers a range of requirements and site characteristics, including power and water capacity, redundancy, power density, cooling, rack configuration and other technical specifications. We believe our team’s industry experience and design process serve as a foundation for ensuring our data centers meet the highest standards for operational efficiency and safety.

In addition to managing engineering and design work, our in-house team oversees construction project management, including vendor selection, procurement, budgeting, quality supervision, and more. We believe that these elements are important to ensure the project is completed on time, within budget, and to specific quality standards. We have also secured key purchasing agreements and developed relationships with major equipment manufacturers, reducing costs and shortening delivery timeframes on key components, including major mechanical and electrical equipment. We have also secured a key partnership with Quanta Services, Inc. (NYSE:PWR), a key engineering, construction and procurement partner for our development of sites like Black Pearl and Barber Lake.

Operational Excellence
Our data center operations team manages the daily operation of our data center facilities. Our team’s extensive industry experience and commitment to operational excellence help us meet our goal of safely operating data centers at the highest standards. In 2024, the Odessa Facility was the first bitcoin mining data center awarded the Management and Operations, or M&O, Stamp of Approval award from the Uptime Institute, an independent organization focused on improving the performance, efficiency, and reliability of business-critical infrastructure that has established standards and performance certifications for data center design and construction.
Our team oversees all aspects of our data center’s operations, which include data center performance, operating data centers pursuant to strict service level agreements for our gross modified HPC leases, miner performance at our bitcoin mining operations, network performance and incident response management.
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
Capital Discipline
We seek to maintain a disciplined approach to capital allocation and financing to support scalable growth while managing balance sheet risk and preserving financial flexibility. Our development model has focused on using project-level financing arrangements, non-recourse where possible, together with long-term lease structures, to fund the construction and operation of our data center assets. These structures are intended to align capital investment with asset-level cash flows and reduce reliance on corporate leverage.
We typically pursue structuring projects with phased development, non-recourse or limited-recourse debt, to reduce downside risk and enhance return visibility while maintaining control over critical development and operational decisions. Long-term leases with high-quality counterparties further support financing by improving cash flow visibility and credit quality at the project level. Management’s emphasis on disciplined deployment of capital and forecasting future capital needs ensures that capital is deployed selectively and efficiently across market environments, reinforcing our ability to grow responsibly and sustain long-term value creation.
We believe this approach to capital discipline provides flexibility across market cycles, isolates project-specific construction risks, supports the efficient deployment of capital, and allows us to pursue growth opportunities while preserving liquidity and maintaining a prudent financial profile.
Revenue Structure
Bitcoin Mining Business
Through the end of 2025, our revenue has been derived from mining bitcoin. Specifically, at our bitcoin mining data centers we purchase electrical power and use it to run miners that produce computing power. We contribute the computing power we produce to one or more mining pools confirming transactions on the Bitcoin blockchain in exchange for block rewards and transaction fees. This means that we provide our computing power, or hashrate, to the mining pool in exchange for a proportionate share of bitcoin mined by the network. To the extent that we can produce bitcoin through mining at a cost that is lower than the market price of bitcoin, we expect to generate profits.
Block rewards are subsidies paid in bitcoin that are programmed into the Bitcoin software and awarded to a miner, or a group of miners, for providing a valid solution to the cryptographic problem required to publish a new block of transactions on the Bitcoin blockchain. Block rewards are fixed in the short term and the Bitcoin network is designed to reduce them periodically through halving. Most recently, in April 2024, the block reward was reduced from 6.25 to 3.125 bitcoin, and it will halve again, to 1.5625 bitcoin, which is estimated to occur in April 2028.
Bitcoin miners also collect transaction fees for each transaction they confirm. Miners batch unconfirmed transactions into new blocks to be published and added to the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. Miners have historically accepted relatively low transaction fees, but transaction fees vary and it is difficult to predict what transaction fees will be in the future.
We have a portfolio of electrical power assets that was developed to allow us to profitably mine bitcoin. We purchase a majority of the power for our currently operational bitcoin mining data centers at a fixed cost. To the extent that we do not use purchased electrical power to mine bitcoin, we seek to sell that electrical power back to the wholesale power market. To the extent we can sell such surplus power at a price greater than our cost to purchase it, we expect to generate profits. If we are curtailed by our power provider, we may purchase power from the electrical grid.
Business Agreements
HPC Leases
In 2025, we executed HPC leases with Fluidstack and Amazon, which represent a significant portion of our expected future revenues. For more information, see “—HPC Leases.”
Luminant Power Agreement
In June 2021, we entered into a power purchase agreement with Luminant for the supply of electric power to the Odessa Facility, which was subsequently amended and restated, most recently on August 23, 2023 (as amended, the “Luminant Power Agreement”), pursuant to which we have access, until at least July 2027, to a cost of electricity of approximately 2.7 c/kWh, subject to certain increases related to certain tariffs, price increased in October 2025 to 2.8 c/kWh. The Luminant Power Agreement provides for a take or pay arrangement, whereby, Luminant will supply, and we are obligated to accept and pay for, a total electrical power capacity equal to at least 66.7% of the full 207 MW capacity each year at a predetermined MWh rate. The agreement also provides for certain curtailment events pursuant to which Luminant has a right to curtail the electrical power delivered in each contractual year. Subject to certain early termination exceptions, the agreement provides for a subsequent automatic annual renewal, unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of the then-current term.
Our Strengths
We believe we have the following strengths that give us a competitive advantage in the data center development and operations business, and position us as a preferred partner for hyperscalers seeking new capacity in power-constrained markets.
Power-first site sourcing approach in a competitive landscape
We have demonstrated industry-leading expertise in originating and securing industrial-scale, greenfield data center sites with attractive power economics and take a power-first approach to site origination. We focus on locations with access to power and fiber, scalable interconnection, ample acreage, and favorable long-term development characteristics. To date, we have sourced approximately 4.2 GW of power capacity at various stages of interconnection by engaging early with landowners, utilities, and grid operators and securing site control and interconnection in advance of demand.
We have secured a valuable pipeline of best-in-class sites by leveraging our industry expertise, strategic partnerships, and a disciplined, power-first approach to identifying high-value locations for HPC tenants. See “— Data Center Sourcing, Development and Operation—Power Origination and Control.” We believe demands for data center infrastructure have increased substantially, and that the data center industry is poised for continued significant growth, driven by rapid adoption of digital technologies across all sectors. Simultaneously, we believe this continued growth occurs in the face of a power shortfall, which we believe makes our valuable portfolio of data center sites and our ability to continue sourcing and developing sites a key strategic advantage in a competitive landscape.
Deep experience in hyperscale development
Our development and construction team brings significant experience building and operating hyperscale data centers, including prior leadership roles at leading global technology and infrastructure firms. The team has demonstrated the ability to take industrial-scale sites from initial concept and permitting through construction and energization on time and at scale.
Our execution capability, combined with disciplined capital management, technical credibility, and a proven ability to deliver in power-constrained environments, has enabled us to build relationships with leading hyperscalers, infrastructure investors, utilities, and financing partners.

Operational excellence led by experienced leadership team
Our leadership team brings deep experience in construction, operations, capital allocation, capital markets, real estate, and technology. Our construction and operations teams in particular have extensive HPC data center delivery experience, via their roles at hyperscalers prior to joining Cipher. We believe that our senior management team’s knowledge of such industries provides us with a key competitive advantage.
Under this leadership, we operate industrial-scale data centers engineered for high reliability, efficiency, and performance. Our operating model emphasizes disciplined processes, data-driven decision-making, and continuous optimization, with teams experienced in managing infrastructure under demanding conditions across both bitcoin mining and HPC workloads. Management’s ability to manage our portfolio is supported by our dedicated asset management function, which provides centralized oversight of our portfolio of data center development projects and operating facilities. Such function facilitates cross-functional coordination across the company and supports management’s ability to anticipate and respond to portfolio-level challenges, thereby enabling timely operational and capital allocation decision-making.
We believe management’s proven track record of execution, combined with operational rigor and a long-term, cycle-aware strategy, underpins our strong unit economics and ability to monetize power assets effectively across market cycles. Further, a significant portion of compensation for our senior management team, as well as our employees, is in the form of common stock of our Company, aligning their interests with those of external stockholders.
Strong balance sheet with disciplined capital management
We actively manage our balance sheet to support ongoing operations and development while maintaining flexibility to finance large projects and manage downside risk. Management has demonstrated discipline in capital allocation by investing through various market cycles, structuring project-level financing, accessing capital markets, and preserving liquidity. We believe this financial posture supports our ability to fund growth, withstand volatility, and pursue opportunistic investments without compromising long-term stability.
Our Strategy
Our strategy involves:
•Leveraging our power-first site sourcing to address the growing power shortfall facing hyperscalers
•Developing and constructing industrial-scale, turnkey HPC data centers
•Building relationships with credit-worthy tenants and negotiating economically-attractive long-term leases
•Sourcing efficient capital for the development and construction of HPC-ready data centers
•Maintaining cost leadership, operational excellence, and balance sheet discipline through market cycles
•Expanding our portfolio through strategic acquisitions to enhance our development pipeline and increasing capacity at existing sites through on-site power generation or additional grid interconnection
We believe this strategy positions us at the intersection of energy, digital infrastructure, and compute, with a differentiated platform to service demand for industrial-scale data center capacity.
Developing industrial-scale, turnkey HPC data centers with long-term leasing potential
We focus on developing industrial-scale, turnkey data center sites designed to support HPC workloads under long-term contracted lease structures. We have had significant interest in the sites in our pipeline, and we have established robust internal guidelines for reviewing and approving lease transactions, which we believe will drive attractive risk-adjusted returns. Sites are planned with ample acreage, modular layouts, and infrastructure designs that support phased construction, enabling capacity to be delivered in alignment with tenant demand while preserving flexibility for future expansion.
Our development model allows us to maintain control over schedule, cost, and the technical specifications required by our tenants. This approach supports long-duration leasing opportunities with hyperscalers and enhances financeability by enabling project-level debt and joint venture structures. As a result, our campuses are well-suited to support long-term contracted cash flows while maintaining optionality over the life of the asset.

Prudent allocation of capital to operate and expand our business
Our disciplined capital allocation has helped us limit corporate balance sheet risk, preserve liquidity, and ensure that our expansion is aligned with attractive risk-adjusted return thresholds. We maintain a focus on moderate consolidated leverage and seek to create long-term shareholder value by prioritizing strategies that we expect will generate strong returns on equity.
As Cipher transitioned from a development-stage company to an operating platform with energized facilities, contracted power, and growing cash flow visibility, our capital strategy evolved accordingly. In addition, the Company’s ability to partner with large, creditworthy counterparties, including hyperscale and investment-grade customers, has enhanced the overall credit profile of our projects and improved access to debt and structured financing solutions. As a result, we have increasingly incorporated project-level financing structures that better align the duration and risk profile of our assets with our sources of capital, and structured such financing as non-recourse where possible. This evolution has been intentional and disciplined, with a focus on reducing dilution, lowering our cost of capital, and maintaining balance sheet flexibility across market cycles. We expect to continue to evaluate a range of financing alternatives as the Company grows, including equity, debt, joint ventures, and asset-level financing, consistent with our objective of supporting long-term shareholder value.
We have developed expertise in sourcing, financing, and executing data center investment opportunities. In particular, we have been able to identify sites in certain markets that had not yet seen significant hyperscale data center development, such as West Texas, where we could secure land and site control on more favorable terms than in more established data center markets. Our investment process emphasizes a collaborative and disciplined approach to deal analysis, risk management, and capital allocation, with a focus on factors such as underlying market fundamentals, access to power and fiber infrastructure, and the applicable regulatory and permitting environment.
The specialized nature of data center assets can present underwriting complexities that differ from more traditional real estate investments, which may limit participation by certain investors. We believe that our experience and focus in this area allow us to evaluate and pursue opportunities where competitive dynamics may differ from other property types. As a result, we believe this approach may support the generation of attractive risk-adjusted returns over time, although no assurance can be given that such returns will be achieved.
In 2025, we raised approximately $3.2 billion of gross proceeds through convertible notes offerings and senior secured notes offerings. We endeavor to maintain financial flexibility while using our liquidity and access to capital to support operations, acquisitions, investments, developing data centers for current and future tenants, and expanding our site pipeline, which are important sources of our growth.
Operational scale, experience, and industry engagement
We actively manage our sites to maximize cash flow and control costs by leveraging our scale to drive operating efficiencies. The Company’s operating history in developing, constructing, and operating data centers, together with the depth of experience of our management team and personnel, many of whom have spent years building and operating industrial-scale data center and digital infrastructure assets, supports consistent execution across our portfolio. We believe this experience, combined with our established industry relationships, provides us with a differentiated perspective to identify and evaluate emerging secular trends relevant to digital infrastructure and data center development.
We focus our industry relationship efforts on innovative and best-in-class counterparties to ensure we incorporate best practices across the data center ecosystem as well as anticipate trends. Our industry collaboration includes engagements with industry associations, technology service providers, telecommunications providers, systems integrators, power management firms, and companies across multiple end-market segments, including manufacturing, transportation and logistics, financial services, and digital media. We believe these relationships inform our investment decisions, support the delivery of differentiated solutions for tenants, and contribute to long-term growth and returns for stockholders.
Expanding the development pipeline through partnerships, joint ventures, and strategic acquisitions
We have actively expanded our development pipeline through a combination of strategic partnerships, joint ventures, and targeted acquisitions. We leverage our sourcing expertise, execution track record, and balance sheet strength to partner with utilities, landowners, infrastructure investors, and hyperscalers to originate and scale new opportunities efficiently.

Joint venture structures allow us to share development risk, optimize capital deployment, and align incentives with long-term partners, while strategic acquisitions provide opportunities to secure power, land, or interconnection capacity that may be difficult to replicate organically. Using both enables us to grow our pipeline in a disciplined manner, maintaining control over asset quality and development standards while scaling our platform to meet increasing demand for power-secure data center capacity.
Competition
We define our principal competitors as other data center developers, HPC infrastructure providers and publicly traded bitcoin miners that have diversified into the HPC services industry.
The HPC services industry is rapidly evolving and new competitors or incumbent traditional data center operators and cloud services providers could enter the market and affect our competitiveness in any HPC services we offer.
Several companies compete in this industry, including: CoreWeave, Digital Realty, Equinix, Vantage Data Centers and Aligned Data Centers.
Recently, several of our competitors in the bitcoin mining business have expanded their operations to include HPC services and have signed leases with hyperscalers and HPC tenants, including: Hut 8 Corp., IREN Limited, TeraWulf Inc., Core Scientific, Inc., and Applied Digital Corporation.

Other bitcoin and digital asset mining companies may make similar strategic decisions to diversify into the HPC and AI services segment.
Though we are transitioning away from the bitcoin mining business, we have previously defined our principal competitors as other publicly traded bitcoin miners because there is widely available information about their operations.
We also face competition over scarce resources, such as power. The majority of our data centers are currently located in Texas, and we may face significant and increasing competition, because Texas is an attractive market for sourcing power for industrial-scale data centers. Our two leased sites and our pipeline of sites are primarily located in Texas, as well, which is also an attractive market for locating HPC data centers. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We have concentrated our operations and, thus, are particularly exposed to the performance of our data centers located in Texas and changes in the regulatory environment, market conditions and natural disasters in Texas.”
Government Regulation
We are committed to maintaining a proactive and adaptive approach to regulatory compliance. We monitor legislative and regulatory developments and seek expert advice as appropriate to ensure our business practices align with the evolving legal and regulatory framework. Despite uncertainties posed by a changing regulatory landscape, we remain committed to maintaining innovative and responsible business practices in markets pertaining to data center developers and operators for HPC tenants.
We operate in a complex and rapidly evolving regulatory environment and we are subject to a wide range of laws and regulations enacted by U.S. federal, state and local governments, governmental agencies and regulatory authorities, including the SEC, the Commodity Futures Trading Commission (“CFTC”), the Federal Trade Commission (the “FTC”) and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”), as well as similar entities in other countries.
The primary legislative efforts that affect us as a data center operator in an energy-intensive industry like HPC have been those on the state level, particularly in Texas where our operations are most concentrated. Recently, there have been several legislative and regulatory efforts to manage power consumption and support grid reliability, which affect our business as an operator of industrial-scale data centers. In 2025, the Texas legislature enacted legislation, Senate Bill 6 (“SB 6”), to support ERCOT’s grid reliability by proposing minimum transmission rates on certain large loads and removing phantom loads from its interconnection queue to enhance accuracy of actual future load growth. SB 6 requires the Public Utility Commission of Texas (the “PUCT”) and ERCOT to create new processes and impose new requirements for the interconnection of facilities with large electrical loads of at least 75 MWs to the ERCOT system. SB 6 also requires security type payments as part of the initial interconnection request, and creates a new approval that is required for co-location of generation with large loads.

In addition, ERCOT has amended and continues to evaluate its processes for interconnection of large electrical loads to the ERCOT grid. In December 2025, ERCOT announced amendments to the approval process for large load interconnection requests and is designing and implementing a process that may batch multiple large load interconnection requests together to evaluate system impacts on a portfolio basis for purposes of transmission planning. These developments, along with potential requirements relating to grid stability, voltage ride-through, frequency ride-through and curtailment obligations, could increase costs, delay project timelines, or impose additional operational constraints. In 2024, the PUCT also required operators of large virtual currency mining operations connected to register their facilities with the PUCT.
Other regulatory bodies, governmental or semi-governmental, have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency businesses. As the regulatory and legal environment evolves, we may become subject to new laws and further regulation by the SEC, the CFTC, other federal agencies and state and local governments, which may affect our mining and other activities. For example, relevant to our bitcoin mining operations, on January 23, 2025, the Trump Administration signed an executive order titled “Strengthening American Leadership in Digital Financial Technology,” which established an interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this executive order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration’s "pro-innovation mindset toward digital assets and blockchain technologies." In particular, the report recommends that Congress enact legislation regarding self-custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others. The establishment of this working group within the National Economic Council could lead to significant changes in market structure, oversight, consumer protection, and risk management. The evolving regulatory environment may pose challenges to our operations, particularly if new regulations introduce additional compliance costs or restrict certain activities. Additionally, various bills have been proposed in the U.S. Congress related to our business, which may be adopted and have an impact on us, and governmental agencies and regulatory authorities, such as the SEC, the CFTC, the FTC and FinCEN, may also enact regulations related to our business, which may have an impact on us.
The regulatory landscape surrounding HPC is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may affect our business and operations in ways that are difficult to predict. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors—Risks Related to Our Business—Operating HPC data centers is energy-intensive, which may have a negative environmental impact. Changing environmental regulation and public energy policy may expose our business to new risks.” and “Risk Factors—Risks Related to HPC—Regulatory developments surrounding AI may negatively impact our HPC data center operations.”
Intellectual Property
We use specific hardware and software for our data center operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.
In addition, we have developed and continue to refine certain proprietary trade secrets and software applications to enhance the profitability and operational effectiveness of our data center operations and may continue to develop those applications or others in the future. We hold four granted United States patents and one issued patent in Taiwan. Our granted patents are expected to expire between July 2043 and July 2044, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Additionally, we have pending U.S. and foreign patent applications for our proprietary technology used in our data center operations. We rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and license the use of intellectual property rights owned and controlled by others.
Insurance
We maintain insurance coverage for our properties and development projects that we believe is appropriate given the nature of the assets and their stage of development or operation. Our coverage includes, among other types, property insurance, builders’ risk, commercial general liability, and business interruption insurance, as well as other customary policies for comparable assets. Our insurance program is placed with third-party commercial insurers and structured with the assistance of professional insurance brokers.
The types and levels of coverage may vary by property and project and are periodically evaluated and adjusted as projects progress and business needs evolve. We believe our insurance program is aligned with prevailing industry standards and market practices for comparable assets and similar companies and reflects a risk management approach appropriate for our portfolio; however, certain risks may be uninsured or underinsured, and insurance may not be available on commercially reasonable terms or in amounts sufficient to cover all losses.
Human Capital Management
As of the date of this filing, we have 66 full-time employees, including officers. We aim to attract and retain talented and dedicated employees who contribute to the execution of our business model. To support this objective, we have recruited employees with experience and expertise in data center construction and operations, power procurement, asset management, compliance, real estate, finance, capital markets, human resources, data science, computer science, and logistics.
We aim to foster a culture of ownership across all areas of our business. Our compensation and benefits philosophy is designed to retain high-performing employees and attract new talent.
To support these goals, and to help our employees maintain healthy, balanced lives, while meeting their financial and retirement objectives, we offer market-competitive compensation and a comprehensive benefits package. This includes healthcare coverage, vacation benefits, parental leave, a 401(k) company match, an incentive award plan, a fitness reimbursement program, commuter benefits and other employee-focused programs and resources.
Seasonality
With respect to our bitcoin mining operations, our annual and quarterly operating results have the potential to be significantly affected by seasonality related to weather and the related energy commodity price volatility. The price of electric power typically peaks during the winter and summer months, and more generally during extreme weather events, which can potentially impact our results. Additionally, extreme weather conditions may affect the efficiency and uptime of our mining operations which will have an impact on operating results. As we expect a greater percentage of our revenue to be comprised of lease payments from hyperscaler tenants in future years, we expect seasonality to play a lesser role on our results of operations.
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
On February 20, 2026, we filed an amended and restated charter amending our name to “Cipher Digital Inc.”
Our principal executive office is located at 1 Vanderbilt Avenue, Floor 54, New York, NY 10017, and our telephone number is (332) 262-2300.
Available Information
Our website address is www.cipherdigital.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
Investors and others should note that the Company announces material financial and operational information to its investors using press releases, SEC filings and public conference calls and webcasts, as well as its investor relations site at investors.cipherdigital.com. The Company may also use its website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” option under the Investor Resources tab on investors.cipherdigital.com.
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
Unless the context otherwise requires, references in this Annual Report to the “Company,” “Cipher,” “Cipher Digital,” “we,” “us” or “our” refers to Cipher Digital Inc. and its consolidated subsidiaries, unless otherwise indicated.
Risks Related to Our Business, Industry and Operations
If we are unable to complete the construction of our HPC data centers in a timely manner or within our anticipated cost estimates, it could have a material adverse effect on our business, results of operations, liquidity and our ability to make payments on our outstanding indebtedness.
Our business depends upon the construction of data centers for our HPC tenants. Until we complete construction of those data centers, we will not realize the full amount of projected revenue from such leases. We cannot guarantee we will complete construction of all or any portion of the Barber Lake Facility, the Black Pearl Facility, or any future strategic growth initiatives on time or within our cost estimates, if at all, due in part to the ongoing challenges to the global supply chain, the implementation of new tariffs and more restrictive trade policies, increased inflation and changing conditions within the United States labor market.
Under certain circumstances, our lessees will have the right to terminate the lease if there are significant delays in the completion of construction, subject to extension for force majeure events and certain tenant delays. If we experience delays in the construction process or are unable to complete construction within our anticipated costs estimates, we may not generate sufficient revenues to fund our liquidity needs, including payment of principal and interest on the notes.
Development and construction delays, cost overruns, changes in market circumstances, environmental or community constraints, and other factors may have a material adverse effect on our operations, expansion plans, financial position and financial performance.
We will continue to review our expansion plans in light of evolving market conditions. Any such delays, and any failure to execute the construction of our data centers, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our business is exposed to construction risks.
Construction of our HPC data centers exposes us to significant construction risks, including risks related to: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part, of inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics, epidemics, and other health risks; unanticipated environmental issues and geological problems; delays related to permitting and approvals to commence operations from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments made in connection with such expansion. Should any of the foregoing risks materialize or should any of our assumptions concerning the timing of construction or the availability of supplies and labor, our estimates of the total construction cost for our HPC data centers may be inaccurate and total construction costs may exceed our budget. Further, although we will provide completion guarantees of the construction, there can be no assurance that we will have sufficient funds to meet our obligations under such guarantees if we are unable to complete construction of the HPC data centers within our current anticipated cost estimates. All construction-related projects depend on the skills, experience, and attentiveness of our personnel throughout the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial difficulties or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
If we are unable to overcome these risks and additional pressures to complete our HPC construction projects in a timely manner, if at all, we may not realize their anticipated benefits, and our business and financial condition may be materially impacted.
Our tenants’ guarantees and other backstop arrangements under our HPC leases will only be effective after rent commencement under such leases and are subject to certain limitations, like event of default triggers or caps.
Our tenants’ guarantees of their obligations under the HPC leases are only effective following the rent commencement date of such lease and are subject to certain limitations, like event of default triggers or caps on liability. If the leases do not commence as of their targeted rent commencement date, then the guarantee under such lease will not become effective until the completion of the HPC data center. If completion of the data centers are delayed, our tenants may have the right to terminate their lease. Such termination events would not trigger the tenants’ guarantee either. While we believe they are unlikely to occur, there are other events of default or termination events that may result in the termination of the HPC leases without triggering a tenant guarantee. In addition, if we have a disagreement with our tenants about whether their guarantee has been triggered, there can be no assurance that they will honor their guarantee in a timely manner or at all. If a guarantee has been triggered, they are subject to certain caps on such guarantor’s liability, which may limit the amount of tenant’s obligations that are guaranteed.
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
Our business depends upon the demand for data centers.
We are in the business of owning, acquiring, developing and operating data centers. A reduction in the demand for data center space, power or connectivity could have an adverse effect on our business and financial condition. Our substantial development activities make us susceptible to adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key tenants. Our financial condition, results of operations, cash flow, cash available to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.
Constructing data centers for HPC hosting requires significant capital expenditures, and we may be unable to secure capital or financing for our construction efforts to develop data centers for HPC hosting.
Constructing data center facilities for HPC hosting requires significant capital expenditures, and we anticipate that future strategic growth initiatives will likewise continue to be capital-intensive. We expect to fund these through our capital raising efforts and raise additional capital to fund other future strategic growth initiatives; however, we may not be able to secure sufficient capital or financing on favorable terms, or meet the obligations of the financing we have secured. If we are unable to fund our construction efforts with respect to HPC hosting facilities, the completion of such projects may be delayed, our ability to collect any potential revenue or to otherwise monetize such facilities may be compromised and we may be less competitive in our industry, which could have a material adverse impact on our business, results of operations and financial condition, including our expansion strategy, our ability to generate significant or any revenue from an HPC hosting business and on the market price for our securities. See also “— Risks Related to Our Indebtedness — We may need to raise additional capital, which may not be available on terms acceptable to us, or at all.”

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
Any power outages, shortages, capacity constraints, limits on access or significant increases in the cost of power may have an adverse effect on our business and our results of operations. Any such limitations may have a negative impact on a given data center and may limit our ability to grow our business which could negatively affect our financial performance and results of operations. Furthermore, the inability to supply tenants with power for any reason could harm our relationships as well as cause reputational harm.
Our HPC data centers require access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites in new or existing markets. Utility companies and other third-party power providers may impose onerous operating conditions to any approval or provision of power or we may experience significant delays, unfavorable contractual terms, and substantial increased costs to provide the level of electrical service required by our current or future data center designs. Our ability to find reliable partners and appropriate sites for expansion may also be limited by access to power, especially as we design our data centers to the specifications of hyperscaler tenants operating data centers for HPC technology, which is power-intensive, and further prepare to serve the power demands in the future.
We rely on third parties, third party infrastructure, governments, and global supplies to provide a sufficient amount of power to maintain our HPC data center operations to meet the needs of our current and future HPC hosting and colocation tenants. Any limitation on the delivered energy supply could limit our ability to operate our HPC data centers. These limitations could have a negative impact on our financial performance and results of operations. Each new HPC data center requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites or existing markets. Utility companies may impose onerous operating conditions to any approval or provision of power or we may experience significant delays and substantial increased costs to provide the level of electrical service required by our current or future data center designs.
Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
Our business depends on providing tenants with highly reliable services, including with respect to physical security, cybersecurity, and maintenance of environmental conditions. We may fail to provide such services because our operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism.
We also have service level commitment obligations to certain tenants. As a result, service interruptions or significant equipment damage in our HPC data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. A failure to meet these or other commitments or equipment damage in our data centers could subject us to contractual liability. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future

We depend on tenants for our HPC data centers.
Many factors, including global and domestic economic conditions, may cause current HPC data center tenants like Amazon, Fluidstack or future tenants to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render our HPC data center tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If a tenant defaults or fails to make timely rent or other payments (notwithstanding the Google Backstop with respect to the Fluidstack Lease), we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.
If a tenant becomes a debtor in a case under Title 11 of the United States Code, as amended, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its contracts with us. Our claim against the tenant for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue could be materially adversely affected if a significant tenant were to become bankrupt or insolvent, suffer a downturn in its businesses, fail to renew its contract or renew on terms less favorable to us than its current terms.
Our business has significant tenant concentration.
To date, our data centers are single-tenant properties, and we expect future tenants at other sites in our pipeline to also want to be the only tenant at those sites. If we were to lose one or more of our customers, including by defaulting on one of our leases with Amazon or Fluidstack/Google), such loss could have a material adverse effect on our business, financial conditions and results of operations.
We expect demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The anticipated concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. In the event that any of our future customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results.
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
We may also develop space specifically for HPC data center tenants pursuant to agreements signed prior to beginning or early in the development process. In those cases, if we fail to meet our development obligations under those agreements, such tenants may be able to terminate their agreements and we would be required to find a new tenant for the applicable space. In addition, in certain circumstances we may lease HPC data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the tenant may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new tenant for the space. If development costs are higher than our current estimates and we are not able to complete an HPC data center in a timely manner, it could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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
The introduction of, development and advancement in the efficiency of AI models could potentially adversely affect data center usage by significantly reducing the computational power needed to train AI models, potentially leading to less demand for high-power density, liquid-cooled data center infrastructure and colocation facilities such as those we are building at the Barber Lake Facility. New advancements in AI models could also alter the way data centers are currently designed and utilized and such risks and challenges may have a material adverse effect on our business, financial condition and results of operations.
Our business has grown rapidly and we have an evolving business model and strategy, which includes our diversification into constructing and operating data centers for HPC companies.
Our business has grown rapidly since our inception. Our business model has also significantly evolved, and we expect it may continue to do so in the future. To stay current with technology and an industry that is rapidly evolving, we expect the services and products associated with them to evolve and, thus, require that our business model evolve, as well.
From time to time, we may modify aspects of our business model or engage in various strategic initiatives, which may be complementary to our existing operations. For further information on our strategy, see “Business—Our Strategy.”
Our growth strategy includes expanding and diversifying our revenue sources into new markets. We are actively working to develop our pipeline for HPC data centers. Expansion plans may take longer or be more expensive than we currently anticipate as a result of evolving market conditions, technological developments, customer requirements, our evolving business model or otherwise, and any such expansion may also have an impact on our existing bitcoin mining operations. Factors including inflation, tariffs, and interest rates may all impact the amount of capital required and the terms upon which we can obtain such capital. We will continue to review our expansion plans in light of such factors, and our expansion plans may be delayed or may change as a result.
We cannot offer any assurance that our expansion into HPC services or any other modifications to our business model or our strategy will be successful or will not result in harm to our business, reputation and our growth potential. Such modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Further, we cannot provide any assurance that we will successfully manage growth and identify all emerging trends and future growth opportunities within the HPC market or other markets we seek to expand into, and we may lose out on such opportunities. Additionally, any such changes to our business model or strategy could cause us to become subject to additional regulatory scrutiny and a number of additional requirements, including licensing and permit requirements. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, and results of operations.
The further development of AI technology, which represents a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development of AI technology may adversely affect the demand for HPC-focused data center development and thus, adversely affect an investment in us.
The use of AI technology is part of a new and rapidly evolving industry. The growth of this industry is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably.
The market for HPC data centers is driven in large part by demand for data center space capable of supporting graphics processing units ("GPUs"), server clusters, specialized or high-performance applications, and hosted software solutions which require fast and efficient data processing, and is characterized by rapid advances in technologies. It is difficult to predict the development of demand for HPC data centers, the size and growth rate for this market, the entry of competitive products, or the success of any existing or future products that may compete with any services we may develop. There has been an increasing number of businesses constructing HPC data centers, which has resulted in increasing competition and pricing pressure that may cause us to reduce our pricing in order to remain competitive.

If there is a reduction in demand for any of these services, whether caused by a lack of customer acceptance, a slowdown in demand for computational power, advancements in technology, technological challenges, competing technologies and solutions, decreases in corporate and customer spending, weakening economic conditions or otherwise, it could result in reduced customer orders, early order cancellations, the loss of customers, or decreased sales, any of which would adversely affect our business, results of operations and financial condition.
Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics, trade restrictions, tariffs, or similar events could have material adverse effect on our business, financial condition and results of operations.
Our ability to complete the construction of, and then operate, our HPC data centers could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control. Geopolitical tensions, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including sanctions or other restrictive actions, by the United States and/or other countries, could adversely impact our business, supply chain or partners. Additionally, increasing tariffs or other restrictions could potentially cause a slowdown in global trade and increase cost of certain goods and adversely affect our operations, or could more directly affect our business by making the hardware or other products we need to build and operate our data centers more expensive.
Operating HPC data centers is energy-intensive, which may have a negative environmental impact. Changing environmental regulation and public energy policy may expose our business to new risks.
Operating HPC data centers requires large amounts of electrical power. There has been a substantial increase in the demand and cost of electricity for computing purposes, and this has had varying levels of impact on local electricity supply. As a result, the success of any data center facility we establish is subject to obtaining sufficient electrical power for that facility on a cost-effective basis, and our establishment of new facilities requires us to find locations where that is the case. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and potential HPC tenants may seek to sign leases in other locations with more favorable power supply and regulations.
In addition, there continues to be increasing focus on the environmental impact of energy-intensive data center operations, particularly those supporting AI workloads. HPC data centers can require significantly more power per rack than traditional cloud computing, which may attract regulatory scrutiny. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.
Given the political significance and uncertainty around the potential impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States. Additionally, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.
We have concentrated our operations and, thus, are particularly exposed to the performance of our data centers located in Texas and changes in the regulatory environment, market conditions and natural disasters in Texas.
We currently operate all of our data centers in Texas, and the data centers we are constructing for our HPC tenants are located in Texas as well. The Odessa Facility was responsible for approximately 74% of the revenue we earned in the year ended December 31, 2025. Our bitcoin mining operations at the Black Pearl Facility ceased in early 2026, and we will not earn revenue at this site until the site’s lease to an HPC tenant commences. If any critical equipment fails or there are delays in repairing equipment at the Odessa Facility, our business operations and financial results may be severely affected.

Additionally, we are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in this state. See “—We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents or mechanical failures, which could severely disrupt the normal operation of our business and adversely affect our results of operations.” Due to our heavy concentration of data centers in Texas, if the regulatory and economic environment in Texas were to become less favorable to data center operators like us or HPC operations, including by way of increased taxes or policies that limit the ability of data center operators to expand their footprint, our heavy concentration of sites in Texas means our business, financial condition and results of operations could be adversely affected.
We depend on third parties, including transmission and distribution utilities, grid operators, electric utility providers and manufacturers of certain critical and specialized equipment, and rely on components and raw materials that may be subject to price fluctuations or shortages.
We depend on third parties, including transmission and distribution utilities like Oncor Electric Delivery Company LLC (“Oncor”) and AEP, the Texas grid operator, ERCOT, and manufacturers of critical components for our mining equipment and our data centers, which may be subject to price fluctuations or shortages. For example, our operations require approval to operate from Oncor, AEP and/or ERCOT, which can be onerous to obtain. If Oncor, AEP and/or ERCOT delay in providing such approval, or change the requirements to operate HPC facilities, our business plans may be disrupted and our results of operations may be negatively affected.
We are also reliant on critical equipment to supply power to our data center facilities and we are exposed to the risk of disruptions or other failures in the overall global supply chain for related data center hardware. See also “—Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics, trade restrictions, tariffs, or similar events could have material adverse effect on our business, financial condition and results of operations.” If this critical equipment malfunctions or we have delays in the ability to fix such equipment, it could adversely affect our operations and financial results.
We may be affected by price fluctuations in the wholesale and retail power markets.
Market prices for power can be unpredictable. Depending upon the effectiveness of any price risk management activity undertaken by us, an increase in market prices for power may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:
•increases and decreases in generation capacity;
•changes in power transmission or fuel transportation capacity constraints or inefficiencies;
•volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters and natural disasters;
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
Our business is subject to the risks of severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, any of which could result in system failures, power supply disruptions and other interruptions that could harm our business. Since our business and operations are located in Texas, we are particularly vulnerable to disruptions affecting that state. Certain competitors in the data center industry have experienced material delays and issues in construction and development due to weather events, including in Texas. Any significant system failures or power disruptions at our data centers could cause delays in construction, as well as disruptions in operations once construction is complete, all of which could harm our business.

We maintain property and business interruption insurance; however, such coverage may not be sufficient to fully compensate us for losses resulting from severe weather events, power disruptions, mechanical failures, or other significant operational interruptions. A system outage or data loss, caused by it, could have a material adverse effect on our business, prospects, financial condition, and operating results.
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
A hardware replacement or upgrading process may require substantial capital investment and we may face challenges in doing so on a timely and cost-effective basis, which could put us at a competitive disadvantage. We may also be impacted by disruptions in the supply chain for hardware. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. Any of the risks above could have a material adverse effect on our business, prospects, financial condition, and operating results.
If we or our third-party providers fail to protect our information technology systems, digital assets or confidential information, or experience cybersecurity incidents, our business, operating results, financial condition and reputation could be materially harmed.
Our business operations and reputation depend on our ability, and the ability of our third-party service providers, including mining pool service providers, custodians and other counterparties, to maintain the confidentiality, integrity and availability of our information technology systems, digital assets and confidential information, including proprietary technologies, processes, intellectual property and personal information (“Confidential Information”). We and our partners rely extensively on third-party information technology systems, including cloud-based systems, on-premises servers and data centers, renewable energy infrastructure and other networked systems (collectively, “IT Systems”), to record and process transactions and manage our operations.
We and our third-party service providers face numerous and evolving cybersecurity risks and regularly identify, defend against and recover from a variety of cyber-attacks, including phishing and other efforts to gain unauthorized access to systems. These risks may increase as we grow, as our operations become more complex and as threat actors become more sophisticated, including through the use of artificial intelligence and other advanced techniques designed to circumvent security controls, evade detection or remain dormant for extended periods. Remote and hybrid working arrangements at our company and at many of our third-party providers may further increase cybersecurity risks due to challenges associated with managing distributed computing assets and non-corporate networks. In addition, any integration of artificial intelligence in our or our service providers’ or partners’ operations, products or services may pose new or unknown cybersecurity risks.
Despite our efforts to maintain and enhance cybersecurity controls and incident response and disaster recovery preparedness, including employee training, monitoring and preventative measures, we may be unable to detect, prevent, investigate, remediate or adequately recover from all cybersecurity incidents or IT Systems failures in a timely manner or at all. Security breaches or other cybersecurity incidents may arise from a variety of sources, including state-sponsored actors, opportunistic hackers, hacktivists, insiders, human or technological error, malware (including ransomware), social engineering or vulnerabilities in our or third-party systems. Certain attacks could harm us even if our systems are not directly compromised, including through disruptions at or vulnerabilities within third-party service providers on which we rely. We also may not be able to ensure the adequacy of the security measures implemented by our third-party service providers, custodians or counterparties, many of which store or process our sensitive data and digital assets.
A successful cybersecurity incident or IT Systems failure could result in, among other things, (i) interruptions to our operations or services; (ii) loss of control or impaired operation of our equipment; (iii) misappropriation or loss of personal data, Confidential Information or other critical data; and (iv) loss, theft or irretrievable loss of bitcoin or other digital assets. Such incidents could materially harm our business and reputation, require significant incident response, remediation or system restoration efforts and expenses, and expose us to governmental or regulatory investigations, enforcement actions, litigation (including class actions), fines, penalties or other liabilities. In addition, a data breach or cybersecurity incident may trigger mandatory notification obligations under applicable privacy and data protection laws, which could result in negative publicity and a loss of confidence in our security measures.
Mitigating cybersecurity risks and responding to incidents has resulted, and may in the future result, in increased operating and capital costs for systems, technology, personnel, monitoring and compliance. Insurance coverage for cybersecurity incidents involving digital or cryptocurrency assets is limited, and we do not currently maintain cybersecurity insurance for such assets. As a result, losses, costs or damages arising from cybersecurity incidents or IT Systems failures may not be fully recoverable, if at all.
Although we have not experienced a material cybersecurity incident to date, there can be no assurance that we will not experience such an incident in the future or that our cybersecurity risk management program, policies, controls and procedures will be fully implemented, complied with or effective. Any failure to protect our IT Systems, digital assets or Confidential Information could materially and adversely affect our business, operating results, financial condition and reputation.
The price of bitcoin has historically been subject to wide swings, and our operating results may be adversely affected by our hedging activity.
While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoin, the maintenance and development of the software protocol of the Bitcoin network, changes in consumer demographics and preferences, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, making prices more volatile.
From time to time, we may also hedge some portion of our bitcoin in inventory or some portion of the value of our expected forward production, which may limit our exposure to substantial increases in the price of bitcoin. Given the volatility of bitcoin price, there is also a risk that we execute hedges at suboptimal levels thereby foregoing some amount of price appreciation that we otherwise would have enjoyed without the hedges in place. Currently, we do not use a formula or specific methodology to determine whether or when we will hedge or sell bitcoin that we hold, or the amount of bitcoin we will hedge or sell. Rather, decisions to hold, hedge or sell bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us.
There is a potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.
All of the bitcoin we hold is held in either cold or hot storage at our custodians. We use multiple custodians and intend to periodically re-evaluate our active custodians for appropriateness.
The treatment of bitcoin held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law, and such assets are not protected by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation. We cannot say with certainty whether our bitcoin held in custody at one of our custodians, or another custodian in the future, should it declare bankruptcy, would be treated as property of a bankruptcy estate and, accordingly, whether the owner of that bitcoin would be treated as a general unsecured creditor with respect to our bitcoin held in custody at that custodian. If we are treated as a general unsecured creditor, we may not be able to recover our bitcoin in the event of a bankruptcy of any of our custodians or any other custodian we may use in the future.
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

Furthermore, the loss of key members of our management or other employees could inhibit our growth prospects. Our future success depends, in large part, on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, who have a sound understanding of our business, data center construction, and the HPC industry, for example, specialists in power contract negotiations and management, as well as data center specialists, and we may also compete for talent in other related fields, such as finance and real estate. If we are unable to attract such personnel, or retain current talent, it could have a material adverse effect on our business, prospects, financial condition, and operating results.
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
To finance any acquisitions or joint ventures, we may choose to issue shares of common stock, preferred stock, or debt, which could significantly dilute the ownership of our existing stockholders or provide rights to such preferred stockholders in priority over our common stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using stock as consideration.
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
We believe our brand and reputation is an important factor in the success and development of our business. As part of our strategy, we seek to structure our relationships with our equipment and service providers, power suppliers and other potential partners as long-term relationships. See “Business—Our Strategy—.” Thus, maintaining, protecting, and enhancing our reputation is also important to our development plans, operational stability, and relationships with our power suppliers, equipment and service providers and other counterparties.
Failure to keep up with evolving trends and shareholder expectations relating to ESG businesses or reporting could adversely impact our reputation, share price and access to and cost of capital.
Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial markets participants have become increasingly focused on companies’ ESG practices in evaluating their investments and business relationships, including the impact of industrial-scale data center operations on the environment. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are currently no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. However, increasingly, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Unfavorable press about, or ratings or assessments of, our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, regulations and executive orders, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital.

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
We operate in a highly competitive, rapidly evolving industry and if we are unable to respond to our competitors effectively, it could have a material adverse effect on our business, results of operations, and financial condition.
The HPC industry is highly innovative, rapidly evolving, and characterized by competition, experimentation, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to further intensify with existing and new competitors, and we may not be able to compete successfully against present or future competitors, which may have various advantages over us, such as more timely adoption of new technologies, greater access to capital, greater financial resources for data center constructions, lower labor, compliance, risk mitigation and research and development costs, operations in certain jurisdictions with lower compliance costs and substantially greater financial, technical and other resources.
Competition from existing and future competitors could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business model. If we are unable to execute the leases for our current HPC leases, expand and remain competitive, our business, prospects, financial condition and operating results could be adversely affected.
For details on our current competitive landscape, see “Business — Competition.”
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
Our business and operating results historically have been highly dependent on bitcoin and the Bitcoin ecosystem, which are volatile and subject to risks beyond our control.
Historically, we have derived substantially all of our revenue from bitcoin mining, and our operating results have depended primarily on the number of bitcoin block rewards earned and the market price of bitcoin. Bitcoin prices have historically been highly volatile and are influenced by numerous factors outside of our control, and actual prices may differ materially from those assumed by us. As a result, our operating results have fluctuated significantly from period to period and may continue to do so while bitcoin mining remains a component of our business.
The price of bitcoin and our results of operations may be adversely affected by conditions in the broader cryptocurrency and blockchain ecosystem; trading and investment activity by retail and institutional participants; competition among mining operators; developments in mining hardware and technology; changes in consumer preferences or perceptions regarding digital assets; macroeconomic conditions, including interest rates and inflation; negative publicity or events affecting public perception of bitcoin; and the correlation of bitcoin prices with other digital assets, including disruptions or failures affecting exchanges or trading venues.
Our business has also been subject to risks related to the Bitcoin network, including reductions in mining rewards resulting from block reward halving events; transaction congestion, fees, and processing speed; network disruptions, forks, hacks, or other attacks; changes to the Bitcoin protocol or governance practices; technological developments that could undermine cryptographic security; and adverse legal or regulatory developments affecting bitcoin, mining operations, or access to the Bitcoin network. In particular, bitcoin halving events reduce block rewards by 50% approximately every four years, which, absent a corresponding increase in bitcoin prices or reductions in operating costs, materially reduces mining revenue and profitability.
In addition, the total supply of bitcoin is capped at 21 million, and as the remaining supply decreases, the processing power and costs required to mine new blocks may increase, potentially rendering mining less economically attractive over time. While we are transitioning our business toward high-performance computing and other strategic initiatives, a sustained decline in the value of bitcoin, adverse developments in the Bitcoin ecosystem, or reduced mining economics could continue to materially adversely affect our business, financial condition, and results of operations during this transition period.

Risks Related to HPC
Any potential use of emerging technologies like artificial intelligence could lead to unintended consequences and result in reputational harm and litigation.
We continue to evaluate emerging technologies like artificial intelligence for incorporation into our business. State and federal regulations relating to emerging technologies are quickly evolving, and, should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with U.S. laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop incorporating such technologies and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results. These same risks apply to our use of third-party service providers who are implementing these tools into the products or services they provide to us.
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
Our focus on developing and offering HPC hosting may also disrupt our bitcoin mining operations, divert our resources, and require significant management attention that would otherwise be available for overseeing and developing our existing bitcoin mining operations. There can be no assurance that we will ever operate an HPC hosting business profitably and it may be possible that a continued focus on operating bitcoin mining data centers would have been more profitable.
Regulatory developments surrounding AI may negatively impact our HPC data center operations.
The regulatory landscape surrounding AI is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may affect our business and operations in ways that are difficult to predict.
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
As an HPC data center operator for AI companies, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We continue to monitor legislative and regulatory developments closely and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. However, there can be no assurance that our business will not be adversely impacted by future developments.

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
Leveraging sites that we have contractually secured may ultimately fail to complete due to factors beyond our control. In addition, the ability to secure connection agreements to access power sources and permits, approvals and/or licenses to construct and operate our facilities could be delayed in regulatory processes, may not be successful or may be cost prohibitive. Actions by government regulators, or the issuance of any new regulations, that restrict our ability to operate HPC data centers may reduce the availability and/or increase the cost of electricity in the geographic locations in which our operating facilities are located, or could otherwise adversely impact our business.
Development and construction delays, cost overruns, changes in market circumstances, environmental or community constraints, an inability to continue to find suitable data center locations as part of our expansion and other factors may adversely affect our operations, expansion plans, financial position and financial performance. We will continue to review our expansion plans in light of evolving market conditions. Any such delays, and any failure to execute the construction of our data centers, could adversely impact our business, financial condition, cash flows and results of operations.
Expansion of our business strategy into the HPC data center market could increase competitive, operational, legal and regulatory risks to our business in ways we cannot predict.
As we continue to enter into the HPC data center market, competitive, operational, legal and regulatory risks may be exacerbated as there is substantial uncertainty about the extent to which AI will result in changes that come with risks that we may not be able to anticipate, prevent, mitigate or remediate.
We will face new sources of competition, new business models and new customer relationships, and our competitors may be larger, have longer operating histories and significantly greater resources than we do. In order to be successful, we will need to cultivate new industry relationships and strengthen existing relationships to bring any new solutions and offerings to market, and the success of any services we develop will depend on many factors, including demand for those solutions, our ability to win and maintain customers, and the cost, performance and perceived value of any such services. As a result, there can be no assurance that any HPC data centers we develop will be adopted by the market, or be profitable or viable.
Our limited experience with respect to the provision of data center services could limit our ability to successfully execute on this growth strategy or adapt to market changes. If we are unsuccessful in continuing to develop HPC data centers, our business, results of operations and financial condition could be adversely affected. Further, an increased focus on HPC data centers could displace or reduce our existing operations, which may adversely affect our business, results of operations and financial condition.
Our investments in developing HPC data centers may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation, results of operations or financial condition.

The increasing focus on the risks and strategic importance of certain AI services, such as AI cloud services, and AI or machine learning technologies, has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI and machine learning, and may in the future result in additional restrictions or complex regulatory requirements impacting any offerings we may develop, including AI cloud services and other solutions. Complying with multiple evolving laws, rules and regulations from different jurisdictions related to new solutions are developed could increase the cost of doing business or may change the way HPC data centers operate in certain jurisdictions. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions.
For example, the European Union (“EU”) Artificial Intelligence Act (“EU AI Act”), which entered into force on August 1, 2024 and will become enforceable in a gradual manner between 2025 and 2027, establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. There is a risk that the EU AI Act could have a negative impact on our current or future use of AI. For example, the EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and developers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond. Similarly, other jurisdictions, such as Canada with its Artificial Intelligence and Data Act and several U.S. states have also implemented or are considering similar regulatory frameworks or laws governing the development and deployment of AI generally or in specific contexts, as well as critical infrastructure cybersecurity legislation or regulations relating to data flows. Specific to AI law, in April 2023, the U.S. Federal Trade Commission, Department of Justice, Consumer Financial Protection Bureau and Equal Employment Opportunity Commission issued a joint statement on AI enforcement, demonstrating their interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. The Federal Trade Commission and certain state Attorneys General have pursued enforcement actions against companies offering AI products and services under consumer protection laws. Such regulatory frameworks, as well as developing or potentially conflicting regulatory guidance and judicial decisions in this area, as well as conflict between potentially competing legal regimes (including with respect to state laws that may conflict with federal AI policy), may introduce uncertainty, affect our use of AI and our ability to provide and to improve our products and solutions, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, concerns regarding third-party use of AI for purposes contrary to governmental, national security and societal interests, including concerns relating to the misuse of AI applications, models, and solutions, could result in restrictions on AI products. Any such restrictions could reduce the demand for our intended AI data center services, and negatively impact our business, financial condition and operating results, and damage our reputation.
It is also unclear how our status as an infrastructure provider for customers developing and deploying AI applications, as opposed to developing such applications ourselves, could affect the applicability of these existing or proposed regulatory frameworks and other restrictions with respect to any services we may offer from time to time. However, it is possible that such regimes will impose obligations on infrastructure providers, such as us, to oversee, monitor or restrict the use of AI systems that are trained or deployed on their systems, and/or to ensure compliance with such regulatory frameworks and other restrictions. If our customers violate existing or proposed regulatory regimes or other restrictions, or if they use our services for unlawful, harmful or non-compliant purposes, we could be subject to regulatory investigations, regulatory fines, reputational damage or contractual liability for any such actions, even if we do not control the customer applications. Further, potential HPC tenants may look to pass through their regulatory obligations and other liabilities to their outsourced data center providers, and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise.
These competitive, operational, legal and regulatory risks are evolving and uncertain and could impact our business in ways we cannot predict. Any of the foregoing could limit our ability to expand our offering of HPC data centers and continue to grow our business, which could have a material adverse effect on prospects, results of operations and financial condition.
We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.
As we transition from bitcoin mining operations to HPC infrastructure services, we face evolving regulatory frameworks in multiple areas. Our HPC business is subject to data center regulations, energy and environmental regulations, and potentially AI-specific regulatory requirements depending on how our role as infrastructure provider is classified. During our transition period, we also remain subject to regulations affecting bitcoin mining operations. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions, such as the United States, subject the mining, ownership and exchange of cryptocurrencies to certain, and in some cases overlapping, unclear and evolving regulatory requirements.
We currently only operate in the United States, and do not currently have any plans to expand our operations beyond the United States. The complexity and evolving nature of our business and the significant uncertainty surrounding regulation of the HPC industry requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Risks Related to Regulatory Framework
We may face electricity market risks relating to changes in laws, regulations and requirements of market operators, network operators and/or regulatory bodies, including with respect to interconnection of facilities of large electrical loads to the ERCOT grid (for example, via a process that may batch multiple large load interconnection requests), grid stability, voltage ride-through, frequency ride-through and curtailment obligations.
Certain governments and regulators are increasingly focused on the energy and environmental impact of HPC services and bitcoin mining. This has led, and could lead, to new governmental measures regulating, restricting or prohibiting the use of electricity for data center operators in the HPC industry, or could result in increased power costs for these types of power consumers. See “— Operating HPC data centers is energy-intensive, which may have a negative environmental impact. Changing environmental regulation and public energy policy may expose our business to new risks.” For example, in 2025, the Texas legislature enacted legislation SB 6 to support ERCOT’s grid reliability by proposing minimum transmission rates on certain large loads and removing phantom loads from its interconnection queue to enhance accuracy of actual future load growth. SB 6 requires the PUCT and ERCOT to create new processes and impose new requirements for the interconnection of facilities with large electrical loads of at least 75 MWs to the ERCOT system. SB 6 also requires security type payments as part of the initial interconnection request, and creates a new approval that is required for co-location of generation with large loads. In addition, ERCOT has amended and continues to evaluate its processes for interconnection of large electrical loads to the ERCOT grid. In December 2025, ERCOT announced amendments to the approval process for large load interconnection requests and is designing and implementing a process that may batch multiple large load interconnection requests together to evaluate system impacts on a portfolio basis for purposes of transmission planning. These developments, along with potential requirements relating to grid stability, voltage ride-through, frequency ride-through and curtailment obligations, could increase costs, delay project timelines, or impose additional operational constraints. In 2024, the PUCT also required operators of large virtual currency mining operations connected to register their facilities with the PUCT. See “Business— Government Regulation.”
We are subject to environmental, health and safety laws and regulations, including applicable zoning, building-code and energy-efficiency standards and worker health and safety laws and regulations, and these laws and regulations and any changes to them may materially adversely affect our brand, reputation, business, results of operations and financial position.
We and our operations and properties are subject to laws and regulations governing health and safety, the discharge of pollutants into the environment or otherwise relating to health, safety and environmental protection requirements in the jurisdictions in which we operate. These laws and regulations may impose numerous obligations that are applicable to us, including acquisition of a permit or other approval before conducting construction or regulated activities; restrictions on the types, quantities and concentration of materials that can be released into the environment; limitation or prohibition of construction and operating activities in environmentally sensitive areas, such as wetlands or areas with endangered plants or species; imposition of specific health and safety standards addressing worker protection from work related health and safety risks; imposition of certain zoning, building code and energy-efficiency standards for the sites at which we operate; and imposition of significant liabilities for pollution, including investigation, remedial and clean-up costs, which can be joint and several. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations, among other sanctions, that could have a material adverse effect on our financial position, results of operations and cash flows. Failure to obtain, secure renewal of, or maintain, permits or tightening of restrictions within our permits, or the failure to meet the zoning, building code, health and safety and energy-efficiency standards imposed by regulations applicable to our sites, could have a material adverse effect on our business, including our ability to recruit and retain personnel, or cause us to incur material expenses. Moreover, it is not uncommon for neighboring landowners, community groups, activists and other third parties to file claims for personal injury, property damage and nuisance allegedly caused by noise or the release of hazardous substances into the environment.
In addition, a number of governments or governmental bodies have introduced or are contemplating environmental and energy legislative and regulatory changes in response to the increasing focus on power consumption required to operate industrial-scale data centers. A changing legislative environment could create economic and regulatory uncertainty for our business because the industries in which we operate, with their high energy demand, could become targets for future environmental and energy regulations.
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
•changes in tax laws, regulations or interpretations thereof; or
•changes in tax rates in jurisdictions where we operate.
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

Risks Related to Our Indebtedness
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.
As of December 31, 2025, our total consolidated indebtedness amounted to $3,206 million. In May 2025 and September 2025, we completed offerings of our 2030 Convertible Notes and 2031 Convertible Notes, from which we incurred $172.5 million and $1,300.0 million of additional indebtedness, respectively. Additionally, in November 2025, Cipher Compute LLC, our wholly owned indirect subsidiary, incurred $1,733.0 million of indebtedness from offerings of $1,400.0 million and $333.0 million of our senior secured notes due 2030. Subsequent to December 31, 2025, Black Pearl Compute LLC, our wholly owned indirect subsidiary, incurred $2.0 billion of 6.125% senior secured notes due 2031. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing, such as in the event of adverse changes to our credit ratings;
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes, and our cash needs may increase in the future. In addition, future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may not be able to generate sufficient cash to service all of our indebtedness and to fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal and interest on the senior secured notes incurred to finance the construction of the leased facilities will depend primarily upon revenue from our HPC leases. Until we complete construction of the data centers for our HPC tenants, we will not realize the full amount of projected revenue under our HPC leases. As a result, we cannot assure you that our business will generate cash flow from operation of those HPC facilities on a timeline basis, or at all.

In the event we are unable to complete construction of the data center for our HPC leases in a timely manner and, consequently, do not receive some or all of the contracted rent under our HPC leases, we may not have sufficient funds to service our obligations under the senior secured notes incurred to finance the construction of the leased facilities or our other debt obligations. If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the notes and other debt obligations could declare all outstanding principal and interest to be due and payable, our secured creditors (including the holders of the notes) could foreclose against the assets securing their loans and the notes and we could be forced into bankruptcy or liquidation.

We cannot assure you we will be able to access other sources of financing, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the notes or our other indebtedness. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time, and there can be no guarantee that we will be able to access the capital markets on terms that are attractive or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, results of operations and financial condition and could negatively impact our ability to satisfy our obligations under the notes.

If any of our indebtedness is accelerated, we may need to repay or refinance all or a portion of our other indebtedness before maturity. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

Our debt agreements contain restrictions that will limit flexibility in operating our business.

The indentures governing the senior secured notes contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:
•incur additional debt or guarantee indebtedness;
•pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments;
•prepay, redeem or repurchase certain debt;
•make loans or certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates; and
•engage in business activities other than the operation of the Barber Lake Facility or certain additional projects.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We may need to raise additional capital, which may not be available on terms acceptable to us, or at all.
From time to time, we may require additional capital to expand our operations or to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances. Accordingly, we may determine to engage in equity or debt financings or enter into credit facilities for the above-mentioned or other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Our ability to obtain additional funds may also be affected by economic uncertainty and any disruptions in credit or capital markets as a result of geopolitical instability. See “—Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics, trade restrictions, tariffs, or similar events could have material adverse effect on our business, financial condition and results of operations.”
Furthermore, if we raise additional funds through equity financing, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. See “Risks Related to Our Indebtedness—Our debt agreements contain restrictions that will limit flexibility in operating our business.” If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and it could have a material adverse effect on our business, prospects, financial condition, and operating results.
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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of such notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, (i) if the conversion date for such conversion is before the “reserved share effective date”, we will settle all of our conversion obligation through the payment of cash, subject to the “share settlement election exception”, and (ii) if the conversion date for such conversion is on or after the “reserved share effective date,” we may elect to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Risks Related to our Common Stock and Warrants
The price of our common stock has been and may continue to be volatile.
The trading price of our common stock has, at times, fluctuated significantly and could be subject to wide fluctuations in response to any of the risk factors listed in this “Risk Factors” section, and others, including:
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•proposed changes to laws in the U.S. or foreign jurisdictions relating to our business, or speculation regarding such changes;
•delays, disruptions or other failures in the HPC data center infrastructure supply chain;
•conditions or trends in the HPC or bitcoin mining space;
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
Pursuant to the Incentive Award Plan, approximately 7.0% of the fully diluted shares of our common stock was initially reserved for future issuance, which reserve amount has increased each year since then, and is subject to increase annually or from time to time in the discretion of the Compensation Committee of the Board of Directors. Shares registered under registration statements on Form S-8 filed with the SEC are available for sale in the open market.
In addition, pursuant to an at-the-market offering agreement with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Compass Point Research & Trading, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC and BTIG, LLC, we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $600.0 million of Shares, which can be issued and sold pursuant to the Company’s shelf registration statement on Form S-3ASR, filed with the SEC on September 3, 2024, which became immediately effective upon filing. For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We may also issue additional shares of our common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, joint ventures or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in us will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding our common stock may be diminished; and
•the market price of our common stock may decline.
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
Our Certificate of Incorporation contains provisions that may delay or prevent an acquisition of Cipher or a change in its management. These provisions may make it more difficult for stockholders to replace or remove members of the Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by stockholders to replace or remove the current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions include:
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

In connection with the issuance of the 2031 Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions (collectively, the “option counterparties”). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2031 Convertible Notes, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties entered into various derivative transactions, which may be exited in the future.
We are subject to counterparty risk with respect to the capped call transactions and these capped call transactions may not operate as planned.
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to Our Business, Industry and Operations— If we or our third-party providers fail to protect our information technology systems, digital assets or confidential information, or experience cybersecurity incidents, our business, operating results, financial condition and reputation could be materially harmed.”
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
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our management team, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. Members of the Audit Committee have experience in overseeing and managing cybersecurity and data privacy risks.
Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Members of our management team have prior work experience in supervising and implementing cybersecurity risk mitigation efforts in highly-regulated industries. Our internal cybersecurity personnel, including our Chief Information Security Officer (CISO), and retained external cybersecurity consultants also have a breadth of expertise across core cybersecurity disciplines including governance, risk, compliance, and security architecture.
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
Item 2. Properties.
As of December 31, 2025, we lease office space in New York, New York, Charleston, South Carolina, and Denver, Colorado.
We lease land for data center facilities in West Texas, and own land options in Texas and Ohio for additional sites. See Item 1. Business for further descriptions of our facilities and sites.
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

Item 4. Mine Safety Disclosures.
Not applicable.

PART II - OTHER INFORMATION
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed and traded on the Nasdaq Stock Exchange under the symbols “CIFR”.
Holders
As of February 24, 2026, there were 16 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees.
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
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis covers the years ended December 31 2025 and 2024. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report.
For discussion around our results of operations for the year ended December 31, 2024 and a comparison of our results of operations for the year ended December 31, 2024 and year ended December 31, 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual report on Form 10-K for fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025.
This discussion contains forward‑looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Annual Report.
Unless the context otherwise requires, references in this Annual Report to the “Company,” “Cipher,” “Cipher Digital,” “we,” “us” or “our” refers to Cipher Digital Inc. and its consolidated subsidiaries, unless otherwise indicated.
Overview
We are dedicated to developing and operating industrial-scale data centers engineered for next-generation computing at the highest standards of innovation, precision, and excellence. Over the past several years, we have intentionally evolved from a pure-play bitcoin miner into a vertically integrated data center development and operations platform focused on energy-intensive compute infrastructure. Our vertical integration spans critical stages of the data center value chain, including land and power origination and interconnection, site development, data center design and construction, oversight and ongoing facility operations.
Fundamentally, we bring together construction, engineering, operations, power, real estate and technology expertise to deliver high quality, purpose-built data centers that meet tenants’ needs. Our in-house teams source and control industrial-scale sites with access to substantial electric power capacity, advance grid interconnection and substation development, and manage the design and construction of data center campuses. We also operate and maintain energy-intensive data center facilities, leveraging operational expertise developed through our employees’ extensive experience managing Tier III HPC data centers and large, flexible electrical loads. Against a backdrop of increasing demand for AI technology and access to energized HPC data centers to meet consumers’ demands for such technology, we believe we play an important part of the AI economy and we expect to benefit from powerful, long-term growth drivers.
While bitcoin mining has been an important component of our business model in prior years, our strategy increasingly emphasizes the development of industrial-scale data centers that can be leased to hyperscalers and other HPC customers under long-term contracts, while retaining the flexibility to deploy bitcoin mining as an interim or complementary use of power.
On February 20, 2026, we changed our name to “Cipher Digital Inc.” Rebranding to “Cipher Digital” aligns with our corporate strategy to scale into a leading HPC data center developer and operator, as we leverage our existing site pipeline and source additional sites, partnering with premier tenants, and developing and operating industry-leading data centers purpose-built for HPC. Our goal is to monetize our power assets and manage capital efficiently through market cycles in order to align our infrastructure with the growing global demand for AI-driven compute capacity.
Our data center portfolio consists of 4.2 gigawatts (“GW”) of capacity across 10 sites, at various stages of interconnection. We are currently developing 600 MW of HPC data center facilities across two sites for hyperscaler tenants, and we currently operate approximately 207 MW of power at one bitcoin mining data center in Texas. We also maintain a pipeline of approximately 3.4 GW across seven sites in Texas and one additional site in Ohio.
We believe we have secured key HPC leases for our data centers and expect to continue to do so for the additional sites in our portfolio due to several key strengths and strategies. We believe we have a demonstrated ability to source high-quality sites suitable for HPC tenants, with characteristics like proximity to major metropolitan areas, ample acreage, diverse fiber routes, and available interconnection infrastructure. We have experienced in-house construction, engineering and operations teams and project management competencies. We have demonstrated an ability to access and manage capital in a disciplined manner.
A significant component of our current and future growth is expected to be generated through the development of our existing portfolio and acquisition of new sites. We are focused on developing the remaining sites in our pipeline for future HPC tenants, and evaluating additional sites, locations, and partnerships to expand our pipeline that are suitable for HPC tenants. From time to time, we may also look to sell individual assets that we do not consider to be core to our business and growth strategy. For further details on our pipeline of future sites that we expect to be suitable for HPC, see “Business—Site Pipeline.”
Recent Developments
Amended and Restated Charter
On February 20, 2026, our board of directors approved an amendment to our Second Amended and Restated Certificate of Incorporation to change the name of the company to “Cipher Digital Inc.” The amendment became effective upon filing with the Delaware Secretary of State on February 20, 2026.
Amended and Restated Bylaws
On February 20, 2026, the Board of Directors approved and adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”), effective immediately. The Bylaws were amended and restated to change the name of the company to “Cipher Digital Inc.”
WindHQ JV Sites Sale
On February 19, 2026, we sold our 49% interests in our WindHQ JV sites to Canaan U.S. Inc.

Factors Affecting Our Results of Operations
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report.
Ability to Expand HPC Business and Secure Customers.
Our growth strategies include pursuing expansion and diversification of our revenue streams into new markets. Pursuant to that strategy, in 2025, we increased our focus on diversification into HPC data centers and signed two HPC tenants for a total of 600 MW of data center capacity. We believe we may be able to leverage some of our existing infrastructure and expertise to develop those data centers and future ones. As we enter into new markets for HPC data centers, we will face new sources of competition, new business models and new tenant relationships. Our strategy may not be successful as a result of a number of factors described under “Item 1A. Risk Factors—Risks Related to HPC—Our increased focus on developing data centers for HPC hosting may not become profitable in the future and may result in adverse consequences to our business, results of operations and financial condition” in this Annual Report. Our efforts to diversify our revenue streams may distract management, require significant additional capital, expose us to new competition and market dynamics, and increase our cost of doing business.
Regulation.
As a data center operator in an energy-intensive industry like HPC, we take a proactive and adaptive approach to regulatory compliance by closely monitoring legislative and regulatory developments and engaging with relevant stakeholders to align our business practices with an evolving legal framework. Our operations are subject to a broad range of U.S. federal, state, and local laws and regulations, including oversight by the SEC, CFTC, FTC, FinCEN, and comparable authorities in other jurisdictions. While the regulatory environment remains complex and rapidly changing, we remain committed to responsible, innovative operations and to maintaining compliance amid regulatory uncertainty.
As laws and regulations continue to evolve, we may become subject to additional requirements that could affect our mining, data center, and hosting activities. The primary legislative efforts that affect us have been those on the state level, particularly in Texas where our operations are most concentrated. Recently, there have been several legislative and regulatory efforts to manage power consumption and support grid reliability, which affect our business as an operator of industrial-scale data centers. In 2025, the Texas legislature enacted legislation SB 6 to support ERCOT’s grid reliability by proposing minimum transmission rates on certain large loads and removing phantom loads from its interconnection queue to enhance accuracy of actual future load growth. SB 6 requires the PUCT and ERCOT to create new processes and impose new requirements for the interconnection of facilities with large electrical loads of at least 75 MWs to the ERCOT system. SB 6 also requires security type payments as part of the initial interconnection request, and creates a new approval that is required for co-location of generation with large loads. In addition, ERCOT has amended and continues to evaluate its processes for interconnection of large electrical loads to the ERCOT grid. In December 2025, ERCOT announced amendments to the approval process for large load interconnection requests and is designing and implementing a process that may batch multiple large load interconnection requests together to evaluate system impacts on a portfolio basis for purposes of transmission planning. These developments, along with potential requirements relating to grid stability, voltage ride-through, frequency ride-through and curtailment obligations, could increase costs, delay project timelines, or impose additional operational constraints. In 2024, the PUCT also required operators of large virtual currency mining operations connected to register their facilities with the PUCT. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors—Risks Related to Regulatory Framework.”
Bitcoin Mining Transition.
In light of our expansion into HPC data center construction, we expect bitcoin mining dynamics, such as bitcoin price volatility, block reward reductions, and transaction fees, to play a lesser role in our operations going forward. Historically, our revenues have been derived primarily from bitcoin mining activities, consisting of block rewards and transaction fees earned for validating transactions on the Bitcoin network. Both block rewards and transaction fees are directly influenced by the market price of bitcoin, which has been highly volatile. As a result, the economic viability of bitcoin mining has historically depended on both bitcoin market conditions and the efficiency with which we are able to deploy and operate our mining fleet.
Additionally, mining bitcoin is a highly power-intensive process, requiring substantial and continuous electrical power to operate mining equipment. Historically, maintaining cost efficiency—particularly with respect to power—has been critical to remaining competitive for our bitcoin mining operations as network hashrate and mining difficulty increased. Our bitcoin mining data center is located in West Texas, a region that we believe offers site development potential and access to competitively priced electrical power. We believe our power purchase arrangement has supported our cost discipline and differentiated us from certain competitors. However, our results may be affected by fluctuations in wholesale and retail power markets.
Because the number of bitcoin mined is directly related to the size and efficiency of a miner’s fleet, maintaining competitiveness in a rising network hashrate and difficulty environment has required continued investment in increasingly sophisticated mining equipment. We believe our focus on cost discipline, mining efficiency and controlled access to low-cost power has been a key competitive advantage, supported by capital investments in state-of-the-art miners, strong supply-chain relationships, and active fleet management as equipment ages along the obsolescence curve. However, in light of our expansion into HPC data center development, bitcoin mining dynamics, including bitcoin price volatility, block reward reductions, transaction fee variability, network hashrate growth, exposure to power market pricing, and the need for continual reinvestment in mining hardware, are expected to play a diminishing role in our operations over time. As we continue to pivot toward data center and HPC hosting services, we expect our revenue profile and operating results to become less dependent on bitcoin-specific factors, and more influenced by long-term leases with hyperscaler tenants, power procurement strategies, and broader data center market conditions, although bitcoin mining dynamics has affected our results during recent years and may continue to affect our results during this transition period.
Competition.
Our business environment is constantly evolving. In the past few years there have been many new entrants and existing competitors in the bitcoin mining space and a general increase in the competition for industrial-scale bitcoin mining companies with whom we compete over aspects of our industry, such as hashrate and power capacity. Additionally, there have been new entrants in the data center space, such as HPC companies, with whom we may compete over power availability. As the competition for power capacity and data center locations continues to increase, we have been able to capitalize on our commitment to innovation and flexibility by expanding our business to include data center construction for industries beyond bitcoin mining, such as HPC hosting. See “Risk Factors — Risks Related to Our Business, Industry and Operations — We operate in a highly competitive, rapidly evolving industry and if we are unable to respond to our competitors effectively, it could have a material adverse effect on our business, results of operations, and financial condition.”
Global Supply Chain Constraints.
The operations of our facilities and our other expansion plans require specialized equipment, large quantities of construction materials and other component parts that can be difficult to source. We may experience disruptions to our business operations resulting from delays in construction and obtaining necessary equipment in a timely fashion due to global supply chain delays caused by geopolitical unrest, global pandemics, or other factors. Global supply logistics have caused delays across all channels of distribution, and we have also experienced delays in certain of our miner delivery schedules. Additionally, the global supply chain for data center construction equipment, such as transformers and substations, is presently further constrained due to unprecedented demand. Based on our current assessments, we do not expect any material impact on long-term development, operations, or liquidity. However, we continue to monitor developments in the global supply chain and assess their potential impact on our operations and expansion plans.

Summary of Bitcoin Inventory
The following table presents information about our Bitcoin inventory for the year ended December 31, 2025, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Opening balance	994	$92,651
Bitcoin received from equity investees	255	25,813
Bitcoin received from mining activities	1,925	199,579
Bitcoin received from loan	180	16,551
Bitcoin paid for interest on loan	(2)	(140)
Proceeds from sales of bitcoin	(2,289)	(214,737)
Spot bitcoin purchases	25	2,430
Realized gains on sale of bitcoin	—	7,126
Unrealized losses on fair value of bitcoin	—	(41,603)
Realized loss on bitcoin transferred to collateral, net	—	(3,195)
Bitcoin transferred from collateral, net	345	$40,925
Ending balance	1,433	$125,400

Components of Our Results of Operations
Revenue
Our current revenue consists of bitcoin earned through mining activities at the Odessa and Black Pearl Facilities. We currently participate in third-party mining pools to mine bitcoin. The provision of computing power in accordance with the mining pool operator’s terms of service is the only performance obligation in our contract with the mining pool operator. We are entitled to a fractional share of the set cryptocurrency award from the mining pool operator (referred to as a “block reward”) and potentially transaction fees generated from blockchain users and distributed to individual miners by the mining pool operator.
Our fractional share of the block reward is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. The block reward is pre-determined in the protocol governing the relevant blockchain. Our proportionate share of transaction fees is based on our contributed share of hashrate as a percentage of total network hashrate during the contract term. The transaction fees are the aggregate fees paid by parties whose transactions are included in the block. Bitcoin earned is measured at fair value at contract inception and is recognized in revenue over the contract term as hashrate is provided.
Cost of revenue
Cost of revenue consists of direct production costs of bitcoin mining operations, primarily electricity expenses, as well as other facilities costs, but excludes depreciation which is separately stated.
Compensation and benefits
Compensation and benefits includes payroll and payroll-related expenses, as well as stock based compensation awarded to employees of the Company.
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
Equity in losses of equity investees
Equity in losses of equity investees includes our share of the losses recorded by Alborz LLC, Bear LLC and Chief Mountain LLC. Additionally, it includes the losses that we recognized upon our contributions of miners to these equity investees, due to the miners having a lower fair value at the time of the contributions than our costs paid to obtain them, which resulted in basis differences between the cost of the investments on our consolidated balance sheet and the amount of our underlying equity in the net assets of the investee attributed to the miners. We are accreting these basis differences and recognizing the accretion as a reduction to our share of the losses recognized by Alborz LLC, Bear LLC and Chief Mountain LLC within the equity in losses of equity investees on the consolidated statements of operations over the depreciation period for the miners.

Changes in fair value of bitcoin and realized gain/loss on sale of bitcoin
All of our bitcoin is recorded as a current asset on our consolidated balance sheet as we expect to begin regularly exchanging our bitcoin held for fiat currency to fund our operating expenses. We adopted ASU 2023-08 Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2023, which requires cryptocurrencies to be measured at fair value each reporting period with changes in fair value being reported in net income.
The fair value of bitcoin has been highly volatile since we began to obtain bitcoin through our operating activities, which has impacted our operating results and we expect volatility in the fair value of bitcoin to continue for the foreseeable future.
Provision for income taxes
Our provision for income taxes primarily consists of U.S. deferred federal taxes. A valuation allowance is recorded against substantially all of our net deferred tax assets, which are composed primarily of federal and state net operating loss carryforwards, stock-based compensation, intangible assets other than goodwill, investments in joint ventures and lease liabilities; in addition, we have deferred tax liabilities resulting from our derivative and right-to-use assets. Our ability to offset our deferred tax liabilities with our deferred tax assets is limited due to restrictions on the ability to offset taxable income by more than eighty percent with federal net operating losses. As a result, we have recorded a deferred tax liability for the amount of future taxable income that is not expected to be covered by net operating losses. We evaluate our ability to recognize our deferred tax assets annually by considering all positive and negative evidence available as proscribed by the Financial Accounting Standards Board (“FASB”) under its general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue - bitcoin mining	$223,942	$151,270	$126,842
Costs and operating (expenses) income
Cost of revenue	(81,216)	(62,364)	(50,309)
Compensation and benefits	(79,129)	(60,796)	(57,399)
General and administrative	(36,382)	(32,655)	(27,796)
Depreciation and amortization	(198,973)	(102,448)	(59,093)
Change in fair value of power purchase agreement	(28,860)	(7,921)	26,836
Power sales	7,870	5,405	9,941
Equity in losses of equity investees	(20,822)	(384)	(2,530)
Unrealized (losses) gains on fair value of bitcoin	(41,603)	11,313	3,299
Realized gains on sale of bitcoin	7,126	51,548	7,739
Other operating (losses) gains	(173,516)	3,333	2,355
Total costs and operating expenses	(645,505)	(194,969)	(146,957)
Operating loss	(421,563)	(43,699)	(20,115)
Other income (expense)
Interest income	19,479	3,384	164
Interest expense	(36,559)	(1,708)	(1,999)
Change in fair value of warrant liability	19,290	250	(243)
Other expense	(406,204)	(2,544)	(17)
Total other expense	(403,994)	(618)	(2,095)
Loss before taxes	(825,557)	(44,317)	(22,210)
Current income tax expense	(956)	(1,255)	(201)
Deferred income tax benefit (expense)	4,269	937	(3,366)
Total income tax benefit (expense)	3,313	(318)	(3,567)
Net loss	(822,244)	(44,635)	(25,777)
Less: Net loss attributable to redeemable noncontrolling interest	$—	$—	$—
Net loss available for common stockholders	$(822,244)	$(44,635)	$(25,777)
Comparative Results for the Year Ended December 31, 2025 and 2024
Revenue
Revenue for the year ended December 31, 2025 was $223.9 million, compared to $151.3 million for the year ended December 31, 2024, and was generated from bitcoin mining operations at the Odessa and Black Pearl Facilities. The increase year over year was primarily driven by an increase in the average bitcoin price in the current year, partially offset by a decrease in the amount of bitcoin mined as a result of the bitcoin halving in April 2024.
Cost of revenue
Cost of revenue for the year ended December 31, 2025 was $81.2 million, compared with $62.4 million for the year ended December 31, 2024, and consisted primarily of power costs at our data centers. The increase is primarily due to increased power costs at the Black Pearl Facility which commenced mining operations in July 2025.

Compensation and benefits
Compensation and benefits for the year ended December 31, 2025 was $79.1 million, an increase from $60.8 million for the year ended December 31, 2024, driven by an increase in headcount.
General and administrative
General and administrative expenses for the year ended December 31, 2025 was $36.4 million, an increase of $3.7 million compared to $32.7 million for the year ended December 31, 2024. The increase was primarily driven by an increase in legal fees related to strategic initiatives, including our lease negotiations and financing transactions.
Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2025 was $199.0 million, an increase of $96.6 million compared to Depreciation and amortization of $102.4 million for the year ended December 31, 2024. The increase was primarily due to increased miners, and mining equipment at the Odessa Facility as a result of the Odessa fleet upgrade in the fourth quarter of 2024, increased fixed assets placed into service as a result of the Black Pearl Facility commencing operations in July 2025, and the change in the estimated useful life of our miners from five years to three years as of June 1, 2024.
Change in fair value of power purchase agreement
Change in fair value of power purchase agreement was a $28.9 million decrease for the year ended December 31, 2025 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our power purchase agreement was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement.
Power sales
At our Odessa Facility, we sell excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations, back to the ERCOT market through Luminant. We sold power for proceeds of $7.9 million and $5.4 million for the year ended December 31, 2025, and 2024, respectively. Power sales fluctuate each period based on power and bitcoin prices, which are volatile.
Equity in losses of equity investees
Equity in losses of equity investees totaled $20.8 million for the year ended December 31, 2025 compared to $0.4 million for the year ended December 31, 2024. Equity in losses of equity investees consists of our 49% share in the losses generated by our three partially-owned bitcoin mining sites, and the accretion of the basis differences in our investments in the equity investees. For the year ended December 31, 2025, we recognized approximately $4.0 million as our 49% share of a one-time impairment charge on the miners of Alborz LLC, net of accretion.
Unrealized (losses) gains on fair value of bitcoin
Unrealized losses on fair value of bitcoin totaled $41.6 million for the year ended December 31, 2025, compared to Unrealized gains on fair value of bitcoin of $11.3 million for the year ended December 31, 2024. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized gains on sale of bitcoin
Realized gains on sale of bitcoin totaled $7.1 million for the year ended December 31, 2025 compared to $51.5 million in the prior year period. In both periods, this is driven by selling bitcoin above our cost basis.
Other expense (income)
Other expense totaled $404.0 million for the year ended December 31, 2025, compared to $0.6 million of Other income for the year ended December 31, 2024. Other expense in the current year contains the loss on fair value of the embedded derivative component of our 2031 Convertible Notes of $450.4 million, which was required to be classified as a derivative at fair value until we obtained sufficient authorized shares to settle the convertible notes in common stock, partially offset by the gain in fair value of $45.1 million on our capped calls which were also required to be classified as a derivative at fair value until we obtained approval to increase the authorized shares, and the gain on fair value of our Warrant liability of $19.3 million.
Income tax benefit (expense)
For the year ended December 31, 2025, we recorded a provision for income taxes of $3.3 million as a result of projected taxable income for the current year in the jurisdictions which we operate. For the year ended December 31, 2024, we recorded a provision for income taxes of $0.3 million.
Liquidity and Capital Resources
Cash used in operations was $207.9 million for the year ended December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of $628.3 million, total stockholders’ equity of $805.5 million and an accumulated deficit of $1,003.7 million. We fund operations primarily through a combination of at-the-market stock issuances, short-term and long-term financing arrangements, and bitcoin sales.
We have established an at-the-market sales agreement with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Compass Point Research & Trading, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, and BTIG, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $725.7 million. For the year ended December 31, 2025, we received net proceeds on sales of 33.3 million shares of common stock under the Amended and Restated Sales Agreement of approximately $195.5 million (net of commissions and expenses) at an average net selling price of $5.88 per share. For more information on our at-the-market sales agreement and our at-the-market offerings, see Note 17. Stockholders’ Equity.
We have a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we currently have a secured line of credit up to $25.0 million (the “Coinbase Overnight Credit Facility”), subject to credit review. We will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of December 31, 2025 we had nothing drawn on the Coinbase Overnight Credit Facility.
We also have a $100.0 million secured credit facility with Two Prime Lending Limited (“Two Prime Credit Facility”). Borrowings on this facility will be backed by the Company’s bitcoin held in a triparty account. We have not drawn on the Two Prime Credit Facility, and as such we had nothing outstanding on this facility as of December 31, 2025.
On May 22, 2025, we issued $172.5 million principal amount of convertible notes due in 2030 with an interest rate of 1.75% (the “2030 Convertible Notes”). The 2030 Convertible Notes are senior, unsecured obligations with interest due semiannually on May 15 and November 15 each year beginning on November 15, 2025.
On September 30, 2025, we issued an aggregate principal amount of $1,300.0 million of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes” and together with the 2030 Convertible Notes, the “Convertible Notes”). With the net proceeds of the 2031 Convertible Notes, we funded capped call transactions which are generally expected to reduce the potential dilution of the Company’s common stock that will initially underlie the 2031 Convertible Notes, and expect to use the remaining proceeds to finance a portion of the construction at the Barber Lake Facility, continue to develop our sites, and for general corporate purposes.
For more information on our 2030 Convertible Notes and 2031 Convertible Notes, see Note 16. Debt.
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

Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	December 31,
	2025	2024	2023
Net cash used in operating activities	$(207,938)	$(87,511)	$(94,241)
Net cash (used in) provided by investing activities	(336,611)	(192,129)	52,755
Net cash provided by financing activities	3,189,203	213,512	115,664
Net increase (decrease) in cash and cash equivalents, and restricted cash	$2,644,654	$(66,128)	$74,178
Operating Activities
Net cash used in operating activities increased by $120.4 million to $207.9 million for the year ended December 31, 2025 from $87.5 million for the year ended December 31, 2024. We incurred a net loss of $822.2 million for the year ended December 31, 2025, compared to a net loss of $44.6 million for the year ended December 31, 2024, representing an increase of $777.6 million. Cash flows used in operating activities was impacted by a $657.2 million increase in non-cash items, primarily driven by the change in fair value of embedded derivative of $450.4 million, impairment of long-lived assets of $45.3 million, write-down of assets held for sale of $96.1 million, $96.5 million increase in depreciation, an increase of $20.4 million in equity in losses of equity investees, partially offset by an increase of $72.6 million in non-cash consideration received for services and a decrease of $19.0 million in the change in fair value of our warrants. Additionally, changes in assets and liabilities resulted in an increase in cash used of $86.4 million between the year ended December 31, 2025 and 2024.
Investing Activities
Cash used in investing activities increased by $144.5 million to $336.6 million of net cash used in investing activities for the year ended December 31, 2025 compared to $192.1 million of net cash used in investing activities for the year ended December 31, 2024. This change primarily related to an increase of $348.4 million in purchases of property and equipment related to building out the Black Pearl and Barber Lake Facilities and new miner purchases, partially offset by a decrease of $158.1 million in deposits on equipment and an increase of $65.9 million in proceeds from the sale of bitcoin.
Financing Activities
Cash flows provided by financing activities increased by $2,975.7 million to $3,189.2 million net cash provided by financing activities for the year ended December 31, 2025 from $213.5 million net cash provided by financing activities for the year ended December 31, 2024. This change was primarily driven by $3,145.8 million of proceeds from the issuance of notes, net of issuance costs, and $50.0 million of proceeds from treasury stock reissued for PIPE investment, partially offset by a $26.2 million decrease in proceeds from the issuance of common stock, a $61.9 million increase in cash used to repurchase common shares to pay employee withholding taxes, and $82.7 million of cash used in the purchase of capped call options during the year ended December 31, 2025.
Contractual Obligations and Other Commitments
On December 17, 2021, we entered into a lease agreement for office space, amended in the second quarter of 2024, with a term through May 2029. Monthly rent payments associated with the amended lease are approximately $0.2 million.
We also entered into a series of agreements with affiliates of Luminant ET Services Company LLC (“Luminant”), including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to us where our data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) have been set up for our Odessa Facility. We entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support our planned operations. Management determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842, Leases (“ASC 842”) (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.
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
Non-GAAP Financial Measures
This press release includes supplemental financial measures for Adjusted Earnings (Loss) and Adjusted Earnings (Loss) per share - diluted, in each case that exclude the impact of (i) the non-cash change in fair value of derivative asset, (ii) share-based compensation expense, (iii) depreciation and amortization, (iv) deferred income tax expense, (v) nonrecurring gains and losses, (vi) the non-cash change in fair value of warrant liability, (vii) non-cash losses related to miners reclassified as held for sale, (viii) impairment of long-lived assets, and (ix) non-cash disposal of miners. These supplemental financial measures are not measurements of financial performance under accounting principles generally accepted in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors by excluding certain items that vary in our industry based on company policy.
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
The following is a reconciliation of our Adjusted Earnings (loss) to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Adjusted Earnings:
Net loss	$(822,244)	$(44,635)	$(25,777)
Change in fair value of power purchase agreement	28,860	7,921	(26,836)
Share-based compensation expense	52,787	42,132	38,470
Depreciation and amortization	198,973	102,448	59,093
Deferred income tax (benefit) expense	(4,269)	(937)	3,366
Other losses (gains) - nonrecurring	416,688	—	(2,355)
Change in fair value of warrant liability	(19,290)	(250)	243
Loss on miners held for sale	96,056	—	—
Impairment of long lived assets	45,317	—	—
Disposal of miners	29,358	—	—
Adjusted (loss) earnings	$22,236	$106,679	$46,204
The following is a reconciliation of our Adjusted Earnings (loss) per share - diluted to the most directly comparable GAAP measure for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Adjusted Earnings per share - diluted:
Net loss per share - diluted	$(2.15)	$(0.14)	$(0.10)
Change in fair value of power purchase agreement per diluted share	0.07	0.02	(0.11)
Share-based compensation expense per diluted share	0.14	0.13	0.15
Depreciation and amortization per diluted share	0.52	0.32	0.23
Deferred income tax (benefit) expense per diluted share	(0.01)	—	0.01
Other losses (gains) - nonrecurring per diluted share	1.09	—	(0.01)
Change in fair value of warrant liability per diluted share	(0.05)	—	—
Loss on miners held for sale per diluted share	0.25	—	—
Impairment of long lived assets per diluted share	0.12	—	—
Disposal of miners per diluted share	0.08	—	—
Adjusted earnings per diluted share	$0.06	$0.33	$0.17
Critical Accounting Policies, and Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. As of, and for the year ended December 31, 2025, the most significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuations of level 3 assets and liabilities, determination of our asset retirement obligations, impairment on long-lived assets, and the valuation allowance associated with our deferred tax assets. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported and future financial results.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us, adopted and not yet adopted as of the date of this report, is included in Note 2 to our consolidated financial statements located in “Part IV - Financial Statements, Item 1. Financial Statements” in this Annual Report.
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
Bitcoin we hold is accounted for under ASC 350-60, Crypto Assets (“ASC 350-60”), issued by the FASB in December 2023. Intangible assets under the scope of this subtopic are measured at fair value on our consolidated balance sheet. We determine the fair value of our bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform (Level 1 inputs). Prior to the adoption of ASU 2023-08, bitcoin was accounted for as an intangible asset subject to impairment. Upon adoption of ASC 350-60 on January 1, 2023, we recorded an opening adjustment to retained earnings of $0.2 million.
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
The estimated fair value of our derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years. The valuations performed by the third-party valuation firm engaged by management utilized pre-tax discount rates of 4.80% and 5.96% as of December 31, 2025 and December 31, 2024, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).
Asset retirement obligations
Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the construction, development and/or normal operation of a long-lived asset. We currently have asset retirement obligations (“ARO”) recorded related to the construction of data centers and installation of the related electrical infrastructure at the Odessa and Black Pearl Facilities. ASC 410, Asset Retirement and Environmental Obligations, requires an entity to record the fair value of a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made. Due to the long lead time involved until decommissioning activities occur, we use a present value technique to estimate the liability. A liability for the fair value of the ARO based on the expected present value of estimated future decommissioning costs with a corresponding increase to the carrying value of the related long-lived asset (leasehold improvements) recorded upon commencement of the respective site leases. The estimated capitalized asset retirement costs are depreciated using the straight-line method over the estimated remaining useful life of the related long-lived asset, with such depreciation included in depreciation expense in the consolidated statements of operations. The AROs are accreted based on the original discount rate and is recognized as an increase in the carrying amount of the liability and as a charge to accretion expense, which is included in depreciation expense in the consolidated statements of operations. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligation, management reassesses the AROs to determine whether any revisions to the obligation are necessary. Revisions to the estimated AROs for items such as (i) new liabilities incurred, (ii) liabilities settled during the period and (iii) revisions to estimated future cash flow requirements (if any), will result in adjustments to the related capitalized asset and corresponding liability.
In order to determine the fair value of an ARO, management makes certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.
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
Leases
We account for leases in accordance with ASC 842. Accordingly, management determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for our use by the lessor. Management’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which we are reasonably certain of not exercising, as well as periods covered by renewal options which we are reasonably certain of exercising. We also determine lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
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
Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition. For leases with a term of 12 months or less, any fixed payments are recognized on a straight-line basis over the lease term and are not recognized on our consolidated balance sheets as an accounting policy election. Leases qualifying for the short-term lease exception are insignificant. Variable lease costs are expensed as incurred and are not included in the measurement of ROU assets and lease liabilities.
ASC 842 provides practical expedients for an entity’s ongoing accounting. We elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of our lease components for balance sheet purposes.

Revenue recognition
We recognize revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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
We enter into bitcoin mining pools by executing a contract, which may be amended from time to time, with a mining pool operator to provide computing power to the mining pool. Providing computing power to a mining pool operator for the purpose of cryptocurrency transaction verification is an output of our ordinary activities. The contract is terminable at any time by either party with no substantive termination penalty. Our enforceable right to compensation begins when, and lasts for as long as, we provide computing power to the mining pool operator; our performance obligation extends over the contract term given our continuous provision of hashrate. This period of time corresponds with the period of service for which the mining pool operator determines compensation due to us. Given cancellation terms of the contract, and our customary business practice, the contract effectively provides us with the option to renew for successive contract terms of 24 hours. The options to renew are not material rights because they are offered at the standalone selling price of computing power. We elected the optional exemption to not disclose the transaction price allocated to remaining performance obligations that are part of a contract that has an original expected duration of one year or less.
The provision of computing power in accordance with the mining pool operator’s terms of service is the only performance obligation in our contract with the mining pool operator, our customer. In exchange for providing computing power pursuant to the mining pool’s terms of service, we are entitled to noncash consideration in the form of bitcoin, measured under the Full Pay Per Share (“FPPS”) approach. Under the FPPS approach, we are entitled to a fractional share of the fixed bitcoin award from the mining pool operator (referred to as a “block reward”) and potentially transaction fees generated from (paid by) blockchain users and distributed (paid out) to individual miners by the mining pool operator. Our fractional share of the block reward is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. We are entitled to our relative share of consideration even if a block is not successfully placed. In other words, we receive consideration once after the end of each 24-hour contract period, regardless of whether the pool successfully places a block. Our proportionate share of transaction fees is based on our contributed share of hashrate as a percentage of total network hashrate during the contract term.
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
Share-based compensation
We account for all share-based payments to employees, consultants and directors, which may include grants of stock options, stock appreciation rights, restricted stock awards, and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. As of December 31, 2023, we have awarded only RSUs with service-based vesting conditions (“Service-Based RSUs”) and performance-based RSUs with market-based vesting conditions (“Performance-Based RSUs”). Compensation expense for all awards is amortized based upon a graded vesting method over the estimated requisite service period. All share-based compensation expenses are recorded in Compensation and benefits in the consolidated statements of operations. Forfeitures are recorded as they occur.
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
Weighted average assumptions used in the November 17, 2021 Monte Carlo valuation model for Performance-Based RSUs awarded on that date were: expected volatility of 96.1% and a risk-free rate of 1.60% based upon a remaining term of 10 years. These assumptions were used to estimate share-based compensation expense related to our Performance-Based RSUs, which was recognized in our consolidated financial statements years ended December 31, 2025 and December 31, 2024, and which will continue to impact our consolidated financial results over the remaining weighted average derived service period of the Performance-Based RSUs, which, as of December 31, 2025 is expected to occur over the next 0.5 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The following discussion of our market risks involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report, see the Cautionary Note Regarding Forward-Looking Statements at the forepart of this Annual Report.
Our primary market risks are described below. We use various strategies to manage these risks; however, they may still from time to time impact our consolidated financial statements.
Bitcoin Price Risk
We hold bitcoin on our inventory at fair value, and as such we are exposed to the impact of the change in bitcoin price. As of December 31, 2025, we had 1,433 bitcoin in inventory. A 20% decrease in the price of bitcoin would result in an estimated $25.1 million increase in Net loss for the year ended December 31, 2025.
Power Price Risk
The estimated fair value of our Derivative asset related to our power purchase agreement is derived from Level 2 and Level 3 inputs. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity. A 10% decrease in power prices would result in an estimated $13.1 million decrease in the estimated fair value of the Derivative asset and increase in Net loss for the year ended December 31, 2025.
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
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2025, the end of the period covered by this Annual Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025. As previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2024, management previously identified a weakness in internal control over financial reporting related to Information Technology General Controls (“ITGC”). Specifically, the Company did not complete design and implementation of program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications and (ii) digital currency mining equipment, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level and manual controls related to revenue recognition that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
The material weakness described above did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report, and has been remediated as of December 31, 2025.
The registered public accounting firm that audited our consolidated financial statements within this Annual Report has issued an attestation report on our internal control over financial reporting.
Remediation of Material Weakness
As noted above, during management’s assessment of internal controls over financial reporting (“ICFR”), the previously disclosed material weakness related to certain ITGCs over change management controls was remediated in the current year.
As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors. During the year ended December 31, 2025, management implemented measures that remediated previously identified material weakness disclosed in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2024 related to certain ITGCs over change management controls by continuing to devote resources to key financial reporting and information technology areas, including hiring additional employees, using an external third-party internal audit and SOX 404 implementation consulting firm to improve the Company’s controls related to user access and segregation of duties, enhancing design and documentation related to governance over user access processes and related control activities, and developing robust processes to validate data received from third-parties and relied upon to generate financial statements that are complete and accurate.
Since the material weakness related to certain ITGCs over change management controls and lack of related compensating automated process-level and manual controls was identified, management has continued to implement and refine measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. During the year ended December 31, 2025, management enhanced its existing program change management controls for certain systems impacting the Company’s processes around revenue recognition and design of manual key reconciliation processes. As a result, management has concluded that the material weakness described above has been remediated, and the applicable controls have been in place for a sufficient period of time for management to conclude they are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING FIRM
To the Shareholders and Board of Directors of
Cipher Digital Inc.

Opinion on Internal Control over Financial Reporting
We have audited Cipher Digital Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of operations, changes in redeemable noncontrolling interest, and stockholders’ equity (deficit), and cash flows and the related notes and Schedule I listed in the Index at Item 15 (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated February 24, 2026 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.
San Francisco, CA
February 24, 2026

Item 9B. Other Information.
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
Our officers and directors from time to time may adopt trading plans to transact in our common stock for a variety of reasons, including tax considerations, investment diversification, or other personal reasons. During the three months ended December 31, 2025, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each such plan, a “Rule 10b5-1 Plan”), as described below. On December 19, 2025, Tyler Page, Chief Executive Officer, adopted a Rule 10b5-1 Plan, which covers the sale of up to 1,500,000 shares of our common stock until December 24, 2026.
No other directors or “officers” (as defined in Section 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers (ages as of the date of this Annual Report):

Name	Age	Title
Tyler Page	50	Chief Executive Officer and Director
Gregory Mumford	33	Chief Financial Officer
Patrick Kelly	47	Co-President and Chief Operating Officer
William Iwaschuk	50	Co-President, Chief Legal Officer and Corporate Secretary
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
Gregory Mumford has served as Cipher’s Chief Financial Officer since October 2025. Prior to Cipher, from December 2019 to September 2025, Mr. Mumford held several senior positions at Keefe, Bruyette & Woods (“KBW”), including Director and a leader in the Digital Assets & Infrastructure group in Keefe, Bruyette & Woods’ Investment Banking division. Mr. Mumford has over a decade of experience in financial services, credit, and capital markets. During his tenure at KBW and its affiliated entities, he advised on a broad range of M&A and capital markets activity with a focus on digital infrastructure and industrials. Prior to joining KBW, Mr. Mumford held various roles at one of Canada’s largest banks in their commercial and corporate banking group. He received his Bachelor of Commerce from McMaster University and is a CFA Charterholder.
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
The remaining information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV - FINANCIAL INFORMATION
Item 15. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Amended and Restated Certificate of Incorporation of Cipher Mining Inc.	8-K	001-39625	3.1	2/24/26
3.2	Amended and Restated Bylaws of Cipher Digital Inc.	8-K	001-39625	3.2	2/24/26
4.1	Description of Capital Stock.					*
4.2	Form of Debt Indenture	S-3ASR	333-281908	4.4	9/3/24
4.3	Indenture, dated as of May 22, 2025, between Cipher Mining Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39625	4.1	5/22/25
4.4	First Supplemental Indenture, dated as of May 22, 2025, between Cipher Mining Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39625	4.2	5/22/25
4.5	Form of 1.75% Convertible Senior Note Due 2030 (included as Exhibit A to Exhibit 4.4).	8-K	001-39625	4.3	5/22/25
4.6	Warrant Agreement, by and between Cipher Mining Inc. and Google LLC, dated September 24, 2025.	8-K	001-39625	4.1	9/25/25
4.7	Amended and Restated Warrant Agreement, by and among Cipher Mining Inc. and Google LLC, dated November 20, 2025.	8-K	001-39625	4.1	11/20/25
4.8	Indenture, dated as of September 30, 2025, between Cipher Mining Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39625	4.1	9/30/25
4.9	Form of certificate representing the 0.00% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1).	8-K	001-39625	4.2	9/30/25
4.10	Indenture, dated as of November 13, 2025, among Cipher Compute LLC, Cipher Barber Lake LLC, Cipher Songbird LLC, and Wilmington Trust, National Association, as trustee, relating to the 7.125% senior secured notes.	8-K	001-39625	4.1	11/13/25
4.11	Form of Note representing the 7.125% Senior Secured Notes due 2030 (included as Exhibit A to Exhibit 4.1).	8-K	001-39625	4.2	11/13/25
4.12	Supplemental Indenture, dated as of November 24, 2025, among Cipher Compute LLC, Cipher Barber Lake LLC, Cipher Songbird LLC, and Wilmington Trust, National Association, as trustee, relating to the 7.125% senior secured notes.	8-K	001-39625	4.1	11/24/25
4.13	Indenture, dated as of February 11, 2026, among Black Pearl Compute LLC, Cipher Black Pearl LLC, 11786 Wink LLC, Black Pearl Holdings LLC, and Wilmington Trust, National Association, as trustee, relating to the 6.125% senior secured notes.	8-K	001-39625	4.1	2/11/26
4.14	Form of Note representing the 6.125% Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.1).	8-K	001-39625	4.2	2/11/26

10.1	Amended and Restated Registration Rights Agreement among Good Works Acquisition Corp., Good Works Acquisition Corp.’ directors, Bitfury Top HoldCo and others, dated August 26, 2021	8-K	001-39625	10.2	8/31/21
10.2#	Form of Indemnification and Advancement Agreement for Cipher Mining Inc.	S-4/A	333-256115	10.16	6/15/21
10.3#	Form of Indemnification and Advancement Agreement for Cipher Mining Technologies Inc.	S-4/A	333-256115	10.17	6/15/21
10.4#	Cipher Mining Incentive Award Plan	8-K	001-39625	10.8	8/31/21
10.5#	Form of Cipher Mining Inc. Restricted Stock Grant Notice and Restricted Stock Agreement under Incentive Award Plan	8-K	001-39625	10.8(a)	8/31/21
10.6#	Form of Cipher Mining Inc. Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Incentive Award Plan	8-K	001-39625	10.8(b)	8/31/21
10.7#	Form of Cipher Mining Inc. Stock Option Grant Notice and Stock Option Agreement under Incentive Award Plan	8-K	001-39625	10.8(c)	8/31/21
10.8	Form of Cipher Mining Inc. Executive Officer Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Double Trigger) under Incentive Award Plan	8-K	001-39625	10.1	9/15/22
10.9	Power Purchase Agreement, dated June 23, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.22	7/9/21
10.10	First Amendment to the Power Purchase Agreement, dated July 9, 2021, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.23	7/9/21
10.11	Second Amendment to the Power Purchase Agreement, dated February 28, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	10-K	001-39625	10.35	3/4/22
10.12	Third Amendment to the Power Purchase Agreement, dated August 26, 2022, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	8-K	001-39625	10.1	9/1/22
10.13	Fourth Amendment to the Power Purchase Agreement, dated August 23, 2023, by and between Luminant ET Services Company LLC and Cipher Mining Technologies Inc.	8-K	001-39625	10.1	8/29/23
10.14	Lease Agreement, dated June 29, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.24	7/9/21
10.15	First Amendment to the Lease Agreement, dated July 9, 2021, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.25	7/9/21
10.16	Second Amendment to the Lease Agreement, dated August 23, 2023, by and between an affiliate of Luminant and Cipher Mining Technologies Inc.	8-K	001-39625	10.2	8/29/23
10.17	Purchase and Sale Agreement, dated June 28, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.26	7/9/21
10.18	First Amendment to the Purchase and Sale Agreement, dated July 9, 2021, by and between Vistra Operations Company LLC and Cipher Mining Technologies Inc.	S-4/A	333-256115	10.27	7/9/21
10.19#	Employment Agreement, dated as of May 11, 2021, by and between Tyler Page and Cipher Mining Technologies Inc.	S-4	333-256115	10.23	5/14/21

10.20#	Employment Agreement, dated as of May 11, 2021, by and between Edward Farrell and Cipher Mining Technologies Inc.	S-4	333-256115	10.24	5/14/21
10.21#	Employment Agreement, dated as of May 11, 2021, by and between William Iwaschuk and Cipher Mining Technologies Inc.	S-4	333-256115	10.25	5/14/21
10.22#	Employment Agreement, dated as of May 11, 2021, by and between Patrick Kelly and Cipher Mining Technologies Inc.	S-4	333-256115	10.26	5/14/21
10.23#	Employment Agreement, dated as of October 6, 2025, by and between Gregory Mumford and Cipher Mining Inc.					*
10.24#	Consulting Services Agreement, dated as of October 6, 2025, by and between Edward Farrell and Cipher Mining Inc.					*
10.25#	Amended and Restated Non-Employee Directors Compensation Policy.	10-Q	001-39625	10.1	8/13/24
10.26	Amendment No. 1 to Controlled Equity OfferingSM Sales Agreement by and among Cipher Mining Inc. and Cantor Fitzgerald & Co., Canaccord Genuity LLC, Compass Point Research & Trading, LLC, Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated and Virtu Americas LLC, dated March 6, 2024	8-K	001-39625	1.1	3/6/24
10.27	Amended and Restated Controlled Equity OfferingSM Sales Agreement by and among Cipher Mining Inc. and Cantor Fitzgerald & Co., Canaccord Genuity LLC, Compass Point Research & Trading, LLC, Needham & Company, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC and BTIG, LLC, dated September 3, 2024	8-K	001-39625	1.1	9/4/24
10.28†	Future Sales and Purchase Agreement, dated as of December 16, 2023, by and between Cipher Mining Infrastructure LLC and Bitmain Technologies Delaware Limited.	10-K	001-39625	10.36	3/5/24
10.29	Supplemental Agreement to the Future Sales and Purchase Agreement, dated June 5, 2024, by and between Cipher Mining Infrastructure LLC and Bitmain Technologies Delaware Limited	10-Q	001-39625	10.2	8/13/24
10.30	Amendment Agreement to the Future Sales and Purchase Agreement, dated July 10, 2024, by and between Cipher Mining Infrastructure LLC and Bitmain Technologies Delaware Limited	10-Q	001-39625	10.3	8/13/24
10.31^	Subscription Agreement, dated January 30, 2025, by and between Cipher Mining Inc. and Star Beacon LLC	8-K	001-39625	10.1	1/30/25
10.32	Registration Rights Agreement, dated January 30, 2025, by and between Cipher Mining Inc. and Star Beacon LLC	8-K	001-39625	10.2	1/30/25
10.33†^	Recognition Agreement, by and among Cipher Barber Lake LLC, Fluidstack USA II Inc. and Google LLC, dated September 24, 2025.	8-K	001-39625	10.1	9/25/25
10.34	Form of confirmation for the Capped Call Transactions.	8-K	001-39625	10.1	9/30/25
10.35*	Amended and Restated Recognition Agreement, by and among Cipher Barber Lake LLC, Fluidstack USA II Inc. and Google LLC, dated November 20, 2025.	8-K	001-39625	10.1	11/20/25
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Cipher Digital Inc.					*
23.1	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm.					*

23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
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

CIPHER DIGITAL INC.

Date: February 24, 2026	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2026	By:	/s/ Gregory Mumford
Gregory Mumford
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

SIGNATURES AND POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tyler Page, Gregory Mumford and William Iwaschuk, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, authorizing said persons and granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyler Page	Director, Chief Executive Officer	February 24, 2026
Tyler Page	(Principal Executive Officer)

/s/ Gregory Mumford	Chief Financial Officer	February 24, 2026
Gregory Mumford	(Principal Financial and Accounting Officer)

/s/ James Newsome	Chairman of the Board	February 24, 2026
James Newsome

/s/ Thomas Duda	Director	February 24, 2026
Thomas Duda

/s/ Holly Morrow Evans	Director	February 24, 2026
Holly Morrow Evans

/s/ Robert Flatley	Director	February 24, 2026
Robert Flatley

/s/ Cary Grossman	Director	February 24, 2026
Cary Grossman

/s/ Caitlin Long	Director	February 24, 2026
Caitlin Long

/s/ Wesley Williams	Director	February 24, 2026
Wesley Williams
Item 1. Financial Statements

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Cipher Digital Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Cipher Digital Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes and Schedule I listed in the Index at Item 15 (collectively referred to as the “financial statements”).
In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 24, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Revenue Recognition
Description of the Matter:
As described more fully in Note 2 in the financial statements, the Company enters into bitcoin mining pools by executing a contract, as amended from time to time, with a mining pool operator to provide computing power to the mining pool. Providing computing power to a mining pool operator for the purpose of cryptocurrency transaction verification is an output of the Company’s ordinary activities.
The principal consideration for our determination that performing procedures related to revenue recognition is a critical audit matter is due to the nature and extent of audit effort required to perform audit procedures over the completeness and occurrence of revenue recognized.

How we Addressed the Matter in our Audit:
5

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:
•We performed site visits at the Company’s mining facilities to perform observations of the physical controls and mining equipment inventory
•We independently traced certain financial and performance data directly to the blockchain network to test the occurrence and accuracy of mining revenue as a participant in the mining pools
•We independently confirmed with the third-party mining pool operator the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned, and the digital asset wallet addresses in which the rewards are deposited to test the occurrence and accuracy of mining revenue as the participant
•We performed analytical procedures over the completeness, occurrence and accuracy of revenue recognized by the Company
•We confirmed the year-end digital asset balances directly with the custodians of the Company’s wallets
Derivative accounting for a) the conversion feature embedded in the 2031 Convertible Notes, and b) the Capped Calls related to the 2031 Convertible Notes
Description of the Matter:
As described more fully in Note 16 in the financial statements, the Company issued the 2031 Convertible Notes on September 30, 2025. The 2031 Convertible Notes contained embedded derivatives requiring bifurcation at issuance stemming from the lack of authorized and unissued shares of common stock available to settle the 2031 Convertible Notes. Concurrent with the issuance of 2031 Convertible Notes, the Company entered into capped call transactions that were initially reported at fair value on the Company’s consolidated balance sheet also due to the lack of sufficient authorized and unissued shares of common stock.
Given the complexity involved in the accounting and reporting of these derivatives, auditing this account required significant auditor judgment.
How we Addressed the Matter in our Audit:
Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:
•We involved subject matter professionals to supplement the engagement team in evaluating the Company’s accounting for these transactions
•With the assistance of our valuation specialists, we evaluated the appropriateness of the valuation methodologies and models used by management. This included testing the completeness, accuracy, and relevance of the market data inputs and evaluating the significant assumptions for reasonableness
•We performed an independent revaluation of the embedded derivative and capped calls using our own valuation models, based on independently obtained market data
•We evaluated the adequacy of the Company’s disclosures related to these transactions

/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

San Francisco, CA
February 24, 2026
6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Cipher Digital Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Cipher Digital Inc. (formerly known as Cipher Mining Inc.) (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in redeemable noncontrolling interest and stockholders’ equity (deficit) and cash flows for the years ended December 31, 2024 and 2023, and the related notes and Schedule I listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Marcum LLP
Marcum LLP
We served as the Company’s auditor from 2021 to 2025.

San Francisco, CA
February 24, 2025, except for Schedule I listed in the Index at Item 15, as to which the date is February 24, 2026.
7

CIPHER DIGITAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$628,263	$5,585
Restricted cash, current	1,761,292	-
Accounts receivable	687	596
Receivables, related party	271	2,090
Prepaid expenses and other current assets	7,977	3,387
Bitcoin	125,400	92,651
Receivable for bitcoin collateral	-	32,248
Miners held for sale	94,879	-
Derivative asset	34,090	31,648
Total current assets	2,652,859	168,205
Restricted cash, noncurrent	275,076	14,392
Property and equipment, net	622,455	480,865
Deposits on equipment	10,962	38,872
Intangible assets, net	77,388	8,881
Investment in equity investees	29,400	53,908
Derivative asset	22,720	54,022
Operating lease right-of-use asset	11,321	12,561
Security deposits	27,732	19,782
Other noncurrent assets	561,995	3,958
Total assets	$4,291,908	$855,446
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,064	$22,699
Accrued expenses and other current liabilities	90,086	69,824
Finance lease liability, current portion	4,237	3,798
Operating lease liability, current portion	1,731	3,127
Warrant liability	525,160	-
Short-term borrowings	37,793	32,330
Total current liabilities	699,071	131,778
Long-term borrowings, net	2,711,648	-
Asset retirement obligations	33,696	20,282
Finance lease liability	3,094	7,331
Operating lease liability	8,545	9,833
Deferred tax liability	-	4,269
Total liabilities	3,456,054	173,493
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	30,319	-
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025, and December 31, 2024	-	-
Common stock, $0.001 par value, 1,000,000,000 and 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively, 412,074,529 and 361,432,449 shares issued as of December 31, 2025 and December 31, 2024, respectively, and 404,963,061 and 350,783,817 shares outstanding as of December 31, 2025, and December 31, 2024, respectively	412	361
Additional paid-in capital	1,808,786	863,015
Accumulated deficit	(1,003,656)	(181,412)
8

Treasury stock, at par, 7,111,468 and 10,648,632 shares at December 31, 2025 and December 31, 2024, respectively	(7)	(11)
Total stockholders’ equity	805,535	681,953
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$4,291,908	$855,446
The accompanying notes are an integral part of these consolidated financial statements.
9

CIPHER DIGITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue - bitcoin mining	$223,942	$151,270	$126,842
Costs and operating (expenses) income
Cost of revenue	(81,216)	(62,364)	(50,309)
Compensation and benefits	(79,129)	(60,796)	(57,399)
General and administrative	(36,382)	(32,655)	(27,796)
Depreciation and amortization	(198,973)	(102,448)	(59,093)
Change in fair value of power purchase agreement	(28,860)	(7,921)	26,836
Power sales	7,870	5,405	9,941
Equity in losses of equity investees	(20,822)	(384)	(2,530)
Unrealized (losses) gains on fair value of bitcoin	(41,603)	11,313	3,299
Realized gains on sale of bitcoin	7,126	51,548	7,739
Other operating (losses) gains	(173,516)	3,333	2,355
Total costs and operating expenses	(645,505)	(194,969)	(146,957)
Operating loss	(421,563)	(43,699)	(20,115)
Other income (expense)
Interest income	19,479	3,384	164
Interest expense	(36,559)	(1,708)	(1,999)
Change in fair value of warrant liability	19,290	250	(243)
Other expense	(406,204)	(2,544)	(17)
Total other expense	(403,994)	(618)	(2,095)
Loss before taxes	(825,557)	(44,317)	(22,210)
Current income tax expense	(956)	(1,255)	(201)
Deferred income tax benefit (expense)	4,269	937	(3,366)
Total income tax benefit (expense)	3,313	(318)	(3,567)
Net loss	(822,244)	(44,635)	(25,777)
Less: Net loss attributable to redeemable noncontrolling interest	-	-	-
Net loss available for common stockholders	$(822,244)	$(44,635)	$(25,777)
Loss per share - basic and diluted	$(2.15)	$(0.14)	$(0.10)
Weighted average shares outstanding - basic and diluted	381,602,904	323,103,303	252,439,461
The accompanying notes are an integral part of these consolidated financial statements.
10

CIPHER DIGITAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)

Year Ended December 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	361,432,449	$361	$863,015	$(181,412)	(10,648,632)	$(11)	$681,953	$-
Acquisition of redeemable noncontrolling interest								30,319
Issuance of common shares, net of offering costs - At-the-market offering	33,268,137	33	195,447	-	-	-	195,480	-
Treasury stock reissued for PIPE Investment	-	-	49,990	-	10,438,413	10	50,000	-
Delivery of common stock underlying restricted stock units and performance stock units, net of shares settled for tax withholding settlement	15,149,848	16	(88,263)	-	(6,901,249)	(6)	(88,253)	-
Warrants exercised	2,224,095	2	(1)	-	-	-	1	-
2031 Convertible Note embedded derivative and Capped Call reclassification to Equity	-	-	737,019	-	-	-	737,019	-
Share-based compensation	-	-	51,579	-	-	-	51,579	-
Net loss	-	-	-	(822,244)	-	-	(822,244)	-
Balance as of December 31, 2025	412,074,529	$412	$1,808,786	$(1,003,656)	(7,111,468)	$(7)	$805,535	$30,319

Year Ended December 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336	$-
Issuance of common shares, net of offering costs - At-the-market offering	52,825,758	53	221,642	-	-	-	221,695	-
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	12,330,155	12	(27,648)	-	(5,329,958)	(6)	(27,642)	-
Share-based compensation	-	-	41,199	-	-	-	41,199	-
Net loss	-	-	-	(44,635)	-	-	(44,635)	-
Balance as of December 31, 2024	361,432,449	$361	$863,015	$(181,412)	(10,648,632)	$(11)	$681,953	$-

The accompanying notes are an integral part of these consolidated financial statements.
11

CIPHER DIGITAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)

Year Ended December 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	251,095,305	$251	$453,854	$(111,209)	(3,543,347)	$(4)	$342,892	$-
Cumulative effect upon adoption of ASU 2023-08	-	-	-	209	-	-	209
Issuance of common shares, net of offering costs - At-the-market offering	37,433,923	37	132,406	-	-	-	132,443	-
Issuance of common stock - Black Pearl asset acquisition	2,397,424	2	6,998	-	-	-	7,000
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	4,942,906	5	(3,906)	-	(1,775,327)	(1)	(3,902)	-
Share-based compensation	406,978	1	38,470	-	-	-	38,471	-
Net loss	-	-	-	(25,777)	-	-	(25,777)	-
Balance as of December 31, 2023	296,276,536	$296	$627,822	$(136,777)	(5,318,674)	$(5)	$491,336	$-
The accompanying notes are an integral part of these consolidated financial statements.
12

CIPHER DIGITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(822,244)	(44,635)	(25,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,973	102,448	59,093
Amortization of operating right-of-use asset	1,646	1,249	822
Share-based compensation	52,787	42,132	38,470
Equity in losses of equity investees	20,822	384	2,530
Write-down of assets held for sale	96,056	-	-
Loss on disposal of assets	31,427	290	-
Impairment of property and equipment	45,317	-	-
Amortization of debt discount and issuance costs	17,932	-	-
Non-cash lease expense	1,036	919	1,940
Deferred income taxes	(4,269)	(937)	3,366
Non-cash consideration received for services	(223,851)	(151,296)	(126,319)
Change in fair value of derivative assets	(16,201)	7,921	(26,836)
Change in fair value of warrant liability	(19,290)	(250)	243
Change in fair value of embedded derivative	450,440	-	-
Change in fair value of bitcoin collateral	(5,731)	(546)	-
Change in fair value of bitcoin loan	781	(669)	-
Unrealized gains on fair value of bitcoin	41,603	(11,313)	(3,299)
Realized gains on sale of bitcoin	(7,126)	(51,548)	(7,739)
Changes in operating assets and liabilities	(68,046)	18,340	(10,735)
Net cash used in operating activities	(207,938)	(87,511)	(94,241)
Cash flows from investing activities
Proceeds from sale of bitcoin	214,737	148,870	111,188
Purchases of bitcoin	(2,430)	-	-
Deposits on equipment	(4,874)	(162,958)	(33,906)
Purchases of property and equipment	(487,921)	(139,495)	(20,480)
Purchases and development of software	(1,442)	(1,423)	(634)
Purchases of strategic contracts	(32,554)	-	-
Investment in equity investees	(22,127)	(37,123)	(3,545)
Capital distributions from equity investees	-	-	3,808
Prepayments on financing lease	-	-	(3,676)
Net cash (used in) provided by investing activities	(336,611)	(192,129)	52,755
Cash flows from financing activities
Proceeds from notes, net of issuance costs	3,145,829	-	-
Proceeds from the issuance of common stock, net of offering costs	195,473	221,694	132,444
Proceeds from treasury stock reissued for PIPE investment	50,000	-	-
Purchase of capped call options	(82,680)	-	-
Repurchase of common shares to pay employee withholding taxes	(89,585)	(27,641)	(3,902)
Proceeds from loan	-	25,000	-
Principal payments on loan	(25,000)	-	-
Principal payments on financing lease	(4,834)	(5,541)	(12,878)
Net cash provided by financing activities	3,189,203	213,512	115,664
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,644,654	(66,128)	74,178
Cash, cash equivalents, and restricted cash, beginning of the period	$19,977	86,105	11,927
Cash and cash equivalents, and restricted cash, end of the period	$2,664,631	$19,977	$86,105
13

The accompanying notes are an integral part of these consolidated financial statements

CIPHER DIGITAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental information
Cash paid for interest	$1,451	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Reclassification of embedded derivative liability to equity	$737,019	$-	$-
Issuance of warrant liability	$544,450	$-	$-
Property and equipment purchases in accounts payable and accrued expenses	$67,241	$42,192	$-
Bitcoin transferred for rehypothecated collateral	$31,720	$31,702	$-
Reclassification of deposits on equipment to property and equipment	$31,453	$154,898	$74,186
Recognition of redeemable noncontrolling interest upon consolidation	$30,319	$-	$-
Bitcoin loan payments	$26,847	$-	$-
Bitcoin received from equity investees	$25,813	$18,089	$317
Bitcoin received as a loan	$16,551	$9,976	$-
Non-cash consideration transferred in acquisition of intangible asset	$14,650	$-	$-
Initial estimate of asset retirement obligation and related capitalized costs	$10,743	$-	$-
Sales tax accrual on machines placed in service	$4,496	$2,219	$1,209
Right-of-use asset obtained in exchange for operating lease liability	$491	$6,733	$2,812
Bitcoin paid for interest on loan	$140	$1,977	$-
Treasury stock reissued for PIPE investment	$10	$-	$-
Settlement of related party payable related to master services and supply agreement	$-	$1,554	$-
Right-of-use asset obtained in exchange for finance lease liability	$-	$-	$14,212
Issuance of common stock in exchange for intangible assets	$-	$-	$7,000

The following table provides a reconciliation of Cash and cash equivalents together with Restricted cash as reported within the Consolidated Balance Sheets to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
	2025	2024	2023
Cash and cash equivalents	$628,263	$5,585	$74,178
Restricted cash, current	1,761,292	-	-
Restricted cash, noncurrent	275,076	14,392	11,927
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,664,631	$19,977	$86,105

14

The accompanying notes are an integral part of these consolidated financial statements.
15

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION
Nature of operations
Cipher Digital Inc. (“Cipher,” “CDI,” or the “Company”) is focused on the development and operation of industrial-scale data centers for bitcoin mining and high-performance compute (“HPC”) hosting. The Company operates two wholly-owned bitcoin mining data centers, a 207 MW site located in Odessa, Texas that draws fixed priced power from a power purchase agreement with its electricity provider (the “Odessa Facility”) and a 300 MW data center in Wink, Texas that draws power from the power grid (the “Black Pearl Facility”). As of December 31, 2025, the Company also had equity investments in three partially-owned joint venture bitcoin mining data centers, which were sold on February 19, 2026. The Company is in the process of retrofitting the Black Pearl Facility for an HPC tenant, with an expected commencement date of mid-2026. The Company’s portfolio as of December 31, 2025 also includes three wholly-owned sites and one majority owned joint venture which have not commenced operations, and options to acquire three additional wholly-owned sites.
Risks and uncertainties
Liquidity and capital resources
The Company has historically experienced net losses and negative cash flows from operations; however, proceeds from sales of bitcoin are categorized as cash flows from investing activities to the extent bitcoin is sold after seven days from receipt. As of December 31, 2025, the Company had approximate balances of cash and cash equivalents of $628.3 million, working capital of $1,953.8 million, total stockholders’ equity of $805.5 million and an accumulated deficit of $1,003.7 million. The Company uses a combination of short-term and long-term financing arrangements, proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, and strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.
The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $207.9 million of cash was used for operating activities during the year ended December 31, 2025.
During the year ended December 31, 2025, the Company sold bitcoin for proceeds of approximately $214.7 million, paid approximately $487.9 million for property and equipment primarily related to the build-out of the Black Pearl and Barber Lake facilities.
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
Refer to Note 16. Debt for more details on all debt arrangements.
Management believes that the Company’s existing financial resources, and ability to obtain project level financing, combined with projected cash and bitcoin inflows from its data centers, its ability to sell bitcoin received or earned, and its intent and ability to sell common stock through at-the-market offerings will be sufficient to enable the Company to meet its operating and capital requirements for at least 12 months from the date these consolidated financial statements are issued.
16

CIPHER DIGITAL INC.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuations of its derivative asset and warrant liability, useful lives and impairment considerations of property and equipment, the asset retirement obligations and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents consist of funds held in money market accounts. The Company had $628.3 million and $5.6 million in cash equivalents as of December 31, 2025 and 2024, respectively.
Restricted cash
Restricted cash primarily relates to proceeds from the 2030 Senior Secured Notes, issued by Cipher Compute LLC, which the Company is restricted from using for general corporate purposes and is using to finance the construction of the Barber Lake Facility. As these funds are being used in the short term to build out the facility before the lease of the facility is expected to commence in September 2026, this restricted cash is classified in current assets on the Company’s consolidated balance sheets.
Restricted cash classified as noncurrent on the Company’s consolidated balance sheets represents cash required to be held in a debt service account related to the 2030 Senior Secured Notes, as well as amounts pledged as collateral to Luminant ET Services Company LLC (“Luminant”), and Vistra Operations Company, LLC (“Vistra”), a Luminant affiliate, primarily related to the Luminant Power Agreement (defined below in Note 4. Derivative Asset). Previously these amounts were held by each respective counterparty, and classified in the Company's financials as Security deposits. In September 2024, the Company moved the collateral to a money market account in the Company's name with a bank letter of credit. The collateral restrictions related to the Luminant Power Agreement will lapse upon termination of the agreement.
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of Cash and cash equivalents, and Restricted cash. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on these deposits.
17

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable
The Company’s accounts receivable balance consists of amounts due from its only customer, a mining pool operator. Amounts recorded in accounts receivable consist of the block rewards and transaction fees earned the last day (last contract period) of the year, but not yet received from the mining pool operator. No allowance was recorded as of December 31, 2025 or 2024.
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
Refer to Note 20. Fair Value Measurements, for further information about the Level 3 asset and liability activity and Level 3 inputs.
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
Bitcoin held by the Company are accounted for as intangible assets under ASC 350-60, Crypto Assets (“ASC 350-60”). Intangible assets under the scope of this subtopic are measured at fair value on the Company’s consolidated balance sheets. The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company has determined is its principal market for bitcoin (Level 1 inputs).
Prior to the adoption of ASU 2023-08 Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), bitcoin was accounted for as an intangible asset subject to impairment. Upon adoption of ASC 350-60 on January 1, 2023, the Company recorded an opening adjustment to retained earnings of $0.2 million.
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
18

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivable for bitcoin collateral
Receivable for bitcoin is included in current assets on the consolidated balance sheets. This balance represents bitcoin pledged to counterparties as collateral which can be rehypothecated, and therefore is derecognized from the Company’s bitcoin balance. The receivable is recorded at fair value, with changes in fair value recorded in Other income (expense) on the consolidated statements of operations. No allowance was recorded as of December 31, 2025 or 2024.
Miners held for sale
Miners held for sale represents the Company’s miners at the Black Pearl Facility which the Company determined meet the criteria to be classified as held for sale as of December 31, 2025. Once assets are classified as held for sale, the Company ceases recording depreciation on those assets. Assets held for sale are measured at the lower of their carrying value or estimated fair value less cost to sell. Upon disposal, the Company recognizes a realized gain or loss equal to the net proceeds received, reduced by any direct selling costs incurred, compared to the carrying value of the assets at the disposal date.
Property and equipment, net
Property and equipment consists primarily of miners and mining equipment, leasehold improvements and construction-in-progress at the Company’s data centers which are held and used, and is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements include capitalized asset retirement costs (see the related Asset Retirement Obligations policy below) and the substation right-of-use asset (further discussed in Note 13. Leases), both of which are amortized over the shorter of the estimated useful life of the related assets, or the related lease. All other leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the remaining life of the related lease. Costs of maintenance, repairs and minor replacements are expensed when incurred. Construction-in-progress is comprised of assets which have not been placed into service and is not depreciated until the related assets or improvements are ready to be placed into service.
The estimated useful lives for all property and equipment are as follows:

Useful lives (in years)
Miners and mining equipment	3
Leasehold improvements	5 to 20
Other	3 to 7
Infrastructure assets	10 to 20
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
The Company accounts for the costs of software developed for internal use by capitalizing costs incurred during the application development stage to Intangible assets, net on its consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company plans to amortize the capitalized costs of internal-use software on a straight-line basis over the estimated useful life of the asset, which is expected to be three years. The Company will recognize the amortization of software in depreciation expense on the consolidated statements of operations once the software is technologically feasible.
19

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Investment in equity investees
The Company accounts for investments using the equity method of accounting if the investments provide the Company the ability to exercise significant influence, but not control, over its investees. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, an investment in the common stock of an investee (including a joint venture) shall be initially measured and recorded at cost; however, an investor shall initially measure at fair value an investment in the common stock of an investee (including a joint venture) recognized upon the derecognition of a distinct nonfinancial asset at the time that control over the distinct nonfinancial asset is transferred to the equity investee, such as that which occurs upon the transfer of miners and mining equipment to a joint venture from the Company.
The Company’s investments are subsequently adjusted to recognize its share of net income or losses as they occur. The Company also adjusts its investment upon receipt of bitcoin from an equity investee, which is accounted for as a distribution-in-kind that is measured as of time of receipt. The Company’s share of investees’ earnings or losses is recorded, net of taxes, within equity in losses of equity investees on the Company’s consolidated statements of operations. Additionally, the Company’s interest in the net assets of its equity method investees is reflected on its consolidated balance sheets. If, upon the Company’s contribution of nonfinancial assets to a joint venture, there is any difference between the cost of the investment and the amount of the underlying equity in the net assets of the investee, the difference is required to be accounted for as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the Company is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.
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
Asset retirement obligations
Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the construction, development and/or normal operation of a long-lived asset. The Company currently has two asset retirement obligations (“ARO”) recorded related to the construction of the data center and installation of the related electrical infrastructure at the Odessa Facility and the Black Pearl Facility. ASC 410, Asset Retirement and Environmental Obligations (“ASC 410”) requires an entity to record the fair value of a liability for an ARO in the period in which it is
20

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
incurred if a reasonable estimate of fair value can be made. Due to the long lead time involved until decommissioning activities occur, the Company uses a present value technique to estimate the liability. A liability for the fair value of the ARO based on the expected present value of estimated future decommissioning costs with a corresponding increase to the carrying value of the related long-lived asset (leasehold improvements) was recorded upon commencement of activities at the Odessa and Black Pearl Facilities, respectively. The estimated capitalized asset retirement costs are depreciated using the straight-line method over the estimated remaining useful life of the related long-lived asset, with such depreciation included in depreciation expense in the consolidated statements of operations. The ARO is accreted based on the original discount rate and is recognized as an increase in the carrying amount of the liability and a charge to accretion expense, which is included in depreciation expense in the consolidated statements of operations. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligation, the Company reassesses its ARO to determine whether any revisions to the obligation are necessary. Revisions to the estimated ARO for items such as (i) new liabilities incurred, (ii) liabilities settled during the period and (iii) revisions to estimated future cash flow requirements (if any), will result in adjustments to the related capitalized asset and corresponding liability.
In order to determine the fair value of the ARO, the Company’s management made certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective. See additional information regarding the ARO in Note 15. Asset Retirement Obligations.
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
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheets at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any accrued or prepaid rents and/or unamortized initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company generally uses its incremental borrowing rate, determined based on information available at lease commencement, if rates implicit in its leasing arrangements are not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment of the associated lease. ROU assets will be reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
ASC 842 provides practical expedients for an entity’s ongoing accounting. The Company elected the practical expedient not to separate lease and non-lease components for all leases, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes. Refer to Note 13. Leases for additional information.
21

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Short-term borrowings
Short-term borrowings includes debt with maturity dates less than one year. The Company has elected the fair value option for debt denominated in bitcoin. The change in fair value for bitcoin-denominated debt is recorded in Other income (expense). Refer to Note 16. Debt for details.
Long-term borrowings, net
Long-term borrowings, net represents the Company’s convertible senior notes and senior secured notes. The Company records the aggregate principal amount of each of its long-term debt instruments as a liability on the balance sheet, offset by the instrument’s issuance costs. The issuance costs are amortized to interest expense using the effective interest rate method over the expected term of each instrument. For the Company’s convertible notes due in 2031, the Company determined the embedded conversion feature did not meet the criteria for equity classification and therefore needs to be accounted for as a derivative liability measured at fair value. Refer to Note 16. Debt for more details.
Redeemable noncontrolling interest
Redeemable noncontrolling interest represent a 47% noncontrolling ownership in Colchis, variable interest entity (“VIE”), and a consolidated subsidiary of the Company. The entity is deemed a VIE as it does not have sufficient equity-at-risk to finance its activities. As the managing member, the Company has the power to direct the activities that most significantly impact Colchis’s economic performance. Accordingly, the Company was determined to be the primary beneficiary of the VIE and therefore consolidates the entity in its consolidated financial statements. Redeemable noncontrolling interests are presented outside of permanent equity on the consolidated balance sheets as they are redeemable by the holders of the noncontrolling interest and the redemption is outside the control of the Company. The redeemable noncontrolling interests were initially recorded at their issuance date fair value of $30.3 million. The Company subsequently measures the carrying amount of the redeemable noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. For interests that are redeemable in the future, we recognize changes in the redemption value immediately as they occur.
Common stock warrants
As part of the business combination with Good Works Acquisition Corp. (“GWAC”), the Company assumed common stock warrants that were originally issued in GWAC’s initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). No Public Warrants and Private Placement Warrants were outstanding as of December 31, 2025. See Note 18. Warrants for additional information on the Public Warrants and Private Placement Warrants.
On September 24, 2025, as consideration for Google agreeing to backstop certain obligations of Fluidstack in connection with the Barber Lake Facility lease, the Company entered into a warrant agreement with Google (the “Google Warrant Agreement”). The Google Warrants have an exercise period beginning on the commencement date of the Barber Lake Facility lease and expiring on September 24, 2030. The Google Warrants are recorded at fair value in Warrant liability on the Company’s consolidated balance sheets and changes in the fair value are recorded in Change in fair value of warrant liability on the Company’s consolidated statement of operations.
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
22

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
23

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Noncash consideration is measured at fair value at contract inception, 0:00:00 UTC. Fair value of the bitcoin consideration is determined using the quoted price on the Company’s principal market for bitcoin at the beginning of the contract period at the single bitcoin level (one bitcoin). This amount is recognized in revenue over the contract term as hashrate is provided. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of bitcoin) are not included in the transaction price and hence are not included in revenue. Changes in fair value of the noncash consideration post-contract inception that are due to reasons other than form of consideration (other than changes in the market value of bitcoin) are measured based on the guidance on variable consideration, including the constraint on estimates of variable consideration.
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
During the year ended December 31, 2025, the Company earned revenue of $157.0 million from pool operator Foundry USA Pool (“Foundry”), representing 70% of total consolidated revenue.
Cost of revenue
Cost of revenue consists primarily of direct production costs of bitcoin mining operations, which consists mainly of electricity expenses, but excludes depreciation which is separately stated.
Share-based compensation
The Company accounts for all share-based payments to employees, consultants and directors, which may include grants of stock options, stock appreciation rights, restricted stock awards and restricted stock units (“RSUs”) to be recognized in the consolidated financial statements, based on their respective grant date fair values. As of December 31, 2025, the Company has awarded only RSUs with service-based vesting conditions (“Service-Based RSUs”) and performance-based RSUs with market-based vesting conditions (“Performance-Based RSUs”). Compensation expense for all awards is amortized based upon a graded vesting method over the estimated requisite service period. All share-based compensation expenses are
24

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recorded in general and administrative expense in the consolidated statements of operations. Forfeitures are recorded as they occur. See also Note 19. Share-Based Compensation below.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company did not have any accrued interest or penalties related to uncertain tax positions recorded as of December 31, 2025 or December 31, 2024, and no amounts have been recognized in the Company’s consolidated statements of operations.
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
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, Bitcoin Mining. Refer to Note 21. Segment Reporting for more details.
Earnings per share
Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts net income (loss) and net income (loss) per common share for the effect of all potentially dilutive shares of Common Stock. Potentially dilutive common shares consist of the Company’s outstanding warrants to purchase Common Stock, potential shares of common stock issuable upon conversion of the convertible notes are computed using the if-converted method, as well as unvested restricted stock units (“RSUs”).
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
25

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s potentially dilutive common shares have been excluded from the computation of diluted net loss per common share when the effect would be to reduce the net loss per common share, or increase the net income per common share.
The following is a reconciliation of the numerator and denominator of the diluted loss per share computations for the periods indicated below:

	Year Ended December 31,
	2025	2024	2023
Basic and diluted loss per share:
Net loss	$(822,244)	$(44,635)	$(25,777)

Weighted average shares outstanding - basic	381,602,904	323,103,303	252,439,461
Add:
RSUs	-	-
Weighted average shares outstanding - diluted	381,602,904	323,103,303	252,439,461

Net loss per share - basic	$(2.15)	$(0.14)	$(0.10)
The following table presents the common shares that are excluded from the computation of diluted net loss per common share at December 31, 2025, 2024, and 2023, because including them would have been antidilutive.

	December 31,
	2025	2024	2023
Note conversion	161,930,746	—	—
Google warrants	24,178,576	—	—
Unvested RSUs	15,798,382	15,922,220	21,304,952
Public warrants	—	8,613,980	8,499,080
Private placement warrants	—	—	114,000
	201,907,704	24,536,200	29,918,032
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
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency if income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on January 1, 2025. The Company adopted ASU 2023-09 effective January 1, 2025, reflecting the additional required disclosures on a prospective basis within Note 22. Income Taxes.
In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU seeks to provide clarity if profits interest awards are in scope for Topic 718 or Topic 720. This ASU is effective for the Company January 1, 2025. The Company adopted this standard on January 1, 2025 and it did not have a significant impact on its consolidated financial statements.
26

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently issued accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 seeks to improve disclosures around expenses and provide more detail to investors about certain times of expenses in commonly presented captions. The updated guidance is effective for the Company on January 1, 2027. The Company is currently evaluating the impact this amended guidance may have on the notes to its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 seeks to improve the relevance and consistency in application of Subtopic 470-20 around when the terms of convertible debt instruments are changed to incentivize conversion. The updated guidance is effective for the Company on January 1, 2026. The Company is currently evaluating the impact of ASU 2024-04 and does not expect the adoption of this ASU to have a material impact on its financial statements and disclosures.
NOTE 3. BITCOIN
The following table presents information about the Company’s bitcoin (in thousands):

	For the Year Ended December 31,
	2025	2024
Opening balance	$92,651	$32,978
Bitcoin received from equity investees	25,813	18,089
Bitcoin received from mining activities	199,579	151,296
Bitcoin received from loan	16,551	9,976
Bitcoin paid for interest on loan	(140)	(1,977)
Proceeds from sales of bitcoin	(214,737)	(148,870)
Realized gains on sales of bitcoin, net	7,126	51,548
Unrealized (losses) gains on fair value of bitcoin	(41,603)	11,313
Bitcoin purchased	2,430	-
Realized loss on bitcoin transferred to collateral, net(1)	(3,195)	-
Bitcoin transferred from collateral, net	40,925	(31,702)
Ending balance	$125,400	$92,651
(1) Realized loss on bitcoin transferred to collateral, net is classified under other income (expense) on the consolidated statements of operations
The Company held approximately 1,433 and 994 bitcoin at December 31, 2025, and December 31, 2024, respectively. The associated fair values and cost bases of bitcoin held were $125.4 million, and $154.1 million, respectively, at December 31, 2025, and $92.7 million, and $79.8 million, respectively at December 31, 2024. Fair value of bitcoin is estimated using the closing price at 23:59:59 UTC in the Company’s principal market, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a first-in-first-out (“FIFO”) basis.
As of December 31, 2025, the Company had no bitcoin pledged as collateral related to the Coinbase Overnight Credit Facility. As of December 31, 2024, the Company had 345 bitcoin with a fair value of $32.2 million pledged as collateral related to the Coinbase Overnight Credit Facility. Restrictions on this bitcoin pledged as collateral lapse upon repayment of the outstanding balance drawn on this facility. The collateral pledged related to the Coinbase Overnight Credit Facility can be rehypothecated and therefore is derecognized from the Company’s ending bitcoin balance, and recorded in Receivable for bitcoin collateral on the Company’s consolidated balance sheets. Any difference in cost basis of the bitcoin transferred is recorded in Realized gains on sale of bitcoin on the Company’s consolidated statements of operations.
Additionally, the Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of December 31, 2025, and December 31, 2024 the Company had no bitcoin pledged as part of trading strategies.
27

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. DERIVATIVE ASSETS
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
The Company’s management determined that the Luminant Power Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Luminant Power Agreement is recorded at its estimated fair value each reporting period with the change in the fair value recorded in change in fair value of derivative asset in the consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 20. Fair Value Measurements.
The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From Power sales, the Company earned approximately $7.9 million, $5.4 million, and $9.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and recorded this amount within Costs and operating (expenses) income on the consolidated statements of operations, with the corresponding cost of the power sold recorded in Cost of revenue.
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Miners and mining equipment	$289,680	$342,111
Leasehold improvements	134,122	137,582
Land	79,054	49,021
Buildings	66,594	—
Infrastructure	108,827	28,166
Other	1,873	606
Construction-in-progress	276,470	82,017
Total cost of property and equipment	956,620	639,503
Less: accumulated depreciation	(334,165)	(158,638)
Property and equipment, net	$622,455	$480,865
As of December 31, 2025, the Company had approximately $276.5 million of construction-in-progress related to construction at various sites. For the year ended December 31, 2025, $144.8 million of Construction-in-progress related to the build out of the Black Pearl Facility was placed into service.
Depreciation expense was approximately $199.0 million, $102.4 million, and $59.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and included approximately $2.7 million, $1.9 million, and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, of accretion expense related to the Company’s asset retirement obligations.
The Company completed a quantitative assessment during the fourth quarter in connection with a substantial decline in the price of bitcoin with increased network hashrate, and concluded an impairment existed on the miners and leasehold improvements at the Odessa Facility as of the assessment date. The Company recorded an impairment of $45.3 million on these long-lived assets at the Odessa Facility in Other operating losses in the year ended December 31, 2025.
Separately, the Company also identified miners which were deemed beyond repair. The Company recorded a loss on disposal on these miners equal to their aggregate net book value of $29.4 million under Other operating losses in the year ended December 31, 2025 as a result.
28

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. DEPOSITS ON EQUIPMENT
As of December 31, 2025, the Company has a nonrefundable deposit with American Electric Power Company, Inc. (“AEP”) for $5.3 million related to construction costs to energize a wholly-owned site in LaSalle, Texas (the “Reveille Facility”), paid as a Contributions in Aid of Construction (“CIAC”) payment.
As of December 31, 2024, Deposits on equipment primarily represented deposits on mining rigs.

NOTE 7. MINERS HELD FOR SALE
As of December 31, 2025, the Company has presented separately from Property and equipment, net $94.9 million of mining rigs that the Company has determined meet the criteria to be classified as held for sale, and has presented these in Miners held for sale on the Company’s consolidated balance sheets.
The Company has been engaging in various negotiations to sell the mining rigs at the Black Pearl Facility following the signing of a sublease on the site to transition the site to host an HPC tenant. The mining rigs are expected to be sold within one year of December 31, 2025. Upon classifying the miners as held for sale, the Company ceased depreciation and recognized a loss of $96.1 million on the fair value of the miners. The loss is recorded in Other operating (losses) gains on the Company’s consolidated statements of operations. For the year ended December 31, 2025, the Black Pearl Facility generated revenue of approximately $57.9 million from these miners.
No assets were classified as held for sale as of December 31, 2024.
NOTE 8. INVESTMENTS IN JOINT VENTURES
The Company accounted for its 49% equity ownership in each of Alborz LLC, Bear LLC, and Chief Mountain LLC (the “WindHQ JV sites”) using the equity method of accounting. The book value of these investments is included in Investment in equity investees on the Company’s consolidated balance sheets, with the Company’s portion of income included in Equity in losses of equity investees on the Company’s consolidated statements of operation.
Activity in the Company’s investments in equity investees during the year ended December 31, 2025, and 2024, consisted of the following (in thousands):

	For the Year Ended December 31,
	2025	2024
Opening balance	$53,908	$35,258
Capital contributions	22,127	37,123
Accretion of basis differences related to miner contributions	4,658	5,343
Bitcoin received from equity investees	(25,813)	(18,089)
Equity in net losses of equity investees	(25,480)	(5,727)
Ending Balance	$29,400	$53,908
On February 19, 2026, the Company sold its 49% interests in the WindHQ JV sites to Canaan U.S. Inc (“Canaan”) in exchange for $29.4 million of Canaan stock. The Company recorded an additional expense in Equity in losses of equity investees in the year ended December 31, 2025 to adjust the carrying value of its investments to the negotiated purchase price.
In October 2025, the Company purchased 53% of the equity in Colchis LLC (“Colchis”), a joint venture of a potential 1 GW site in Texas, the “Colchis Site.” The Company is the managing member and consolidates Colchis, and records redeemable noncontrolling interest for the minority interest in the site. The Company deems the noncontrolling interest to be redeemable due to certain clauses in the agreement, which could trigger the redemption of the noncontrolling shares upon events outside of the Company's control.
There were no changes in ownership of Colchis LLC for the year ended December 31, 2025 after the Company’s original investment.
29

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contracts	$76,135	$(729)	$75,406
Capitalized software	2,848	(866)	1,982
Total	$78,983	$(1,595)	$77,388

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$7,000	$(379)	$6,621
Capitalized software	2,653	(393)	2,260
Total	$9,653	$(772)	$8,881
The Company recorded amortization expense related to intangible assets of $0.6 million for the year ended December 31, 2025, $0.5 million for the year ended December 31, 2024, and $0.0 million for the year ended December 31, 2023. During the year ended December 31, 2025, the Company acquired strategic contracts for $56.6 million and $12.6 million related to the development of the Colchis and Ulysses sites, respectively, and wrote off $1.2 million of capitalized software related to software projects the Company is no longer pursuing. The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Year Ended December 31, 2026	917
Year Ended December 31, 2027	917
Year Ended December 31, 2028	826
Year Ended December 31, 2029	615
Year Ended December 31, 2030	445
NOTE 10. SECURITY DEPOSITS
The Company’s security deposits consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Oncor Facility Extension security deposits	27,020	18,810
Other deposits	712	972
Total security deposits	$27,732	$19,782
As part of various transactions to acquire wholly-owned sites, the Company has deposits with Oncor Electric Delivery Company LLC (“Oncor”) to construct infrastructure to provide the ability to energize each data center. These deposits are eligible to be returned to the Company if the data centers energize an agreed upon capacity within an agreed upon timeframe. As of December 31, 2025 the Company believes these deposits will be returned.
NOTE 11. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets were $8.0 million and $3.4 million as of December 31, 2025 and December 31, 2024, respectively, primarily consisting of prepaid insurance as of December 31, 2025, and December 31, 2024.
30

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Construction costs	$36,081	$2,675
Accrued interest	16,892	1,329
Contingent liabilities	14,650	—
Taxes (primarily sales tax)	9,310	14,607
Employee compensation	5,847	4,449
Professional fees	3,994	8,246
Power costs	2,622	—
Other	690
Barber Lake site deposit payable	—	8,297
Remaining payments for miners in service	—	30,221
Total accrued expenses and other current liabilities	$90,086	$69,824
NOTE 12. RELATED PARTY TRANSACTIONS
Related party receivables
The Company recorded related party receivables of approximately $0.3 million and $2.1 million, as of December 31, 2025 and December 31, 2024, respectively, representing amounts owed to the Company from its equity method investees.
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
NOTE 13. LEASES
Barber Lake Facility Lease
On September 24, 2025, the Company’s subsidiary Cipher Barber Lake LLC (“Cipher Barber Lake”) entered into a lease with Fluidstack USA II Inc. (“Fluidstack”) which provides for the development of a data center facility on, and lease of the Barber Lake Facility (the “Barber Lake Facility Lease”) for HPC. The Company expects to deliver the facility to Fluidstack by September 2026. Fluidstack’s obligations to pay rent under the lease begin on the commencement dates of the lease and will continue for a 10-year term, as well as for the two five-year extension options, as applicable. As part of the Barber Lake Facility Lease, the Company is required to provide certain services for the data center including supplying power, environmental controls, physical security and connectivity products to Fluidstack, and failure to provide these services may result in additional costs under the lease.
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
31

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Black Pearl Facility Lease
The Company and its wholly-owned subsidiary, Cipher Black Pearl LLC (“Black Pearl”), assumed a lease for an approximately 75 acre plot of land in Winkler County, Texas in December 2023, for the purpose of constructing a data center, and ancillary infrastructure to construct the Black Pearl Facility. The initial term of the lease is ten years, and includes four consecutive renewal options for ten years each.
Reveille Facility Lease
The Company and its wholly-owned subsidiary, Cipher Reveille LLC (“Reveille”), assumed a lease for up to 52 acres of land in LaSalle, Texas, in October 2024 for the purpose of constructing a data center, and ancillary infrastructure to construct the Reveille Facility. The initial term of the lease is ten years, and includes two consecutive renewal options for ten years each.
Office and warehouse leases
The Company leases office space for its headquarters in New York, New York, and office space in Charleston, South Carolina, and Denver, Colorado.
In April 2025, the Company entered into a commercial lease for a warehouse in Odessa, Texas.
All of the Company's office leases are classified as operating leases.
Additional lease information
Components of the Company’s lease expenses are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance leases:
Amortization of ROU assets (1)	$3,044	$3,043	$3,110
Interest on lease liability	1,036	1,430	1,940
Total finance lease expense	4,080	4,473	5,050
Operating leases:
Operating lease expense	2,642	2,167	1,955
Total operating lease expense	2,642	2,167	1,955
Total lease expense	$6,722	$6,640	$7,005
(1)Amortization of finance lease ROU asset is included within depreciation expense.
The Company did not incur any variable lease costs during any of the periods presented.
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flows - operating lease	$4,079	$2,138	$1,655
Right-of-use asset obtained in exchange for operating lease liabilities	491	$6,733	$2,812
32

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term – finance lease (in years)	1.7	2.7
Weighted-average remaining lease term – operating lease (in years)	7.3	8.0
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	8.0%	8.0%
Finance lease ROU assets(1)	$5,073	$8,117
(1)As of December 31, 2025, the Company recorded accumulated amortization of $7.4 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.
As of December 31, 2025, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Year Ended December 31, 2026	4,834	2,485	7,319
Year Ended December 31, 2027	3,223	2,496	5,719
Year Ended December 31, 2028	—	2,279	2,279
Year Ended December 31, 2029	—	1,105	1,105
Year Ended December 31, 2030	—	204	204
Thereafter	—	6,602	6,602
Total lease payments	8,057	15,171	23,228
Less present value discount	(726)	(4,895)	(5,621)
Total	$7,331	$10,276	$17,607
NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of December 31, 2025. In the normal course of business, the Company enters into contracts with suppliers, primarily related to construction, and has commitments of approximately $713.5 million as of December 31, 2025. The majority of commitments relate to construction at the Barber Lake Facility, which is expected to be completed in 2026. Construction costs associated with the project are fully funded with Restricted cash, current.
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
33

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 15. ASSET RETIREMENT OBLIGATIONS
The following is a summary of the changes in the Company’s AROs (in thousands):

Balance as of December 31, 2023	$18,394
Accretion expense	1,888
Balance as of December 31, 2024	$20,282
Initial estimate of ARO liability for the Black Pearl Facility	10,743
Accretion expense	2,671
Balance as of December 31, 2025	$33,696
In June 2025, as part of placing the assets related to the Black Pearl Facility into service, the Company recorded an asset retirement obligation for the Black Pearl Facility to restore the land to its original condition at the end of the lease for $10.7 million, to be depreciated straight-line over the estimated remaining useful lives of the assets related to the facility.
NOTE 16. DEBT
Short-term borrowings
Coinbase Master Loan Agreement
The Company has the Coinbase Master Loan Agreement, under which the Company established the Coinbase Overnight Credit Facility of $25.0 million, subject to credit review. The Company will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Credit Facility is determined based on the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan, and market demand. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the Lending Service Provider’s platform. Since the Lender has the right to rehypothecate the bitcoin held as collateral, the Company derecognizes the bitcoin transferred. The Company has the right to receive the bitcoin back from the Lender upon repayment of the Coinbase Overnight Credit Facility, and as such recognized a receivable for bitcoin collateral measured at fair value of the bitcoin to be received upon repayment.
As of December 31, 2025, the Company had nothing outstanding on the Coinbase Overnight Credit Facility. The Company had $25.0 million balance outstanding on the Coinbase Overnight Credit Facility at a weighted average interest rate of 9.5% as of December 31, 2024.
Two Prime Lending Facility
The Company also has a $100.0 million secured credit facility with Two Prime Lending Limited (“Two Prime Credit Facility”). Borrowings on this facility will be backed by the Company’s bitcoin held in a triparty account. The Company has not drawn on the Two Prime Credit Facility, and as such has nothing outstanding on this facility as of December 31, 2025.
Luxor Purchase and Sale Agreement
The Company has the ability to enter into agreements with Luxor Technology Corporation (“Luxor”) to borrow bitcoin to be repaid at a fixed amount of bitcoin per day over fixed periods. The Company records the outstanding balance at fair value in Short-term borrowings based on the current bitcoin price, with changes in fair value recorded in Other income (loss).
34

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Company had no ongoing transactions with Luxor under the Luxor Purchase and Sales Agreement. As of December 31, 2024 the Company owed approximately 80.3 bitcoin valued at $7.3 million related to this agreement.
Current Portion of Long-term debt
As of December 31, 2025 the Company also included $37.8 million of principal payments of the 2030 Senior Secured Notes in short-term borrowings on the Company’s consolidated balance sheet as these payments are due within one year.
Long-term borrowings
The following summarizes the Company’s long-term borrowings, net of debt issuance cost as of the period presented:

	December 31, 2025
	Maturity Date	Interest Rate	Outstanding Principal	Unamortized debt issuance costs and original issue discounts and premium, net	Current portion of Long-term Debt	Outstanding Borrowings, net
Long-term borrowings:
2030 Convertible Notes	May 2030	1.75%	$172,500	$(4,857)	$—	$167,643
2031 Convertible Notes	October 2031	0.00%	1,300,000	(429,158)	—	870,842
2030 Senior Secured Notes	November 2030	7.13%	1,733,000	(22,044)	(37,793)	1,673,163
Total Long-term borrowings			$3,205,500	$(456,059)	$(37,793)	$2,711,648

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
2031 Convertible Notes
35

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Before July 1, 2031, the 2031 Convertible Notes will be convertible only upon satisfaction of certain conditions and during a certain period. On or after July 1, 2031, the 2031 Convertible Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date (the “2031 Note Conversion Option”). The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The Company’s ability to elect to settle conversions in whole or in part in shares of common stock will, subject to a limited exception, be subject to receipt of stockholder approval for an increase in the number of its authorized shares of common stock or the Company otherwise increasing the number of shares of its common stock available to settle conversions of the 2031 Convertible Notes, which was obtained on October 30, 2025. The initial conversion rate is 62.3733 shares of the Company’s common stock per $1,000 principal amount of the 2031 Convertible Notes, which represents an initial conversion price of approximately $16.03 per share of the Company’s common stock.
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
In accounting for the issuance of the 2031 Convertible Notes, the 2031 Note Conversion Option of the 2031 Convertible Notes was deemed an embedded derivative that required bifurcation from the 2031 Convertible Notes and separate accounting as a derivative liability, resulting from the Company not having the necessary number of authorized but unissued shares of its common stock available to settle the 2031 Note Conversion Option. The proceeds from the 2031 Convertible Notes were first allocated to the embedded derivative and the remaining proceeds were allocated to the 2031 Convertible Notes. On October 30, 2025, the Company amended its charter to increase the number of authorized shares to allow for equity classification of the 2031 Note Conversion Option, and the fair value at that time of $864.8 million was reclassified into Additional Paid in Capital. This resulted in a $450.4 million loss recorded in Other expense for the year ended December 31, 2025.
In connection with the pricing of the offering of 2031 Convertible Notes, the Company entered into capped call transactions with certain of the initial purchasers or their affiliates and certain other financial institutions (the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2031 Convertible Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2031 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Convertible Notes. The cap price of the Capped Call Transactions is initially $23.32 per share. The cost of the Capped Call Transactions was approximately $82.7 million. This resulted in a $45.1 million gain recorded in Other expense for the year ended December 31, 2025
The Capped Call Transactions were initially reported at fair value on the Company’s consolidated balance sheets, and were reclassified into Additional Paid-In-Capital on October 30, 2025 and no longer required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
2030 Senior Secured Notes
On November 13, 2025, Cipher Compute LLC (“Cipher Compute”), a wholly-owned indirect subsidiary of the Company, issued an aggregate principal of $1.4 billion of 7.125% Senior Secured Notes due 2030 (the “2030 Senior Secured Notes”). The 2030 Senior Secured Notes are senior secured obligations of Cipher Compute and bear interest at a rate of 7.125% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. The 2030 Senior Secured Notes will mature on November 15, 2030, unless earlier redeemed or repurchased in accordance with their
36

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
terms. On November 24, 2025, Cipher Compute issued an additional series of $333.0 million aggregate principal amount of the 2030 Senior Secured Notes.
The principal amount of the 2030 Senior Secured Notes will amortize on a semi-annual basis on May 15 and November 15 of each year in amounts based on schedules in the Indenture. No amortization will be payable prior to the completion of the Barber Lake Facility. Required amortization shall be subject to adjustment in case of partial redemption or repurchase.
On or after November 15, 2027, the Company may redeem the 2030 Senior Secured Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the indenture. Prior to November 15, 2027, the Company may redeem the 2030 Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2030 Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to November 15, 2027, the Company may redeem up to 40% of the aggregate principal amount of the 2030 Senior Secured Notes in an amount not to exceed the amount of the proceeds of certain equity offerings, at the redemption price set forth in the indenture, plus accrued and unpaid interest.
As of December 31, 2025, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
2026	$37,793
2027	152,305
2028	156,874
2029	161,580
2030	1,224,448
Thereafter	—
Total principal of long-term borrowings	$1,733,000
NOTE 17. STOCKHOLDERS’ EQUITY
As of December 31, 2025, 1,010,000,000 shares with a par value of $0.001 per share are authorized, of which 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).
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
During the year ended December 31, 2025, the Company issued 10,084,960 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, 4,706,682 shares of Common Stock upon the vesting and settlement of performance-based stock awards, and 358,206 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 6,901,249 of these shares of Common Stock from officers and employees, with a fair value of approximately $89.6 million, to cover taxes related to the settlement of vested RSUs and PSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.
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
37

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to the Amended and Restated Sales Agreement, the Company may offer and sell, from time to time through or to the Agents, shares of the Company’s Common Stock, for aggregate gross proceeds of up to $725.7 million (the “Shares”), which consists of up to $600.0 million of Shares, which can be issued and sold pursuant to the Company’s shelf registration statement on Form S-3ASR, filed with the SEC on September 3, 2024, which became immediately effective upon filing, and a prospectus supplement dated September 3, 2024, filed by the Company with the SEC.

Pursuant to the Amended and Restated Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Amended and Restated Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Amended and Restated Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Amended and Restated Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Amended and Restated Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Amended and Restated Sales Agreement. During the year ended December 31, 2025, in connection with the Amended and Restated Sales Agreement, the Company received proceeds of $195.5 million, net of issuance costs, from the sale of 33,268,137 shares of common stock, with an average net selling price of $5.88 per share.
NOTE 18. WARRANTS
The Company assumed Common Stock warrants that were originally issued in the Good Works Acquisition Corp (“GWAC”) initial public offering (the “Public Warrants”), as well as warrants that were issued in a private placement that closed concurrently with GWAC’s initial public offering (the “Private Placement Warrants”). The Public and Private Placement Warrants entitled the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment. There were no Private Warrants outstanding as of December 31, 2025. On November 26, 2025, the Company delivered a notice of redemption to redeem all of its outstanding Public Warrants. Upon delivery of the notice of redemption, all Public Warrants were exercised on a “cashless basis.” Accordingly, the payment obligation of exercising holders’ under the Public Warrants was netted against the shares otherwise due upon exercise and the exercising warrant holders received 0.2687 of a share of Common Stock for each Warrant surrendered for exercise. As a result, no Public Warrants were outstanding as of December 31, 2025.
On September 24, 2025, as consideration for Google agreeing to backstop certain obligations of Fluidstack in connection with the Barber Lake Facility lease, the Company entered into the Google Warrant Agreement, pursuant to which the Company issued to Google warrants to purchase 24,178,576 shares (the “Warrant Shares”) of the Company’s Common Stock for an exercise price of $0.01 per share of Common Stock (the “Google Warrants”). The Google Warrants have an exercise period beginning on the commencement date of the Barber Lake Facility lease and expiring on September 24,
38

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2030. Additionally, if, on the business day prior to the beginning of the exercise period under the Google Warrant Agreement, the value of the Warrant Shares does not equal or exceed $430.0 million, the Company shall be obligated to issue additional Warrant Shares and/or make a cash payment equal in the aggregate to such shortfall amount on the terms set forth in the Warrant Agreement. The Google Warrants are recorded at fair value in Warrant liability on the Company’s consolidated balance sheets and changes in the fair value are recorded in Change in fair value of warrant liability on the Company’s consolidated statements of operations.
The Company recorded an asset of $544.5 million in Other noncurrent assets on the consolidated balance sheets at the fair value of the Google Warrants at issuance to represent the value of Google agreeing to make the lease payments from Fluidstack in the event of Fluidstack not fulfilling its obligations under the lease. The Company will amortize this asset over the life of the lease on a straight-line basis to recognize the benefit over the term of the benefit derived from the backstop.
NOTE 19. SHARE-BASED COMPENSATION
The Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”) provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, RSUs and other stock or cash-based awards to employees, consultants and directors. Upon vesting of an award, the Company may either issue new shares or reissue treasury shares.
Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Award Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2025, this resulted in an increase of 10,523,515 shares of Common Stock available for issuance under the Incentive Award Plan. As of December 31, 2025, 15,118,752 shares of Common Stock were available for issuance under the Incentive Award Plan.
The Company recognized total share-based compensation in Compensation and benefits on the consolidated statements of operations for the following categories of awards as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Service-based RSUs	$38,792	$35,440	$24,936
Performance-based RSUs	13,995	5,166	12,630
Common stock, fully-vested	—	1,526	904
Total share-based compensation expense	$52,787	$42,132	$38,470
Service-based RSUs
A summary of the Company's unvested Service-Based RSU activity for the year ended December 31, 2025 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	15,922,220	$2.65
Granted	4,805,472	$5.83
Vested	(10,084,960)	$2.79
Unvested at December 31, 2025	10,642,732	$3.95
As of December 31, 2025, there was approximately $25.5 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 0.9 years.
39

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Performance-Based RSUs
In 2021, the Company issued 4,257,710 performance-based RSUs (the “2021 Performance-Based RSUs”) at a weighted average grant date fair value of $7.76. As of December 31, 2025, 2,838,474 of the 2021 Performance-Based RSUs were vested.
There was no unrecognized compensation expense related to unvested performance-based RSUs at December 31, 2025.
Two-thirds of the outstanding 2021 Performance-Based RSUs have vested upon the Company achieving a market capitalization equal to or exceeding $5 billion and $7.5 billion. One-third remains outstanding and will vest upon the company achieving a market capitalization equal to or exceeding $10 billion, over a 30-day lookback period and subject to the CEO’s continuous service through the end of the applicable 30-day period. In the event of a change in control and CEO’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day lookback period). Any 2021 Performance-Based RSUs that do not vest prior to the CEO’s termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration.
On February 26, 2025, the Company issued an additional 2,490,943 Performance-Based RSUs (the “2025 Performance-Based RSUs”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $5.01. There was approximately $7.5 million in unrecognized compensation expense related to the 2025 Performance-Based RSUs at December 31, 2025, which is expected to be recognized over a weighted-average vesting period of approximately 1.13 years, regardless of whether the market conditions required for vesting are achieved.
As of the end of the performance period, the Compensation Committee of the Board of Directors certified that the Company’s common stock achieved the necessary Total Shareholder Return (TSR) relative to the TSR of peer companies identified in the grant agreements and overall TSR for the performance period, and earned 225% of the 2025 Performance-Based RSUs originally granted, resulting in the issuance of 5,604,621 shares. One-third of the earned PSUs vested on December 31, 2025, and the remaining two-thirds of the earned PSUs will vest in equal quarterly installments over the following two years with the first such vesting date occurring on March 31, 2026.
The grant date fair value of the 2025 Performance-Based RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

Risk-free interest rate	4.14%
Expected volatility	111.5%
NOTE 20. FAIR VALUE MEASUREMENTS
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
40

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$535,085	$-	$-	$535,085
Restricted cash
Money market securities	2,035,631	-	-	2,035,631
Bitcoin	125,400	-	-	125,400
Accounts receivable	687	-	-	687
Derivative asset	-	-	56,810	56,810
	$2,696,803	$-	$56,810	$2,753,613
Liabilities included in:
Warrant liability	-	-	525,160	525,160
	$-	$-	$525,160	$525,160

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$4,314	$-	$-	$4,314
Restricted cash
Money market securities	14,392	-	-	14,392
Bitcoin	92,651	-	-	92,651
Receivable for bitcoin collateral	-	32,248	-	32,248
Accounts receivable	596	-	-	596
Derivative assets	-	-	85,670	85,670
	$111,953	$32,248	$85,670	$229,871
Liabilities included in:
Short-term borrowings
Bitcoin loan payable	$7,330	$-	$-	$7,330
	$7,330	$-	$-	$7,330
The Company’s financial assets and liabilities not subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):
41

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$167,643	$-	$591,768	$-	$591,768
2031 Convertible Notes	$870,842	$-	$1,547,533	$-	$1,547,533
2030 Senior Secured Notes	$1,673,163	$-	$1,769,514	$-	$1,769,514
	$2,711,648	$-	$3,908,815	$-	$3,908,815

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
Power purchase agreement
The Company’s power purchase agreement, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the consolidated statements of operations. Subsequent changes in fair value are also recorded to Change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2 and Level 3 inputs (i.e., unobservable inputs) due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years, and a remaining term of approximately 1.6 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 4.80% and 5.96% as of December 31, 2025 and December 31, 2024, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains and losses associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).
The following table presents the changes in the estimated fair value of the power purchase agreement measured using significant unobservable inputs (Level 3) for the year ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024
Opening balance	$85,670	$93,591
Change in fair value	(28,860)	(7,921)
Ending balance	$56,810	$85,670
Level 3 liabilities

Google Warrants
The Company’s Google Warrants (as defined in Note 18. Warrants) were classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the
42

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Google Warrants used assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The initial valuation of the Google Warrants was recorded to Warrant liability on the Company’s consolidated balance sheets, and subsequent changes in fair value are also recorded to Change in fair value of warrant liability in the Company’s consolidated statements of operations.
The Company engaged a third-party valuation firm to determine the fair value of the Google Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Google Warrants as of the date indicated:

December 31, 2025
Risk-free rate	3.54%
Dividend yield rate	0.00%
Volatility	107.00%
Contractual term (in years)	4.75
The following table presents changes in the estimated fair value of the Google Warrants (amounts in thousands):

Balance as of December 31, 2024	—
Fair value of warrants as of issuance date	544,450
Change in fair value	(19,290)
Balance as of December 31, 2025	$525,160
NOTE 21. SEGMENT REPORTING
The Company currently has one operating segment, Bitcoin Mining, which through operations produce bitcoin to generate revenue. The Chief Operating Decision Maker (“CODM”) for the Company consists of the CEO and CFO. The CODM reviews the performance of the Company’s operating segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources. Asset information is not regularly provided to the CODM for resource allocation as a large portion of assets are property and equipment that cannot be repurposed for other revenue streams. In future periods, the Company expects to have an additional segment related to construction of data centers for HPC tenants when leases for those data centers commence operations.

The Company’s revenues, significant expenses, operating income, and net income by segment for the years ended December 31, 2025, 2024 and 2023 are summarized in the following table (in thousands):

Year Ended December 31, 2025
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$223,942	$223,942
Costs and operating (expenses) income
Cost of revenue	(81,216)
Depreciation and amortization	(198,973)
Change in fair value of power purchase agreement	(28,860)
Unrealized loss on fair value of bitcoin	(41,603)
Realized gains on sale of bitcoin	7,126
Equity in losses of equity method investees	(20,822)
Other segment items(1)	(165,646)
Segment operating loss	(306,052)	(306,052)
Adjustments(2)		(115,511)
Operating loss		(421,563)
Interest income		19,479
43

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense		(36,559)
Other non-operating items(3)		(386,914)
Loss before taxes		$(825,557)

Year Ended December 31, 2024
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$151,270	$151,270
Costs and operating (expenses) income
Cost of revenue	(62,364)
Depreciation and amortization	(102,448)
Change in fair value of power purchase agreement	(7,921)
Unrealized gain on fair value of bitcoin	11,313
Realized gains on sale of bitcoin	51,548
Equity in losses of equity method investees	(384)
Other segment items(1)	8,738
Segment operating income	49,752	49,752
Adjustments(2)		(93,451)
Operating loss		(43,699)
Interest income		3,384
Interest expense		(1,708)
Other non-operating items(3)		(2,294)
Loss before taxes		$(44,317)

Year Ended December 31, 2023
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$126,842	$126,842
Costs and operating (expenses) income
Cost of revenue	(50,309)
Depreciation and amortization	(59,093)
Change in fair value of power purchase agreement	26,836
Unrealized gain on fair value of bitcoin	3,299
Realized gains on sale of bitcoin	7,739
Equity in losses of equity method investees	(2,530)
Other segment items(1)	12,296
Segment operating income	65,080	65,080
Adjustments(2)		(85,195)
Operating loss		(20,115)
Interest income		164
Interest expense		(1,999)
Other non-operating items(3)		(260)
Loss before taxes		$(22,210)

(1) Other segment items included in Bitcoin Mining include Power sales, and Other losses, including impairment on miners.
44

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
NOTE 22. INCOME TAXES
For the years ended December 31, 2025, 2024, the Company recorded a deferred tax benefit, and for the year ended December 31, 2023 the Company recorded a deferred tax expense, related to changes in deferred tax liabilities associated with derivatives and joint venture instruments (refer to Note 8. Investments In Joint Ventures for more details on the Company’s joint ventures). Current income taxes are based upon the current period’s income taxable for federal and state tax reporting purposes. The Company does not have any foreign operations or tax effects. The Company’s state taxes are primarily driven from Texas. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and net operating loss (“NOL”) carryforwards.
The components of the Company’s income tax provision are listed below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
State	$956	$1,255	$201
Total current	956	1,255	201
Deferred:
Federal	$(4,269)	$(937)	$3,366
Total deferred	(4,269)	(937)	3,366
Income tax provision	$(3,313)	$318	$3,567
Under adoption of ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total expense for income taxes for the year ended December 31, 2025 is shown below (in thousands, except for percentages):

	Amount	Percent
Tax expense (benefit) at the U.S. statutory rate	$(173,367)	21.0%
State income taxes, net of federal income tax effect	761	(0.1)%
Nontaxable or nondeductible items
Stock compensation	(29,200)	3.5%
162m limitations	32,192	(3.9)%
MTM adjustments	82,931	(10.0)%
Non-deductible interest on convertible debt	3,812	(0.5)%
Investment in joint ventures	(409)	0.0%
Other permanent differences	27	0.0%
Other adjustments	(5)	0.0%
Change in valuation allowance	79,945	(9.7)%
Income tax provision	$(3,313)	0.3%
The state and local tax jurisdiction that makes up the majority of the effect of the state and local tax line item in 2025 is Texas.
45

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of taxes as the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
	2024	2023
Income tax benefit at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(2.3)%	(0.7)%
162m limitations	(20.3)%	(5.3)%
Stock compensation	9.7%	(30.3)%
Permanent differences	(0.1)%	(0.5)%
Difference and changes in tax rates	—%	—%
RTP and other	2.5%	(16.2)%
Change in valuation allowance	(11.2)%	16.1%
Income tax provision	(0.7)%	(15.9)%
Under adoption of ASU 2023-09, cash paid for income taxes, net of refunds for the year ended December 31, 2025 was as follows:

Year Ended December 31,
2025
Federal	$—
State
Texas	798
New York	(259)
Other States	16
Foreign	—
Total cash paid for income taxes, net of refunds	$555
Significant components of the Company’s deferred tax assets and liabilities were as follows:
46

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$51,187	$25,521
Share-based compensation	4,386	2,117
Accruals and other temporary differences	2,588	3,517
Intangible assets	3,385	3,432
Lease liability	3,777	5,113
Property and equipment, net	47,646	5,440
Bitcoin holdings	3,451	—
Non-deductible interest	—	59
Gross deferred tax assets	116,420	45,199
Valuation allowance	(95,054)	(13,461)
Net deferred tax assets	21,366	31,738
Deferred tax liabilities:
Right-of-use asset	(4,725)	(5,305)
Derivatives	(12,176)	(18,316)
Joint venture investments	(4,465)	(9,430)
Bitcoin holdings	—	(2,956)
Property and equipment, net	—	—
Gross deferred tax liabilities	(21,366)	(36,007)
Net deferred tax liabilities	$—	$(4,269)
As required by ASC 740, management of the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, management has determined that it is more likely than not that the Company will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $95.1 million as of December 31, 2025. The valuation allowance increased by $81.6 million during the year ended December 31, 2025. primarily as a result of the increased tax basis over book basis in property and equipment and the net operating losses generated in the current year.
As of December 31, 2025, the Company had federal, and state and local NOL carryforwards of approximately $236.4 million and $30.4 million, respectively. The federal NOL carryforwards do not expire, but the state and local NOL carryforwards expire if not utilized prior to 2045.
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
At December 31, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had no accrued interest or penalties related to uncertain tax positions in either period.
47

CIPHER DIGITAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report. No subsequent events have been identified other than those disclosed in these consolidated financial statements except for the following:
Black Pearl Compute LLC Senior Secured Notes
On February 11, 2026, the Company’s wholly-owned indirect subsidiary Black Pearl Compute LLC completed its previously announced private offering of 6.125% Senior Secured Notes due 2031. The aggregate principal amount of notes sold in the offering was $2.0 billion.
Name Change
On February 20, 2026, the Board of Directors approved an amendment to our Second Amended and Restated Certificate of Incorporation to change the name of the Company to “Cipher Digital Inc.” The amendment became effective upon filing with the Delaware Secretary of State on February 20, 2026. The Board of Directors also approved and adopted amendments to the Company’s Amended and Restated Bylaws, effective immediately to change the name of the Company to “Cipher Digital Inc.”
WindHQ JV Sites Sale
On February 19, 2026, the Company sold its 49% interests in the WindHQ JV sites to Canaan U.S. Inc. For more details refer to Note 8. Investments in Joint Ventures.

48

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
CONDENSED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Prepaid expenses and other current assets	$96	$—
Total current assets	96	—
Investment in subsidiaries	1,825,812	682,967
Other noncurrent assets	544,450	—
Total assets	$2,370,358	$682,967
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Due to subsidiaries	$81	$81
Accrued expenses and other current liabilities	1,097	933
Warrant liability	525,160	—
Total current liabilities	526,338	1014
Long-term borrowings, net	1,038,485	—
Total liabilities	1,564,823	1,014
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025, and December 31, 2024	—	—
Common stock, $0.001 par value, 1,000,000,000 and 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively, 412,074,529 and 361,432,449 shares issued as of December 31, 2025 and December 31, 2024, respectively, and 404,963,061 and 350,783,817 shares outstanding as of December 31, 2025, and December 31, 2024, respectively	412	361
Additional paid-in capital	1,808,786	863,015
Accumulated deficit	(1,003,656)	(181,412)
Treasury stock, at par, 7,111,468 and 10,648,632 shares at December 31, 2025 and December 31, 2024, respectively	(7)	(11)
Total stockholders’ equity	805,535	681,953
Total liabilities, and stockholders’ equity	$2,370,358	$682,967
49

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Revenue	$-	$-	$-
Costs and operating (expenses) income
Compensation and benefits	(51,583)	(39,673)	(38,470)
General and administrative	(1,440)	(2,540)	-
(Losses) income from subsidiaries, net of tax	(365,465)	(2,422)	12,936
Total costs and operating expenses	(418,488)	(44,635)	(25,534)
Operating loss	(418,488)	(44,635)	(25,534)
Other income (expense)
Interest expense	(17,667)	-	-
Change in fair value of warrant liability	19,290	-	(243)
Other expense	(405,379)	-	-
Total other expense	(403,756)	-	(243)
Net loss	$(822,244)	$(44,635)	$(25,777)
50

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31
	2025	2024	2023
Cash flows from operating activities
Net loss	$(822,244)	$(44,635)	$(25,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	52,787	42,132	38,470
Equity in losses of subsidiaries	365,465	2,422	(12,936)
Amortization of debt discount and issuance costs	17,667	—	—
Change in fair value of derivative assets	(45,024)	—	—
Change in fair value of warrant liability	(19,290)	—	243
Change in fair value of embedded derivative	450,440	—	—
Changes in operating assets and liabilities	199	81
Net cash provided by operating activities	—	—	—
Cash flows from investing activities
Net cash provided by investing activities	—	—	—
Cash flows from financing activities
Net cash provided by financing activities	—	—	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of the period	—	—	—
Cash and cash equivalents, end of the period	$—	$—	$—

	Years ended December 31
	2025	2024	2023
Supplemental disclosure of noncash investing and financing activities
Issuance of convertible notes	$1,435,138	$-	$-
Reclassification of embedded derivative liability to equity	$737,019	$-	$-
Issuance of warrant liability	$544,450	$-	$-
Issuance of common stock	$195,474	$221,695	$-
Repurchase of common shares for withholding taxes	$89,600	$27,641	$-
Treasury stock reissued for PIPE investment	$50,000	$-	$-
1. INTRODUCTION AND BASIS OF PRESENTATION
CDI is the sole managing member of Cipher Mining Technologies Inc. (“CMTI”), which, through its indirect subsidiary, Cipher Compute, issued the 2030 Senior Secured Notes. CDI is limited in its ability to receive distributions (including for the purposes of paying general corporate expenses) from Cipher Compute. The accompanying financial statements (the “Parent Company Only Financial Statements”) should be read in conjunction with the consolidated financial statements and notes thereto of Cipher Digital Inc. For purposes of these condensed financial statements, the Company’s wholly-owned subsidiaries are accounted for using the equity method of accounting.
51