Form 10-Q
period 2026-03-31
Cipher Digital Inc.
filed 2026-05-05
CIK 1819989

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
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________.
Commission File Number: 001-39625
________________________________________________________________________________________________________________
Cipher Digital Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the registrant had 409,049,197 shares of Common Stock, $0.001 par value per share, outstanding.

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
•The important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “2025 Form 10-K”), as updated in our subsequent Quarterly Reports on Form 10-Q and any additional risks as described in our other reports filed with the SEC.
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
The Company maintains a dedicated investor website at investors.cipherdigital.com (“Investors’ Website”) which is similarly not part of this Quarterly Report. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and all amendments to those reports, available free of charge on our Investors’ Website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
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
Any reference to our Corporate Website or Investors’ Website addresses does not constitute incorporation by reference of the information contained on or available through those websites, and you should not consider such information to be a part of this Quarterly Report or any other filings we make with the SEC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$715,203	$628,263
Restricted cash, current	3,011,874	1,761,292
Accounts receivable	8,487	687
Receivables, related party	-	271
Prepaid expenses and other current assets	29,873	7,977
Bitcoin	76,150	125,400
Miners held for sale	30,767	94,879
Derivative asset	21,640	34,090
Total current assets	3,893,994	2,652,859
Restricted cash, noncurrent	519,261	275,076
Property and equipment, net	1,307,253	633,417
Intangible assets, net	77,159	77,388
Investment in equity investees	-	29,400
Derivative asset	6,940	22,720
Operating lease right-of-use asset	7,703	11,321
Security deposits	27,755	27,732
Other noncurrent assets	553,520	561,995
Total assets	$6,393,585	$4,291,908
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$197,919	$40,064
Accrued expenses and other current liabilities	204,626	90,086
Finance lease liability, current portion	4,355	4,237
Operating lease liability, current portion	1,901	1,731
Warrant liability	481,550	525,160
Short-term borrowings	355,348	37,793
Total current liabilities	1,245,699	699,071
Long-term borrowings, net	4,376,761	2,711,648
Asset retirement obligations	22,937	33,696
Finance lease liability	1,960	3,094
Operating lease liability	6,362	8,545
Total liabilities	5,653,719	3,456,054
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	25,679	30,319
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2026, and December 31, 2025	-	-
Common stock, $0.001 par value, 1,000,000,000 and 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively, 412,612,619 and 412,074,529 shares issued as of March 31, 2026 and December 31, 2025, respectively, and 405,266,365 and 404,963,061 shares outstanding as of March 31, 2026, and December 31, 2025, respectively	413	412
Additional paid-in capital	1,831,753	1,808,786
Accumulated deficit	(1,117,972)	(1,003,656)
Treasury stock, at par, 7,346,254 and 7,111,468 shares at March 31, 2026 and December 31, 2025, respectively	(7)	(7)
Total stockholders’ equity	714,187	805,535
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$6,393,585	$4,291,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue - bitcoin mining	$34,838	$48,959
Costs and operating (expenses) income
Cost of revenue	(17,705)	(14,894)
Compensation and benefits	(35,003)	(14,303)
General and administrative	(11,741)	(8,951)
Depreciation and amortization	(19,014)	(43,467)
Change in fair value of power purchase agreement	(28,230)	7,330
Power sales	2,138	991
Equity in losses of equity investees	(1,601)	(5,292)
Unrealized gains (losses) on fair value of bitcoin	3,760	(20,178)
Realized (losses) gains on sale of bitcoin	(24,223)	12,196
Other operating losses	(17,788)	(479)
Total costs and operating expenses	(149,407)	(87,047)
Operating loss	(114,569)	(38,088)
Other income (expense)
Interest income	31,590	190
Interest expense	(59,158)	(777)
Change in fair value of warrant liability	43,610	-
Other expenses	(15,382)	(156)
Total other income (expense)	660	(743)
Loss before taxes	(113,909)	(38,831)
Current income tax expense	(407)	(779)
Deferred income tax benefit	-	635
Total income tax expense	(407)	(144)
Net loss	(114,316)	(38,975)
Less: Net loss attributable to redeemable noncontrolling interest	-	-
Net loss available for common stockholders	$(114,316)	$(38,975)
Loss per share - basic and diluted	$(0.28)	$(0.11)
Weighted average shares outstanding - basic and diluted	405,112,315	360,514,620
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2025	412,074,529	$412	$1,808,786	$(1,003,656)	(7,111,468)	$(7)	$805,535	$30,319
Distributions to non-controlling interest								(4,640)
Delivery of common stock underlying restricted stock units and performance stock units, net of shares settled for tax withholding settlement	538,090	1	(3,782)	-	(234,786)	-	(3,781)	-
Share-based compensation	-	-	26,749	-	-	-	26,749	-
Net loss	-	-	-	(114,316)	-	-	(114,316)	-
Balance as of March 31, 2026	412,612,619	$413	$1,831,753	$(1,117,972)	(7,346,254)	$(7)	$714,187	$25,679

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	361,432,449	$361	$863,015	$(181,412)	(10,648,632)	$(11)	$681,953	$-
Issuance of common shares, net of offering costs - At-the-market offering	9,149,447	9	34,169	-	-	-	34,178	-
Treasury stock reissued for PIPE Investment	-	-	49,990	-	10,438,413	10	50,000
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	731,702	1	(1,144)	-	(245,680)	-	(1,143)	-
Share-based compensation	-	-	8,782	-	-	-	8,782	-
Net loss	-	-	-	(38,975)	-	-	(38,975)	-
Balance as of March 31, 2025	371,313,598	$371	$954,812	$(220,387)	(455,899)	$(1)	$734,795	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(114,316)	(38,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,014	43,467
Amortization of operating right-of-use asset	592	369
Share-based compensation	27,048	9,132
Equity in losses of equity investees	1,601	5,292
Write-down of assets held for sale	7,437	-
Loss on disposal of assets	10,434	633
Amortization of debt discount and issuance costs	59,158	-
Income taxes	407	144
Non-cash consideration received for services	(34,838)	(48,797)
Change in fair value of power purchase agreement	28,230	(7,330)
Change in fair value of warrant liability	(43,610)	-
Change in fair value of investments at fair value	16,529	-
Change in fair value of bitcoin collateral	-	2,755
Change in fair value of bitcoin loan	-	(1,046)
Change in unrealized (gains) losses on fair value of bitcoin	(3,760)	20,178
Realized losses (gains) on sale of bitcoin	24,223	(12,196)
Changes in operating assets and liabilities
Decrease in operating assets	10,070	1,316
Increase / (decrease) in operating liabilities	83,312	(22,180)
Net cash provided by (used in) operating activities	91,531	(47,238)
Cash flows from investing activities
Proceeds from sale of bitcoin	66,771	90,005
Proceeds from disposal of assets	22,031	-
Purchases of property and equipment	(553,990)	(99,675)
Purchases and development of software	-	(352)
Distributions paid to non-controlling interest	(4,640)	-
Investment in equity investees	(4,374)	(7,276)
Net cash used in investing activities	(474,202)	(17,298)
Cash flows from financing activities
Proceeds from notes, net of issuance costs	1,969,780	-
Proceeds from the issuance of common stock, net of offering costs	-	34,179
Proceeds from treasury stock reissued for PIPE investment	-	50,000
Repurchase of common shares to pay employee withholding taxes	(3,781)	(1,144)
Principal payments on financing lease	(1,621)	(911)
Net cash provided by financing activities	1,964,378	82,124
Net increase in cash, cash equivalents, and restricted cash	1,581,707	17,588
Cash, cash equivalents, and restricted cash, beginning of the period	$2,664,631	19,977
Cash and cash equivalents, and restricted cash, end of the period	$4,246,338	$37,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental information
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$124,945	$26,374
Investments acquired at fair value for sale of equity in investees interests	$29,400	$-
Miners reclassified from held for sale to in service	$25,816	$-
Investments acquired at fair value for sale of miners	$10,355	$-
Interest capitalized on construction in progress	$6,753	$-
Bitcoin received from equity investees	$2,772	$7,394
Sales tax accrual on machines placed in service	$2,221	$-
Land asset adjustment on de-recognition of lease liability and right-of-use asset	$1,618	$-
Bitcoin transferred for rehypothecated collateral	$-	$3,005
Bitcoin loan payments	$-	$14,830
Bitcoin received as a loan	$-	$16,551
Treasury stock reissued for PIPE investment	$-	$10

The following table provides a reconciliation of Cash and cash equivalents together with Restricted cash as reported within the Condensed Consolidated Balance Sheets to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31,
	2026	2025
Cash and cash equivalents	$715,203	$23,173
Restricted cash, current	3,011,874	-
Restricted cash, noncurrent	519,261	14,392
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,246,338	$37,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Cipher Digital Inc. (“Cipher,” “CDI,” or the “Company”) is focused on the development and operation of industrial-scale data centers for bitcoin mining and high-performance compute (“HPC”) hosting. The Company operates one wholly-owned bitcoin mining data center, a 207 MW site located in Odessa, Texas that draws fixed priced power from a power purchase agreement with its electricity provider (the “Odessa Facility”). The Company also has a 300 MW data center in Wink, Texas that draws power from the power grid (the “Black Pearl Facility”) that was previously used for bitcoin mining. The Company is in the process of retrofitting the Black Pearl Facility for an HPC tenant, with phased delivery expected to commence in 2026. The Company is in the process of building the Barber Lake Facility for Fluidstack USA II Inc. (“Fluidstack”), with an expected commencement date of September 2026. The Company is also in the process of building one of our existing sites for a hyperscaler tenant. The Company’s portfolio as of March 31, 2026 also consists of six additional sites expected to be built out for HPC.
Risks and uncertainties
Liquidity and capital resources
The Company has historically experienced net losses and negative cash flows from operations; however, proceeds from sales of bitcoin are categorized as cash flows from investing activities to the extent bitcoin is sold after seven days from receipt. As of March 31, 2026, the Company had approximate balances of Cash and cash equivalents of $715.2 million, working capital of $2,648.3 million, Total stockholders’ equity of $714.2 million and an Accumulated deficit of $1,118.0 million. The Company uses a combination of short-term and long-term financing arrangements, proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, and strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.
The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $91.5 million of cash was provided by operating activities during the three months ended March 31, 2026.
During the three months ended March 31, 2026, the Company sold bitcoin for proceeds of approximately $66.8 million, and paid approximately $554.0 million for property and equipment primarily related to the build-out of the Black Pearl and Barber Lake facilities.
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
On March 23, 2026, the Company entered into a $200.0 million revolving credit facility (the “Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and a syndicate of lenders. The Revolving Credit Facility also provides for additional accordion option of up to $50 million. The Revolving Credit Facility matures on March 23, 2030 (the fourth anniversary of the closing date); provided, however, that if any of the 2030 Convertible Notes (or certain refinancing indebtedness in respect thereof) are outstanding on the date that is 91 days prior to the maturity date thereof, the maturity date of the Revolving Credit Facility will spring to such earlier date (the “Springing Maturity Date”).

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as determined by the Financial Accounting Standard Board (“FASB”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All intercompany transactions and balances have been eliminated.
The Company had no items of other comprehensive income or loss for any of the periods presented. Accordingly, comprehensive loss equals net loss for all periods presented, and a separate statement of comprehensive loss has not been presented.
Certain prior year amounts have been reclassified for consistency with the current period presentation.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s financial statements include, but are not limited to, those related to equity instruments issued in share-based compensation arrangements, valuation of its Level 3 assets and liabilities, useful lives of property and equipment, asset retirement obligations and the valuation allowance associated with the Company’s deferred tax assets, among others. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
A detailed description of the Company’s significant accounting policies is included in the Company’s 2025 Form 10-K as filed with the SEC on February 24, 2026. The Company’s unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2025 Form 10-K. There have been no material changes in the information disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2025 Form 10-K.
Revenue recognition
The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The Company recognizes revenue on the same day that the control of the contracted service of providing hashrate transfers to the mining pool operator, which is the same day as contract inception. The noncash consideration received in the form of bitcoin is measured at 0:00:00 Coordinated Universal Time (“UTC”) using the Company’s principal market for bitcoin.
The contract is terminable at any time by either party with no substantive termination penalty. The Company’s enforceable right to compensation begins when, and lasts for as long as, the Company provides computing power to the mining pool operator; the Company’s performance obligation extends over the contract term given the Company’s continuous provision of hashrate. This period of time corresponds with the period of service for which the mining pool operator determines compensation due to the Company. Given the terms of the contract, and the Company’s customary business practice, the contract effectively provides the Company with a contract that continuously renews throughout the day.
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently has one operating segment, Bitcoin Mining, which through operations produces bitcoin to generate revenue. The Chief Operating Decision Maker (“CODM”) for the Company consists of the chief executive officer (“CEO”), and chief financial officer (“CFO”). The CODM reviews the performance of its segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources. Refer to Note 19. Segment Reporting for more details on the Company’s significant segment expenses.
Restricted cash
Restricted cash primarily relates to proceeds from the 2030 Senior Secured Notes, issued by Cipher Compute LLC, and the 2031 Senior Secured Notes, issued by Black Pearl Compute LLC, which the Company is restricted from using for general corporate purposes outside of financing the construction of the Barber Lake and Black Pearl Facilities, respectively. As these funds are being used in the short term to build out the facility before the lease of the facility is expected to commence in September 2026, this restricted cash is classified in current assets on the Company’s condensed consolidated balance sheets.
Restricted cash classified as noncurrent on the Company’s condensed consolidated balance sheets represents cash required to be held in a debt service account related to the 2030 Senior Secured Notes, as well as amounts pledged as collateral to Luminant ET Services Company LLC (“Luminant”), and Vistra Operations Company, LLC (“Vistra”), a Luminant affiliate, primarily related to the Luminant Power Agreement (defined below in Note 4. Derivative Assets). Previously these amounts were held by each respective counterparty, and classified in the Company's financials as Security deposits. In September 2024, the Company moved the collateral to a money market account in the Company's name with a bank letter of credit. The collateral restrictions related to the Luminant Power Agreement will lapse upon termination of the agreement.
Accounts receivable
The Company’s accounts receivable balance as of March 31, 2026 consists primarily of amounts due related to change orders requested from tenants for its HPC data centers. Amounts recorded in accounts receivable consist of the amount invoiced, but not yet received from the tenant.
The Company’s accounts receivable balance as of December 31, 2025 consists of amounts due from its only customer, a mining pool operator. Amounts recorded in accounts receivable consist of the block rewards and transaction fees earned on the last day (last contract period) of the year, but not yet received from the mining pool operator.
No allowance was recorded as of March 31, 2026 or December 31, 2025.
Long-term borrowings, net
Long-term borrowings, net represents the Company’s convertible senior notes and senior secured notes. The Company records the aggregate principal amount of each of its long-term debt instruments as a liability on the balance sheet, offset

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
by the instrument’s issuance costs. The issuance costs are amortized to interest expense using the effective interest rate method over the expected term of each instrument.
Earnings (Loss) per share
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
The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods indicated below:

	Three Months Ended March 31,
	2026	2025
Basic and diluted loss per share:
Net loss	$(114,316)	$(38,975)

Weighted average shares outstanding - basic	405,112,315	360,514,620
Add:
RSUs	-	-
Weighted average shares outstanding - diluted	405,112,315	360,514,620

Net loss per share - basic and diluted	$(0.28)	$(0.11)
The following table presents the common share equivalents that are excluded from the computation of diluted earnings (loss) per common share at March 31, 2026 and 2025, because including them would have been antidilutive.

	March 31,
	2026	2025
Note conversion	161,930,746	—
Google warrants	24,178,576	—
Unvested RSUs	23,740,399	29,298,979
Public warrants	—	8,613,980
	209,849,721	37,912,959
Recently adopted accounting pronouncements
In November 2024, the FASB issued Accounting Standard Update (“ASU”) 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 seeks to improve the relevance and consistency in application of Subtopic 470-20 around when the terms of convertible

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
debt instruments are changed to incentivize conversion. The Company adopted ASU 2024-04 on January 1, 2026. Adoption did not have a material impact on the Company's financial statements and disclosures.
Recently issued accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 seeks to improve disclosures around expenses and provide more detail to investors about certain types of expenses in commonly presented captions. The updated guidance is effective for the Company for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. The Company is currently evaluating the impact this amended guidance may have on the notes to its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles, - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 seeks to modernize the internal-use software guidance, primarily by removing the project-stage framework (preliminary/application development/post-implementation) in favor of a principle focused on when it is probable that the software will be completed and used as intended. The updated guidance is effective for the Company for annual periods beginning January 1, 2028. The Company is currently evaluating the impact this amended guidance may have on the notes to its condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 contains 33 amendments intended to correct errors in, clarify, and make narrow-scope improvements to various Codification topics, including clarifications to the calculation of diluted earnings per share when a loss from continuing operations exists, the permissible methods for accounting for treasury stock retirements, and the accounting for transfers of receivables from contracts with customers. The updated guidance is effective for the Company for fiscal years beginning January 1, 2027, including interim periods within those years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and disclosures.
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
NOTE 3. BITCOIN
The following table presents information about the Company’s bitcoin (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Opening balance	$125,400	$92,651
Bitcoin received from equity investees	2,772	7,394
Bitcoin received from mining activities	35,212	36,496
Bitcoin received from loan	-	16,551
Bitcoin paid for interest on loan	-	(76)
Proceeds from sales of bitcoin	(66,771)	(90,005)
Realized (loss) gains on sales of bitcoin, net	(24,223)	12,196
Unrealized gains (losses) on fair value of bitcoin	3,760	(20,178)
Bitcoin transferred from collateral, net	-	(3,005)
Ending balance	$76,150	$52,024
The Company held approximately 1,116 and 1,433 bitcoin at March 31, 2026, and December 31, 2025, respectively. The associated fair values and cost bases of bitcoin held were $76.2 million, and $101.1 million, respectively, at March 31, 2026, and $125.4 million, and $154.1 million, respectively at December 31, 2025. Fair value of bitcoin is estimated using the closing price at 23:59:59 UTC in the Company’s principal market, which is a Level 1 input (i.e., an observable input

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a first-in-first-out (“FIFO”) basis.
Additionally, the Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of March 31, 2026, the Company had 85 bitcoin with a fair value of $5.8 million pledged as part of trading strategies. As of December 31, 2025 the Company had no bitcoin pledged as part of trading strategies.
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
The Company’s management determined that the Luminant Power Agreement meets the definition of a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Luminant Power Agreement is recorded at its estimated fair value each reporting period with the change in the fair value recorded in change in fair value of power purchase agreement in the condensed consolidated statements of operations. See additional information regarding valuation of the Luminant Power Agreement derivative in Note 18. Fair Value Measurements.
The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From power sales, the Company earned approximately $2.1 million, and $1.0 million for the three months ended March 31, 2026, and 2025, respectively, and recorded this amount within Costs and operating (expenses) income on the condensed consolidated statements of operations, with the corresponding cost of the power sold recorded in Cost of revenue.
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Miners and mining equipment	$195,428	$289,680
Leasehold improvements	121,746	134,122
Land	131,180	79,054
Buildings	66,990	66,594
Infrastructure	94,579	108,827
Other	1,870	1,873
Construction-in-progress	834,353	276,470
Deposits on equipment	87,863	10,962
Total cost of property and equipment	1,534,009	967,582
Less: accumulated depreciation	(226,756)	(334,165)
Property and equipment, net	$1,307,253	$633,417
As of March 31, 2026, the Company had approximately $834.4 million of construction-in-progress related to construction at various sites.
Depreciation expense was approximately $18.1 million, and $43.3 million for the three months ended March 31, 2026, and 2025, respectively, and included approximately $0.6 million, and $0.5 million for the three months ended March 31, 2026, and 2025, respectively, of accretion expense related to the Company’s asset retirement obligations.
The Company completed a quantitative assessment during the fourth quarter of 2025 in connection with a substantial decline in the price of bitcoin with increased network hashrate, and concluded an impairment existed on the miners and leasehold improvements at the Odessa Facility as of the assessment date. The Company recorded an impairment of $45.3

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
million on these long-lived assets at the Odessa Facility in Other operating losses in the year ended December 31, 2025. There was no impairment recognized for the three months ended March 31, 2026.
NOTE 6. MINERS HELD FOR SALE
As of March 31, 2026, the Company has presented separately from Property and equipment, net $30.8 million of mining rigs that the Company has determined meet the criteria to be classified as held for sale, and has presented these assets in Miners held for sale on the Company’s condensed consolidated balance sheets.
The Company has been engaging in various negotiations to sell the mining rigs at the Black Pearl Facility following the signing of a sublease on the site to transition the site to host an HPC tenant. The mining rigs are expected to be sold within one year of March 31, 2026. The Company recognized a loss of $7.4 million on the fair value of the miners at March 31, 2026. The loss is recorded in Other operating losses on the Company’s condensed consolidated statements of operations.
NOTE 7. INVESTMENTS IN JOINT VENTURES
The Company accounted for its 49% equity ownership in each of Alborz LLC, Bear LLC, and Chief Mountain LLC (the “WindHQ JV sites”) using the equity method of accounting. The book value of these investments is included in Investment in equity investees on the Company’s condensed consolidated balance sheets, with the Company’s portion of income included in Equity in losses of equity investees on the Company’s condensed consolidated statements of operations.
Activity in the Company’s investments in equity investees during the three months ended March 31, 2026, and 2025, consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Opening balance	$29,400	$53,908
Capital contributions	4,374	7,276
Accretion of basis differences related to miner contributions	243	2,471
Bitcoin received from equity investees	(2,772)	(7,394)
Equity in net losses of equity investees	(1,845)	(7,762)
Proceeds from sale of equity investee interests	(29,400)	-
Ending Balance	$-	$48,499
On February 19, 2026, the Company sold its 49% interests in the WindHQ JV sites to Canaan Inc (“Canaan”) in exchange for $29.4 million of Canaan common stock. In the year ended December 31, 2025, the Company recorded an additional expense in Equity in losses of equity investees to adjust the carrying value of its investments to the negotiated purchase price.
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
For the three months ended March 31, 2026, the Company made capital contributions to Colchis, which increased the Company’s ownership to 76%.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 8. INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contracts	$76,135	$(817)	$75,318
Capitalized software	2,848	(1,007)	1,841
Total	$78,983	$(1,824)	$77,159

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contract	$76,135	$(729)	$75,406
Capitalized software	2,848	(866)	1,982
Total	$78,983	$(1,595)	$77,388

The Company recorded amortization expense related to intangible assets of $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of Year Ending December 31, 2026	775
Year Ending December 31, 2027	917
Year Ending December 31, 2028	826
Year Ending December 31, 2029	615
Year Ending December 31, 2030	445
NOTE 9. SECURITY DEPOSITS
The Company’s security deposits consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Oncor Facility Extension security deposits	27,020	27,020
Other deposits	735	712
Total security deposits	$27,755	$27,732
As part of various transactions to acquire wholly-owned sites, the Company has deposits with Oncor Electric Delivery Company LLC (“Oncor”) to construct infrastructure to provide the ability to energize each data center. These deposits are eligible to be returned to the Company if the data centers energize an agreed upon capacity within an agreed upon timeframe. As of March 31, 2026 the Company believes these deposits will be returned.
NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets were $29.9 million as of March 31, 2026, primarily consisting of 806,439,900 shares of Canaan Inc. common stock, acquired on February 19, 2026, as part of the sale of the Company’s WindHQ JV sites, and certain mining rigs located at the Black Pearl Facility to Canaan. The Company's investment is subject to a six-

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
month lock-up period commencing on the closing date, during which the Company is restricted from transferring, selling, or otherwise disposing of the shares. The lock-up expires on August 23, 2026.
Prepaid expenses and other current assets were $8.0 million at December 31, 2025, consisting primarily of prepaid insurance.
Other noncurrent assets were $553.5 million, and $562.0 million as of March 31, 2026, and December 31, 2025, respectively. The balance primarily consisted of an asset of $544.5 million at both periods representing the value of Google agreeing to make the lease payments from Fluidstack in the event of Fluidstack not fulfilling its obligations under the lease. The Company will amortize this asset over the life of the lease on a straight-line basis to recognize the benefit over the term of the benefit derived from the backstop.
The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Construction costs	$95,473	$36,081
Accrued interest	65,601	16,892
Contingent liabilities	14,650	14,650
Taxes (primarily sales tax)	9,065	9,310
Unearned revenue	7,447	—
Professional fees	4,743	3,994
Power costs	3,815	2,622
Employee compensation	3,000	5,847
Other	832	690
Total accrued expenses and other current liabilities	$204,626	$90,086
NOTE 11. RELATED PARTY TRANSACTIONS
Related party receivables
The Company had no related party receivables as of March 31, 2026, and recorded related party receivables of approximately $0.3 million as of December 31, 2025, representing amounts owed to the Company from its equity method investees.
NOTE 12. LEASES
Lessor Accounting
In September 2025, the Company, through its wholly-owned subsidiary Cipher Barber Lake LLC, entered into a lease with Fluidstack for the development, construction, and lease of an HPC data center facility (the “Barber Lake Facility Lease”). The Company expects to deliver the facility to Fluidstack by September 2026. Fluidstack’s obligations to pay rent under the lease begins on the commencement date of the lease and will continue for a 10-year term, as well as for the two five-year extension options, as applicable. As part of the Barber Lake Facility Lease, the Company is required to provide certain services for the data center including supplying power, environmental controls, physical security and connectivity products to Fluidstack, and failure to provide these services may result in additional costs under the lease.
In October 2025, the Company entered into a 15-year lease agreement with Amazon Data Services, Inc. (“Amazon”) to deliver approximately 300 gross MW of turnkey data center capacity at the Black Pearl Facility, with phased delivery expected to commence in 2026. The sublease provides Amazon with three five-year extension options, as well as a short-term extension option under specified conditions. The Company is required to provide ongoing services including power, operations and maintenance, and other operating services, and may be subject to rent credits or other remedies for failure to achieve specified milestones.
In March 2026, the Company, through a wholly-owned subsidiary, entered into a data center lease agreement with an unrelated third-party hyperscale tenant for the development, construction, and lease of an additional HPC data center facility at one of the Company’s existing sites in Texas. The initial term of the lease is 15 years, with multiple extension

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
options at the tenant's election. The Company is responsible for construction of the facility, with phased delivery expected to begin following completion of construction milestones. Base rent is abated prior to the first phase commencement date and commences on a per-phase basis as each phase is delivered. The Company is required to provide ongoing services including power, operations and maintenance, and other operating services, and may be subject to rent credits or other remedies for failure to achieve specified delivery milestones.
These leases have not yet commenced and no revenue has been recognized as of March 31, 2026.
Lessee Accounting
Odessa Facility Lease
The Company entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, as amended and restated on July 9, 2021 and August 23, 2023 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to the Company for the data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) of the Odessa Facility. The Company entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support its Odessa Facility operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842, Leases (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values. The Combined Luminant Lease Agreement is classified as a finance lease.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Additional lease information
Components of the Company’s lease expenses are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Finance leases:
Amortization of ROU assets (1)	$503	$761
Interest on lease liability	192	298
Total finance lease expense	695	1,059
Operating leases:
Operating lease expense	654	627
Total operating lease expense	654	627
Total lease expense	$1,349	$1,686
(1)Amortization of finance lease ROU asset is included within depreciation expense.
The Company did not incur any variable lease costs during any of the periods presented.
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows - operating lease	$571	$513
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$6,733

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term – finance lease (in years)	1.4	1.7
Weighted-average remaining lease term – operating lease (in years)	7.2	7.3
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	8.0%	8.0%
Finance lease ROU assets(1)	$2,848	$5,073
(1)As of March 31, 2026, the Company recorded accumulated amortization of $7.8 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets.
As of March 31, 2026, future minimum lease payments during the next five years are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remainder of Year Ending December 31, 2026	3,625	1,733	5,358
Year Ending December 31, 2027	3,223	2,491	5,714
Year Ending December 31, 2028	—	2,273	2,273
Year Ending December 31, 2029	—	1,099	1,099
Year Ending December 31, 2030	—	198	198
Thereafter	—	3,789	3,789
Total lease payments	6,848	11,583	18,431
Less present value discount	(533)	(3,320)	(3,853)
Total	$6,315	$8,263	$14,578

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of March 31, 2026. In the normal course of business, the Company enters into contracts with suppliers, primarily related to construction, and has commitments of approximately $1,567.9 million as of March 31, 2026. The majority of commitments relate to construction at the Barber Lake and Black Pearl sites.
Contingencies
The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by the Company’s insurance program. The Company maintains property and various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information. In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying condensed consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the financial statements, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying condensed consolidated statements of operations. Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company does not believe there is a reasonable possibility that a material loss, if any, will result from any claims, lawsuits and proceedings, to which the Company is subject to either individually, or in the aggregate.
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
As of March 31, 2026, the Company had no amounts outstanding on the Coinbase Overnight Credit Facility. The Company had a $25.0 million balance outstanding on the Coinbase Overnight Credit Facility at a weighted average interest rate of 9.5% as of December 31, 2025.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Two Prime Lending Facility
The Company also has a $100.0 million secured credit facility with Two Prime Lending Limited (“Two Prime Credit Facility”). Borrowings on this facility will be backed by the Company’s bitcoin held in a triparty account. The Company has not drawn on the Two Prime Credit Facility, and as such has nothing outstanding on this facility as of March 31, 2026.
Current Portion of Long-term debt
As of March 31, 2026, the Company included $355.3 million of principal payments of the 2030 Senior Secured Notes and 2031 Senior Secured Notes in short-term borrowings on the Company’s condensed consolidated balance sheet as these payments are due within one year.
Long-term borrowings
The following summarizes the Company’s long-term borrowings, net of debt issuance costs as of the period presented:

	March 31, 2026
	Maturity Date	Interest Rate	Outstanding Principal	Unamortized debt issuance costs and original issue discounts and premium, net	Current portion of Long-term Debt	Outstanding Borrowings, net
Long-term borrowings:
2030 Convertible Notes	May 2030	1.75%	$172,500	$(4,597)	$—	$167,903
2031 Convertible Notes	October 2031	0.00%	1,300,000	(414,068)	—	885,932
2030 Senior Secured Notes	November 2030	7.13%	1,733,000	(20,939)	(75,348)	1,636,713
2031 Senior Secured Notes	February 2031	6.13%	2,000,000	(33,787)	(280,000)	1,686,213
Total Long-term borrowings			$5,205,500	$(473,391)	$(355,348)	$4,376,761

	December 31, 2025
	Maturity Date	Interest Rate	Outstanding Principal	Unamortized debt issuance costs and original issue discounts and premium, net	Current portion of Long-term Debt	Outstanding Borrowings, net
Long-term borrowings:
2030 Convertible Notes	May 2030	1.75%	$172,500	$(4,857)	$—	$167,643
2031 Convertible Notes	October 2031	0.00%	1,300,000	(429,158)	—	870,842
2030 Senior Secured Notes	November 2030	7.13%	1,733,000	(22,044)	(37,793)	1,673,163
Total Long-term borrowings			$3,205,500	$(456,059)	$(37,793)	$2,711,648
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Before February 15, 2030, noteholders will have the right to convert their 2030 Convertible Notes only upon the occurrence of certain events. On and after February 15, 2030, noteholders may convert their 2030 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. As the Company has the option to settle in shares, these shares are considered potentially dilutive for the calculation of diluted earnings per share. The initial conversion rate is 224.9213 shares of the Company’s common stock per $1,000 principal amount of 2030 Convertible Notes, which represents an initial conversion price of approximately $4.45 per share of the Company’s common stock.
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
The following table summarizes the components of interest expense recognized on the Company's convertible notes for three months ended March 31, 2026 (in thousands, except percentages):

	2030 Convertible Notes	2031 Convertible Notes
Effective interest rate	2.42%	6.89%
Contractual interest expense	$755	$—
Amortization of debt issuance costs and original issue discount	260	15,090
Total interest expense	$1,015	$15,090

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There were no convertible notes outstanding as of March 31, 2025.
2030 Senior Secured Notes
On November 13, 2025, Cipher Compute LLC (“Cipher Compute”), a wholly-owned indirect subsidiary of the Company, issued an aggregate principal amount of $1.4 billion of 7.125% Senior Secured Notes due 2030 (the “2030 Senior Secured Notes”). The 2030 Senior Secured Notes are senior secured obligations of Cipher Compute and bear interest at a rate of 7.125% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. The 2030 Senior Secured Notes will mature on November 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. On November 24, 2025, Cipher Compute issued an additional series of $333.0 million aggregate principal amount of the 2030 Senior Secured Notes.
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
2031 Senior Secured Notes
On February 11, 2026, Black Pearl Compute LLC (“BP Compute”), a wholly-owned indirect subsidiary of the Company, issued an aggregate principal of $2.0 billion of 6.13% Senior Secured Notes due 2031 (the “2031 Senior Secured Notes”). The 2031 Senior Secured Notes are senior secured obligations of BP Compute and bear interest at a rate of 6.13% per year payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The 2031 Senior Secured Notes will mature on February 15, 2031, unless earlier redeemed or repurchased in accordance with their terms.
The principal amount of the 2031 Senior Secured Notes will amortize on a semi-annual basis on February 15 and August 15 of each year in amounts based on schedules in the Indenture. No amortization will be payable prior to the completion of the Black Pearl Facility. Required amortization shall be subject to adjustment in case of partial redemption or repurchase.
On or after February 15, 2028, BP Compute may redeem the 2031 Senior Secured Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the indenture. Prior to February 15, 2028, BP Compute may redeem the 2031 Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2031 Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to February 15, 2028, BP Compute may redeem up to 40% of the aggregate principal amount of the 2031 Senior Secured Notes in an amount not to exceed the amount of the net proceeds of certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest, if any.
Revolving Credit Facility
On March 23, 2026, the Company entered into a $200.0 million revolving credit facility (the “Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and a syndicate of lenders. The Revolving Credit Facility also provides for additional accordion option of up to $50 million. The Revolving Credit Facility matures on March 23, 2030 (the fourth anniversary of the closing date); provided, however, that if any of the 2030 Convertible Notes (or certain refinancing indebtedness in respect thereof) are outstanding on the date that is 91 days prior to the maturity date thereof, the maturity date of the Revolving Credit Facility will spring to such earlier date (the “Springing Maturity Date”). As of March 31, 2026, there were no borrowings outstanding under the Revolving Credit Facility.
During the period prior to the first to occur of the commencement of operations at the Barber Lake Facility and the Black Pearl Facility (the “Pre-Completion Availability Period”), aggregate borrowings under the Revolving Credit Facility are

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
limited to $50.0 million (the “Pre-Completion Availability Cap”). The Revolving Credit Facility includes a letter of credit sublimit of $50.0 million, which is part of, and not in addition to, the total revolving commitment.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s election, either Adjusted Term SOFR plus an applicable margin or the Alternate Base Rate (“ABR”) plus an applicable margin. The applicable margin for Initial Revolving Loans is initially 1.750% per annum for Term SOFR borrowings and 0.750% per annum for ABR borrowings, in each case through the date the Company delivers its first compliance certificate following the fiscal quarter ending September 30, 2026. Thereafter, the applicable margin is subject to adjustment based on the Company’s Consolidated Total Debt to Market Capitalization Ratio, ranging from 1.250% to 1.750% per annum for Term SOFR borrowings. The Company is also required to pay a commitment fee of 0.500% per annum on the daily average unfunded revolving commitments, payable quarterly.
The Company’s obligations under the Revolving Credit Facility are secured on a first-priority basis (pari passu with the 2030 Senior Secured Notes with respect to certain collateral) by security interests in substantially all of the assets of the Borrower and each guarantor, including pledges of equity interests in the Borrower’s material subsidiaries.
The Revolving Credit Facility contains a financial maintenance covenant requiring the Company to maintain minimum Liquidity (as defined in the credit agreement) as of the last day of each fiscal quarter of: (i) $100.0 million prior to the commencement of the first of the Barber Lake Facility or the Black Pearl Facility; (ii) $150.0 million following commencement of the first such facility but prior to commencement of the second; and (iii) $200.0 million following commencement of both facilities. The Company has the right to cure a liquidity shortfall by issuing equity and designating the net proceeds thereof as cure proceeds within 15 business days following the date on which the related compliance certificate is required to be delivered. Each borrowing under the Revolving Credit Facility is also conditioned upon, among other things, the Company’s market capitalization meeting a specified minimum as of the trading day immediately preceding such borrowing. As of March 31, 2026, the Company was in compliance with all covenants under the Revolving Credit Facility.
Debt issuance costs associated with the Revolving Credit Facility are presented as a deferred asset within other noncurrent assets on the condensed consolidated balance sheets and are amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility.
As of March 31, 2026, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2026	$177,793
2027	432,305
2028	436,874
2029	441,580
2030(1)	1,676,948
Thereafter(2)	2,040,000
Total principal of long-term borrowings	$5,205,500

(1) Included in 2030 is $172.5 million of principal related to the 2030 Convertible Notes which may be settled in cash, shares of common stock, or a combination thereof.
(2) Included in Thereafter is $1,300.0 million of principal related to the 2031 Convertible Notes which may be settled in cash, shares of common stock, or a combination thereof.
NOTE 15. STOCKHOLDERS’ EQUITY
As of March 31, 2026, 1,010,000,000 shares with a par value of $0.001 per share are authorized, of which 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).
Common Stock
Holders of each share of Common Stock are entitled to dividends when, as and if declared by the Board. As of the issuance of these condensed consolidated financial statements, the Company had not declared any dividends. The holder of each share of Common Stock is entitled to one vote. The voting, dividend, liquidation and other rights and powers of the

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Common Stock are subject to and qualified by the rights, powers and preferences of any outstanding series of Preferred Stock, for which there currently are none outstanding.
During the three months ended March 31, 2026, the Company issued 534,228 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, no shares of Common Stock upon the vesting and settlement of performance-based stock awards, and 3,862 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 234,786 shares of Common Stock from officers and employees, with a fair value of approximately $3.8 million, to cover taxes related to the settlement of vested RSUs and PSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.
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

Pursuant to the Amended and Restated Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Amended and Restated Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Amended and Restated Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Amended and Restated Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Amended and Restated Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Amended and Restated Sales Agreement. The Company did not sell any common stock during the three months ended March 31, 2026.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 16. WARRANTS
On September 24, 2025, as consideration for Google agreeing to backstop certain obligations of Fluidstack in connection with the Barber Lake Facility lease, the Company entered into the Google Warrant Agreement, pursuant to which the Company issued to Google warrants to purchase 24,178,576 shares (the “Warrant Shares”) of the Company’s Common Stock for an exercise price of $0.01 per share of Common Stock (the “Google Warrants”). The Google Warrants have an exercise period beginning on the commencement date of the Barber Lake Facility lease and expiring on September 24, 2030. Additionally, if, on the business day prior to the beginning of the exercise period under the Google Warrant Agreement, the value of the Warrant Shares does not equal or exceed $430.0 million, the Company shall be obligated to issue additional Warrant Shares and/or make a cash payment equal in the aggregate to such shortfall amount on the terms set forth in the Warrant Agreement. The Google Warrants are recorded at fair value in Warrant liability on the Company’s condensed consolidated balance sheets and changes in the fair value are recorded in Change in fair value of warrant liability on the Company’s condensed consolidated statements of operations. See additional information regarding valuation of the Google Warrants in Note 18. Fair Value Measurements.
The Company recorded an asset of $544.5 million in Other noncurrent assets on the condensed consolidated balance sheets at the initial fair value of the Google Warrants at issuance to represent the value of Google agreeing to make the lease payments from Fluidstack in the event of Fluidstack not fulfilling its obligations under the lease. The Company will amortize this asset over the life of the lease on a straight-line basis to recognize the benefit over the term of the benefit derived from the backstop.
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
Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Award Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2026, this resulted in an increase of 12,148,892 shares of Common Stock available for issuance under the Incentive Award Plan. As of March 31, 2026, 24,420,191 shares of Common Stock were available for issuance under the Incentive Award Plan.
The Company recognized total share-based compensation in Compensation and benefits on the condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Service-based RSUs	$18,476	$8,241
Performance-based RSUs	8,572	891
Total share-based compensation expense	$27,048	$9,132
Service-based RSUs
A summary of the Company's unvested Service-Based RSU activity for the three months ended March 31, 2026 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	10,642,732	$3.95
Granted	3,307,261	$16.75
Vested	(534,228)	$2.50
Unvested at March 31, 2026	13,415,765	$7.16

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2026, there was approximately $62.7 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 0.9 years.
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
Performance-Based RSUs
In 2021, the Company issued 4,257,710 performance-based RSUs (the “2021 Performance-Based RSUs”) at a weighted average grant date fair value of $7.76. As of March 31, 2026, 1,419,236 of the 2021 Performance-Based RSUs were vested.
There was no unrecognized compensation expense related to unvested 2021 Performance-Based RSUs at March 31, 2026.
Two-thirds of the outstanding 2021 Performance-Based RSUs have vested upon the Company achieving a market capitalization equal to or exceeding $5 billion and $7.5 billion. One-third remains outstanding and will vest upon the Company achieving a market capitalization equal to or exceeding $10 billion, over a 30-day look-back period and subject to the CEO’s continuous service through the end of the applicable 30-day period. In the event of a change in control and CEO’s continuous service through such change in control, the per share price (plus the per share value of any other consideration) received by the Company’s stockholders in such change in control will be used to determine whether any of the market capitalization milestones are achieved (without regard to the 30-day look-back period). Any 2021 Performance-Based RSUs that do not vest prior to the CEO’s termination of service or, if earlier, in connection with a change in control will be forfeited for no consideration.
On February 26, 2025, the Company issued an additional 2,490,943 Performance-Based RSUs (the “2025 Performance-Based RSUs”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $5.01. There was approximately $3.3 million in unrecognized compensation expense related to the 2025 Performance-Based RSUs at March 31, 2026, which is expected to be recognized over a weighted-average vesting period of approximately 0.58 years, regardless of whether the market conditions required for vesting are achieved.
As of the end of the performance period, the Compensation Committee of the Board of Directors certified that the Company’s common stock achieved the necessary Total Shareholder Return (“TSR”) relative to the TSR of peer companies identified in the grant agreements and overall TSR for the performance period, and earned 225% of the 2025 Performance-Based RSUs originally granted, resulting in the issuance of 5,604,621 shares. One-third of the earned PSUs vested on December 31, 2025, and the remaining two-thirds of the earned PSUs will vest in equal quarterly installments over the following two years.
On February 25, 2026, the Company issued an additional 2,179,406 Performance-Based RSUs (the “2026 Executive Officer PSU Agreement”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $26.80. None of the 2026 Performance-Based RSUs were vested as of March 31, 2026. There was approximately $54.1 million in unrecognized compensation expense related to the 2026 Performance-Based RSUs at March 31, 2026, which is expected to be recognized over a weighted-average vesting period of approximately 1.50 years, regardless of whether the market conditions required for vesting are achieved.
On or about December 31, 2026, the Company will calculate the number of PSUs expected to vest (the “Earned PSUs”), based upon the Company’s common stock achieving certain TSR relative to the TSR of peer companies identified in the grant agreements and the overall TSR of the Company for the 2026 calendar year. The number of Earned PSUs will range from 0% to 225% of the number of 2026 Performance-Based RSU’s originally granted. Subject to the employee’s

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
continuous service through the vesting date, one-third of the Earned PSUs will vest on December 31, 2026 and the remaining two-thirds of the Earned PSUs will vest in equal quarterly installments over the following two years with the first such vesting date occurring on March 31, 2027.
The grant date fair value of the Performance-Based RSUs was measured using a Monte Carlo simulation model based on the following assumptions:

	Risk-free interest rate	Expected volatility
2026 Executive Officer PSU Agreement	3.60%	113.1%
2025 Performance-Based RSUs	4.14%	111.5%

On February 25, 2026, the Company also issued additional 132,660 Performance-Based RSUs (the “2026 Key Service Provider PSU Equity Grants”) to other senior employees under the Incentive Award Plan. The awards vest upon the achievement of pre-established operational, infrastructure and execution-based milestones, as approved and certified by the Compensation Committee of the Board of Directors. Performance milestones include, but are not limited to, data center delivery, timely lease payments, interconnection progress with respect to company sites, execution of additional HPC leases, and securing additional megawatts as established by the Compensation Committee at the time of grant. No awards will vest unless at least one milestone is certified as achieved by the Compensation Committee.

Following the conclusion of the performance period, the Company will calculate the number of PSUs expected to vest based upon the level of milestone attainment. The number of Earned PSUs will range from 0% to 200% of the target award amount based on the extent to which specified performance milestones are achieved during the performance period. For 94,757 of the awards, the applicable performance period ends on December 31, 2027, and for 37,903 of the awards, the applicable performance period ends on March 31, 2027. Subject to the employee’s continuous service through the vesting date, one-third of the Earned PSUs will vest at the end of the applicable performance period and the remaining two-thirds will vest in equal quarterly installments over the following two years with the first such vesting date occurring on March 31, 2027.

Compensation expense is recognized over the requisite service period based on the grant-date fair value of the award and the probability of achieving the applicable performance conditions, in accordance with ASC 718, Compensation — Stock Compensation. The Company reassesses the probability of milestone achievement at each reporting date. If a milestone is deemed not probable of achievement, any previously recognized compensation expense associated with that milestone is reversed in the period of the change in estimate, regardless of whether service has been rendered to date.

As of March 31, 2026, there was approximately $4.3 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average remaining service period of 1.5 years.

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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Fair Value Measured as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$712,988	$-	$-	$712,988
Restricted cash
Money market securities	3,512,825	-	-	3,512,825
Bitcoin	76,150	-	-	76,150
Accounts receivable
Bitcoin receivable	294	-	-	294
Prepaid expenses and other current assets
Investments at fair value	23,225	-	-	23,225
Derivative asset	-	-	28,580	28,580
	$4,325,482	$-	$28,580	$4,354,062
Liabilities included in:
Warrant liability	-	-	481,550	481,550
	$-	$-	$481,550	$481,550

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$535,085	$-	$-	$535,085
Restricted cash
Money market securities	2,035,631	-	-	2,035,631
Bitcoin	125,400	-	-	125,400
Accounts receivable	687	-	-	687
Derivative assets	-	-	56,810	56,810
	$2,696,803	$-	$56,810	$2,753,613
Liabilities included in:
Warrant liability	$-	$-	$525,160	$525,160
	$-	$-	$525,160	$525,160
The Company’s financial assets and liabilities not subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2026
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$167,903	$-	$642,669	$-	$642,669
2031 Convertible Notes	885,932	-	1,455,571	-	1,455,571
2030 Senior Secured Notes	1,636,713	-	1,802,320	-	1,802,320
2031 Senior Secured Notes	1,686,213	-	2,040,000	-	2,040,000
	$4,376,761	$-	$5,940,560	$-	$5,940,560

	December 31, 2025
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$167,643	$-	$597,768	$-	$597,768
2031 Convertible Notes	$870,842	$-	$1,547,533	$-	$1,547,533
2030 Senior Secured Notes	$1,673,163	$-	$1,796,514	$-	$1,796,514
	$2,711,648	$-	$3,941,815	$-	$3,941,815
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
Power purchase agreement
The Company’s power purchase agreement, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to Change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2, and Level 3 inputs, due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years, and a remaining term of approximately 1.3 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 5.18% and 4.80% as of March 31, 2026 and December 31, 2025, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains and losses associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the changes in the estimated fair value of the power purchase agreement measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Opening balance	$56,810	$85,670
Change in fair value	(28,230)	7,330
Ending balance	$28,580	$93,000
Level 3 liabilities

Google Warrants
The Company’s Google Warrants (as defined in Note 16. Warrants) were classified within Level 3 of the fair value hierarchy because the fair value is based on significant inputs that are unobservable in the market. The valuation of the Google Warrants used assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The initial valuation of the Google Warrants was recorded to Warrant liability on the Company’s condensed consolidated balance sheets, and subsequent changes in fair value are also recorded to Change in fair value of warrant liability in the Company’s condensed consolidated statements of operations.
The Company engaged a third-party valuation firm to determine the fair value of the Google Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Google Warrants as of the date indicated:

March 31, 2026
Risk-free rate	3.72%
Dividend yield rate	0.00%
Volatility	107.50%
Contractual term (in years)	4.5
The following table presents changes in the estimated fair value of the Google Warrants (amounts in thousands):

Balance as of December 31, 2025	525,160
Fair value of warrants as of issuance date	—
Change in fair value	(43,610)
Balance as of March 31, 2026	$481,550
NOTE 19. SEGMENT REPORTING
The Company currently has one operating segment, Bitcoin Mining, which through operations produce bitcoin to generate revenue. The CODM for the Company consists of the CEO and CFO. The CODM reviews the performance of the Company’s operating segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources. Asset information is not regularly provided to the CODM for resource allocation as a large portion of assets are property and equipment that cannot be repurposed for other revenue streams. In future periods, the Company expects to have an additional segment related to construction of data centers for HPC tenants when leases for those data centers commence operations.

The Company’s revenues, significant expenses, operating income, and net income by segment for the three months ended March 31, 2026, and 2025 are summarized in the following table (in thousands):

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Three Months Ended March 31, 2026
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$34,838	$34,838
Costs and operating (expenses) income
Cost of revenue	(17,705)
Depreciation and amortization	(19,014)
Change in fair value of power purchase agreement	(28,230)
Unrealized gain on fair value of bitcoin	3,760
Realized loss on sale of bitcoin	(24,223)
Equity in losses of equity method investees	(1,601)
Other segment items(1)	(15,650)
Segment operating loss	(67,825)	(67,825)
Adjustments(2)		(46,744)
Operating loss		(114,569)
Interest income		31,590
Interest expense		(59,158)
Other non-operating items(3)		28,228
Loss before taxes		$(113,909)

Three Months Ended March 31, 2025
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$48,959	$48,959
Costs and operating (expenses) income
Cost of revenue	(14,894)
Depreciation and amortization	(43,467)
Change in fair value of power purchase agreement	7,330
Unrealized loss on fair value of bitcoin	(20,178)
Realized gains on sale of bitcoin	12,196
Equity in losses of equity method investees	(5,292)
Other segment items(1)	512
Segment operating loss	(14,834)	(14,834)
Adjustments(2)		(23,254)
Operating loss		(38,088)
Interest income		190
Interest expense		(777)
Other non-operating items(3)		(156)
Loss before taxes		$(38,831)

(1) Other segment items included in Bitcoin Mining include Power sales, and Other losses.
(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
NOTE 20. INCOME TAXES
The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
period in which they occur. The Company recorded an income tax expense of approximately 0.4% of loss before taxes for the three months ended March 31, 2026 and March 31, 2025.
NOTE 21. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report. No subsequent events have been identified other than those disclosed in these condensed consolidated financial statements except for the following:
On April 17, 2026, the Company entered into an eleven-year lease in New York, New York, to expand the Company’s office space to accommodate increased headcount. The lease provides for total undiscounted fixed rent obligations of approximately $50.2 million over the initial term, subject to an initial rent abatement period of approximately twelve and a half months.

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
Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “Cipher,” “Cipher Digital,” “we,” “us” or “our” refers to Cipher Digital Inc. and its consolidated subsidiaries, unless otherwise indicated.
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
Our data center portfolio consists of approximately 4.2 gigawatts (“GW”) of capacity across 10 sites, at various stages of interconnection. We are currently developing 700 MW of HPC data center facilities across three sites for hyperscaler tenants, and we currently operate approximately 207 MW of capacity at one bitcoin mining data center in Texas. We also maintain a pipeline of approximately 3.3 GW across six sites in Texas and one additional site in Ohio.
We have executed HPC leases at three of our data centers and are currently marketing potential leases at others of our pipeline sites. We believe we have a demonstrated ability to source high-quality sites suitable for HPC tenants, with characteristics like proximity to major metropolitan areas, ample acreage, diverse fiber routes, and available interconnection infrastructure. We have experienced in-house construction, engineering and operations teams and project management competencies. We have demonstrated an ability to access and manage capital in a disciplined manner.
A significant component of our current and future growth is expected to be generated through the development of our existing portfolio and acquisition of new sites. We are focused on developing the remaining sites in our pipeline for future HPC tenants, and evaluating additional sites, locations, and partnerships to expand our pipeline that are suitable for HPC tenants. From time to time, we may also look to sell individual assets that we do not consider to be core to our business and growth strategy. For further details on our pipeline of future sites that we expect to be suitable for HPC, see “Business—Site Pipeline” of our Annual Report on Form 10-K.

Recent Developments
On April 17, 2026, we entered into an eleven-year lease in New York, New York, to expand our office space to accommodate increased headcount.
On March 25, 2026, we executed our third data center campus lease. This agreement is for an initial term of 15 years with an investment-grade Hyperscale tenant. Under the terms of the agreement, we will develop and deliver a new HPC data center at one of our existing sites.
On March 25, 2026, we entered into a revolving credit facility (the “Facility”), which provides for up to $200 million of committed capacity with an additional accordion option of up to $50 million. Proceeds from the Facility will be used to enhance liquidity, support working capital, and fund growth initiatives. The Facility has a scheduled maturity of March 2030 and bears interest at the Secured Overnight Financing Rate (SOFR) plus 1.25% to 1.75%, subject to step-down pricing based on the Company’s total debt to market capitalization ratio.

Factors Affecting Our Results of Operations
There have been no material changes to the “Factors Affecting Our Results of Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Summary of Bitcoin Inventory
The following table presents information about our Bitcoin inventory for the three months ended March 31, 2026, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Opening balance	1,433	$125,400
Bitcoin received from equity investees	34	2,772
Bitcoin received from mining activities	451	35,212
Proceeds from sales of bitcoin	(802)	(66,771)
Realized losses on sale of bitcoin	—	(24,223)
Unrealized gains on fair value of bitcoin	—	3,760
Ending balance	1,116	$76,150

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
General and administrative expenses
General and administrative expenses represent insurance expense, rent expense, professional fees, including accounting and audit, consulting, legal, public relations and/or investor relations expenses, non-income taxes and licenses, travel, and other expenses. We expect our general and administrative fees to remain high as we incur the ongoing costs of operating as a public company, including increased director and officer insurance costs, and increased travel and conference participation expenses.
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
Equity in losses of equity investees
Equity in losses of equity investees includes our share of the losses recorded by Alborz LLC, Bear LLC and Chief Mountain LLC. Additionally, it includes the losses that we recognized upon our contributions of miners to these equity investees, due to the miners having a lower fair value at the time of the contributions than our costs paid to obtain them, which resulted in basis differences between the cost of the investments on our condensed consolidated balance sheets and the amount of our underlying equity in the net assets of the investee attributed to the miners. We have accreted these basis differences and recognized the accretion as a reduction to our share of the losses recognized by Alborz LLC, Bear LLC and Chief Mountain LLC within the equity in losses of equity investees on our condensed consolidated statements of operations over the depreciation period for the miners.

Changes in fair value of bitcoin and realized gain/loss on sale of bitcoin
All of our bitcoin is recorded as a current asset on our condensed consolidated balance sheet as we expect to begin regularly exchanging our bitcoin held for fiat currency to fund our operating expenses. We adopted ASU 2023-08 Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2023, which requires cryptocurrencies to be measured at fair value each reporting period with changes in fair value being reported in net income.
The fair value of bitcoin has been highly volatile since we began to obtain bitcoin through our operating activities, which has impacted our operating results and we expect volatility in the fair value of bitcoin to continue for the foreseeable future.
Provision for income taxes
Our provision for income taxes primarily consists of U.S. deferred federal taxes. A valuation allowance is recorded against substantially all of our net deferred tax assets, which are composed primarily of federal and state net operating loss carryforwards, stock-based compensation, intangible assets other than goodwill, investments in joint ventures and lease liabilities; in addition, we have deferred tax liabilities resulting from our derivative and right-to-use assets. Our ability to offset our deferred tax liabilities with our deferred tax assets is limited due to restrictions on the ability to offset taxable income by more than eighty percent with federal net operating losses. As a result, we have recorded a deferred tax liability for the amount of future taxable income that is not expected to be covered by net operating losses. We evaluate our ability to recognize our deferred tax assets annually by considering all positive and negative evidence available as prescribed by the Financial Accounting Standards Board (“FASB”) under its general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue - bitcoin mining	$34,838	$48,959
Costs and operating (expenses) income
Cost of revenue	(17,705)	(14,894)
Compensation and benefits	(35,003)	(14,303)
General and administrative	(11,741)	(8,951)
Depreciation and amortization	(19,014)	(43,467)
Change in fair value of power purchase agreement	(28,230)	7,330
Power sales	2,138	991
Equity in losses of equity investees	(1,601)	(5,292)
Unrealized gains (losses) on fair value of bitcoin	3,760	(20,178)
Realized (losses) gains on sale of bitcoin	(24,223)	12,196
Other operating losses	(17,788)	(479)
Total costs and operating expenses	(149,407)	(87,047)
Operating loss	(114,569)	(38,088)
Other income (expense)
Interest income	31,590	190
Interest expense	(59,158)	(777)
Change in fair value of warrant liability	43,610	-
Other expenses	(15,382)	(156)
Total other income (expense)	660	(743)
Loss before taxes	(113,909)	(38,831)
Current income tax expense	(407)	(779)
Deferred income tax benefit	-	635
Total income tax expense	(407)	(144)
Net loss	(114,316)	(38,975)
Less: Net loss attributable to redeemable noncontrolling interest	$—	$—
Net loss available for common stockholders	$(114,316)	$(38,975)
Comparative Results for the Three Months Ended March 31, 2026 and 2025
Revenue
Revenue for the three months ended March 31, 2026 was $34.8 million, compared to $49.0 million for the three months ended March 31, 2025, and was generated from bitcoin mining operations at the Odessa and Black Pearl Facilities. The decrease year over year was primarily driven by a decrease in the average bitcoin price in the current year, partially offset by an increase in the amount of bitcoin mined.
Cost of revenue
Cost of revenue for the three months ended March 31, 2026 was $17.7 million, compared with $14.9 million for the three months ended March 31, 2025, and consisted primarily of power costs at our data centers. The increase is primarily due to increased power costs at the Black Pearl Facility which commenced mining operations in July 2025.

Compensation and benefits
Compensation and benefits for the three months ended March 31, 2026 was $35.0 million, an increase from $14.3 million for the three months ended March 31, 2025, driven by an increase in headcount, and higher valuation on performance based stock compensation in the year.
General and administrative
General and administrative expenses for the three months ended March 31, 2026 was $11.7 million, an increase of $2.7 million compared to $9.0 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in legal fees related to strategic initiatives, including our lease negotiations and financing transactions.
Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2026 was $19.0 million, a decrease of $24.5 million compared to Depreciation and amortization of $43.5 million for the three months ended March 31, 2025. The decrease was primarily due to asset write-downs related to our mining business resulting in less assets in service in the current year.
Change in fair value of power purchase agreement
Change in fair value of power purchase agreement was a $28.2 million decrease for the three months ended March 31, 2026 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our power purchase agreement was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement.
Power sales
At our Odessa Facility, we sell excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations, back to the ERCOT market through Luminant. We sold power for proceeds of $2.1 million and $1.0 million for the three months ended March 31, 2026, and 2025, respectively. Power sales fluctuate each period based on power and bitcoin prices, which are volatile.
Equity in losses of equity investees
Equity in losses of equity investees totaled $1.6 million for the three months ended March 31, 2026 compared to $5.3 million for the three months ended March 31, 2025. Equity in losses of equity investees consists of our 49% share in the losses generated by our three partially-owned bitcoin mining sites, and the accretion of the basis differences in our investments in the equity investees. These interests were sold in February 2026. For the three months ended March 31, 2025, we recognized approximately $4.0 million as our 49% share of a one-time impairment charge on the miners of Alborz LLC, net of accretion.
Unrealized (losses) gains on fair value of bitcoin
Unrealized gains on fair value of bitcoin totaled $3.8 million for the three months ended March 31, 2026, compared to Unrealized losses on fair value of bitcoin of $20.2 million for the three months ended March 31, 2025. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized gains and losses on sale of bitcoin
Realized losses on sale of bitcoin totaled $24.2 million for the three months ended March 31, 2026 compared to gains of $12.2 million in the prior year period. In both periods, this is driven by selling bitcoin at prices differing from our cost basis.

Other income (expense)
Other income totaled $0.7 million for the three months ended March 31, 2026, compared to expenses of $0.7 million for the three months ended March 31, 2025. Other income in the current year primarily contains Interest income of $31.6 million earned from excess cash in interest bearing accounts, Interest expense of $59.2 million incurred primarily from our financing arrangements for the Barber Lake and Black Pearl Facilities, the gain on fair value of our Warrant liability of $43.6 million, and a $16.5 million loss on the fair value of our Canaan Inc. common stock.
Income tax benefit (expense)
For the three months ended March 31, 2026, we recorded a provision for income taxes of $0.4 million as a result of projected taxable income for the current year in the jurisdictions which we operate. For the three months ended March 31, 2025, we recorded a provision for income taxes of $0.1 million.
Liquidity and Capital Resources
Cash provided by operations was $91.5 million for the three months ended March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $715.2 million, total stockholders’ equity of $714.2 million and an accumulated deficit of $1,118.0 million. We fund operations primarily through a combination of at-the-market stock issuances, short-term and long-term financing arrangements, and bitcoin sales.
We have established an at-the-market sales agreement with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Compass Point Research & Trading, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, and BTIG, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $725.7 million. For the quarter ended March 31, 2026, we did not sell any shares through at-the-market offerings. For more information on our at-the-market sales agreement and our at-the-market offerings, see Note 15. Stockholders’ Equity.
On March 23, 2026, we entered into a $200.0 million Revolving Credit Facility with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and a syndicate of lenders, which matures on March 23, 2030 (subject to a potential Springing Maturity Date tied to the 2030 Convertible Notes). The Revolving Credit Facility also provides for additional accordion option of up to $50 million. During the Pre-Completion Availability Period, the period prior to the completion of the Barber Lake Facility and the Black Pearl Facility, aggregate borrowings under the Revolving Credit Facility are limited to $50.0 million. The Revolving Credit Facility includes a $50.0 million letter of credit sublimit. Borrowings bear interest at Term SOFR plus an initial applicable margin of 1.75% (or ABR plus 0.75%), with the margin adjustable thereafter based on our Consolidated Total Debt to Market Capitalization Ratio. We are also required to pay a commitment fee of 0.50% per annum on unfunded commitments. The Revolving Credit Facility is secured on a first-priority basis (pari passu with the 2030 Senior Secured Notes) by substantially all of the assets of the Borrower and the guarantors. The Revolving Credit Facility contains a financial maintenance covenant requiring us to maintain minimum Liquidity of $100.0 million, increasing to $150.0 million after the first, and $200.0 million after both, of the Barber Lake Facility and the Black Pearl Facility commence operations. As of March 31, 2026, we had no outstanding borrowings under the Revolving Credit Facility and were in compliance with all covenants. For more information on the Revolving Credit Facility, see Note 14. Debt.
We have a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we currently have a secured line of credit up to $25.0 million (the “Coinbase Overnight Credit Facility”), subject to credit review. We will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of March 31, 2026 we had nothing drawn on the Coinbase Overnight Credit Facility.
We also have a $100.0 million secured credit facility with Two Prime Lending Limited (“Two Prime Credit Facility”). Borrowings on this facility will be backed by the Company’s bitcoin held in a triparty account. We have not drawn on the Two Prime Credit Facility, and as such we had nothing outstanding on this facility as of March 31, 2026.

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
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$91,531	$(47,238)
Net cash used in investing activities	(474,202)	(17,298)
Net cash provided by financing activities	1,964,378	82,124
Net increase in cash and cash equivalents, and restricted cash	$1,581,707	$17,588
Operating Activities
Net cash provided by operating activities was $91.5 million for the three months ended March 31, 2026 compared to net cash use in operating activities of $47.2 million for the three months ended March 31, 2025. We incurred a net loss of $114.3 million for the three months ended March 31, 2026, compared to a net loss of $39.0 million for the three months ended March 31, 2025, representing an increase of $75.3 million. Cash flows from operating activities was impacted by a $99.9 million increase in non-cash items, primarily driven by the increase in amortization of debt discount and issuance costs of $59.2 million, increase in realized losses of $36.4 million, change in fair value of derivative asset of $35.6 million, partially offset by a $23.9 million decrease in unrealized losses on fair value of bitcoin, a decrease of $24.5 million in depreciation and a decrease of $43.6 million in the change in fair value of our warrants. Additionally, changes in assets and liabilities resulted in an increase in cash used of $114.2 million between the three months ended March 31, 2026 and 2025.
Investing Activities
Cash used in investing activities increased by $456.9 million to $474.2 million of net cash used in investing activities for the three months ended March 31, 2026 compared to $17.3 million of net cash used in investing activities for the three months ended March 31, 2025. This change primarily related to an increase of $454.3 million in purchases of property and equipment related to building out the Black Pearl and Barber Lake Facilities, partially offset by a decrease of $23.2 million in proceeds from the sale of bitcoin.
Financing Activities
Cash flows provided by financing activities increased by $1,882.3 million to $1,964.4 million net cash provided by financing activities for the three months ended March 31, 2026 from $82.1 million net cash provided by financing activities for the three months ended March 31, 2025. This change was primarily driven by $1,969.8 million of proceeds from the issuance of notes, net of issuance costs, offset by a $2.6 million increase in cash used to repurchase common shares to pay employee withholding taxes during the three months ended March 31, 2026.

Contractual Obligations and Other Commitments
On December 17, 2021, we entered into a lease agreement for office space, amended in the second quarter of 2024, with a term through May 2029. Monthly rent payments associated with the amended lease are approximately $0.2 million.
We also entered into a series of agreements with affiliates of Luminant ET Services Company LLC (“Luminant”), including the Lease Agreement dated June 29, 2021, with amendment and restatement on July 9, 2021 (as amended and restated, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to us where our data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) have been set up for our Odessa Facility. We entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support our planned operations. Management determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842, Leases (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.
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
Non-GAAP Financial Measures
We are providing supplemental financial measures for Adjusted EBITDA, that excludes the impact of (i) interest income, (ii) interest expense, (iii) income taxes, (iv) depreciation and amortization, (v) the non-cash change in fair value of derivative asset, (vi) share-based compensation expense, (vii) nonrecurring gains and losses, (viii) the non-cash change in fair value of warrant liability, (ix) non-cash losses related to miners reclassified as held for sale, (x) impairment of long-lived assets, and (xi) non-cash disposal of miners.
Beginning with the three months ended March 31, 2026, we have changed our primary non-GAAP performance measure from “Adjusted Earnings (Loss)”, which we previously reported, to Adjusted EBITDA. Adjusted EBITDA differs from Adjusted Earnings (Loss) only in that, in addition to the adjustments previously made to compute Adjusted Earnings (Loss), Adjusted EBITDA also excludes interest expense, interest income, and current income tax expense. Management changed the measure because, following our issuance of the 2030 Convertible Notes in May 2025, the 2030 Senior Secured Notes in November 2025, the 2031 Convertible Notes in September 2025, and the 2031 Senior Secured Notes in February 2026, our interest expense has become a significant component of net loss that is not directly tied to our underlying operating performance. We believe that excluding interest expense, interest income, and current income tax expense provides a measure that is more representative of our core operating performance, more comparable to measures used by industry peers, and more useful to investors evaluating our underlying business. The reconciliation table below presents Adjusted EBITDA for both periods presented under our new methodology. We do not intend to report Adjusted Earnings (Loss) in future periods.

These supplemental financial measures are not measurements of financial performance under accounting principles GAAP and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors by excluding certain items that vary in our industry based on company policy.
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
The following is a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Reconciliation of Adjusted EBITDA:
Net loss	$(114,316)	$(38,975)
Interest income	(31,590)	(190)
Interest expense	59,158	777
Total income tax expense	407	144
Depreciation and amortization	19,014	43,467
EBITDA	$(67,327)	$5,223
Change in fair value of power purchase agreement	28,230	(7,330)
Share-based compensation expense	27,048	9,132
Other losses (gains) - nonrecurring	—	479
Change in fair value of warrant liability	(43,610)	—
Loss on miners held for sale	7,437	—
Adjusted EBITDA	$(48,222)	$7,504
Critical Accounting Policies, and Use of Estimates
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Policies and Estimates” of Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. As of March 31, 2026, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited condensed consolidated financial statements from those previously disclosed in our 2025 Form 10-K.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements applicable to us, adopted and not yet adopted as of the date of this report, is included in Note 2 to our condensed consolidated financial statements located in “Part I - Financial Information, Item 1. Financial Statements” in this Quarterly Report.

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
Bitcoin Price Risk
We hold bitcoin on our inventory at fair value, and as such we are exposed to the impact of the change in bitcoin price. As of March 31, 2026, we had 1,116 bitcoin in inventory. A 10% decrease in the price of bitcoin would result in an estimated $7.7 million increase in Net loss for the three months ended March 31, 2026.
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
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2026, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
Item 1A. Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K.
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
Our officers and directors from time to time may adopt trading plans to transact in our common stock for a variety of reasons, including tax considerations, investment diversification, or other personal reasons. During the three months ended March 31, 2026, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each such plan, a “Rule 10b5-1 Plan”), as described below. On March 23, 2026, Patrick Kelly, Co-President and Chief Operating Officer, adopted a Rule 10b5-1 Plan, which covers the sale of up to 289,271 shares of our common stock until May 28, 2027. On December 18, 2025, William Iwaschuk, Co-President, Chief Legal Officer and Corporate Secretary, terminated a Rule 10b5-1 Plan covering the sale of up to 487,956 shares of our common stock until May 8, 2026.
No other directors or “officers” (as defined in Section 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.
Item 6. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Amended and Restated Certificate of Incorporation of Cipher Digital Inc.	8-K	001-39625	3.1	2/24/26
3.2	Amended and Restated Bylaws of Cipher Digital Inc.	8-K	001-39625	3.2	2/24/26
10.1	Credit Agreement, dated as of March 23, 2026, among Cipher Digital Inc., as borrower, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.	8-K	001-39625	10.1	3/25/26
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Compensation Recoupment Policy	10-K	001-39625	97.1	3/5/24
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

CIPHER DIGITAL INC.

Date: May 5, 2026	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Gregory Mumford
Gregory Mumford
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)