Form 10-Q
period 2026-06-30
Cipher Digital Inc.
filed 2026-08-04
CIK 1819989

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
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the registrant had 415,030,722 shares of Common Stock, $0.001 par value per share, outstanding.

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
•Our business is exposed to construction risks, including risks arising from construction safety incidents.
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
•We depend on third parties, including engineering, procurement and construction contractors, transmission and distribution utilities, grid operators, electric utility providers and manufacturers of certain critical and specialized equipment, and rely on skilled labor, components and raw materials that may be subject to price fluctuations or shortages.
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
•We are subject to a highly-evolving regulatory landscape and any adverse changes to laws and regulations, including changes in government policies, permitting requirements or land use regulations resulting from community opposition to data center development, or our failure to comply with, any applicable laws and regulations could adversely affect our business, reputation, prospects or operations.
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
Risks Related to Our Indebtedness
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

•We may not be able to generate sufficient cash to service all of our indebtedness and to fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
•Our debt agreements contain restrictions that will limit flexibility in operating our business.
•The important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “2025 Form 10-K”), as updated in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q, and any additional risks as described in our other reports filed with the SEC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$831,829	$628,263
Restricted cash, current	3,188,452	1,761,292
Accounts receivable	20,084	687
Receivables, related party	-	271
Prepaid expenses and other current assets	34,477	7,977
Bitcoin	37,802	125,400
Miners held for sale	-	94,879
Derivative asset, current	19,436	34,090
Total current assets	4,132,080	2,652,859
Restricted cash, noncurrent	539,506	275,076
Property and equipment, net	2,132,585	633,417
Intangible assets, net	76,929	77,388
Investment in equity investees	-	29,400
Derivative asset, non-current	3,244	22,720
Operating lease right-of-use asset	36,212	11,321
Security deposits	27,489	27,732
Other noncurrent assets	553,409	561,995
Total assets	$7,501,454	$4,291,908
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$289,091	$40,064
Accrued expenses and other current liabilities	356,746	90,086
Finance lease liability, current portion	4,475	4,237
Operating lease liability, current portion	2,242	1,731
Warrant liability	632,060	525,160
Short-term borrowings	94,484	37,793
Total current liabilities	1,379,098	699,071
Deferred revenue	25,512	-
Long-term borrowings, net	5,446,866	2,711,648
Asset retirement obligations	23,509	33,696
Finance lease liability	795	3,094
Operating lease liability	37,938	8,545
Total liabilities	6,913,718	3,456,054
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	25,679	30,319
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2026, and December 31, 2025	-	-
Common stock, $0.001 par value, 1,000,000,000 and 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively, 423,575,369 and 412,074,529 shares issued as of June 30, 2026 and December 31, 2025, respectively, and 414,253,564 and 404,963,061 shares outstanding as of June 30, 2026, and December 31, 2025, respectively	424	412
Additional paid-in capital	1,947,143	1,808,786
Accumulated deficit	(1,385,501)	(1,003,656)
Treasury stock, at par, 9,321,805 and 7,111,468 shares at June 30, 2026 and December 31, 2025, respectively	(9)	(7)
Total stockholders’ equity	562,057	805,535
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$7,501,454	$4,291,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue - bitcoin mining	$24,837	$43,565	$59,675	$92,524
Costs and operating (expenses) income
Cost of revenue	(15,046)	(15,330)	(32,751)	(30,224)
Compensation and benefits	(42,359)	(15,659)	(77,362)	(29,962)
General and administrative	(16,479)	(9,078)	(28,220)	(18,029)
Depreciation and amortization	(19,365)	(44,086)	(38,379)	(87,553)
Change in fair value of power purchase agreement	(5,900)	(15,480)	(34,130)	(8,150)
Power sales	2,295	1,376	4,433	2,367
Equity in losses of equity investees	-	(1,701)	(1,601)	(6,993)
Unrealized gains (losses) on fair value of bitcoin	16,901	17,143	20,661	(3,035)
Realized (losses) gains on sale of bitcoin	(23,509)	(3,639)	(47,732)	8,557
Other operating income (losses)	89	(2,354)	(17,699)	(2,833)
Total costs and operating expenses	(103,373)	(88,808)	(252,780)	(175,855)
Operating loss	(78,536)	(45,243)	(193,105)	(83,331)
Other income (expense)
Interest income	35,861	296	67,451	486
Interest expense	(66,736)	(1,137)	(125,894)	(1,914)
Change in fair value of warrant liability	(150,510)	-	(106,900)	-
Other (expenses) income	(7,241)	1,220	(22,623)	1,064
Total other (expense) income	(188,626)	379	(187,966)	(364)
Loss before taxes	(267,162)	(44,864)	(381,071)	(83,695)
Current income tax expense	(367)	(1,145)	(774)	(1,924)
Deferred income tax benefit	-	228	-	863
Total income tax expense	(367)	(917)	(774)	(1,061)
Net loss	(267,529)	(45,781)	(381,845)	(84,756)
Less: Net loss attributable to redeemable noncontrolling interest	-	-	-	-
Net loss available for common stockholders	$(267,529)	$(45,781)	$(381,845)	$(84,756)
Loss per share - basic and diluted	$(0.65)	$(0.12)	$(0.94)	$(0.23)
Weighted average shares outstanding - basic and diluted	409,382,093	375,052,248	407,258,999	367,823,593
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of March 31, 2026	412,612,619	$413	$1,831,753	$(1,117,972)	(7,346,254)	$(7)	$714,187	$25,679
Issuance of common shares, net of offering costs - At-the-market offering	5,496,993	5	129,187	-	-	-	129,192	-
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	5,465,757	6	(43,916)	-	(1,975,551)	(2)	(43,912)	-
Share-based compensation	.	-	30,119	-	-	-	30,119	-
Net loss	-	-	-	(267,529)	-	-	(267,529)	-
Balance as of June 30, 2026	423,575,369	$424	$1,947,143	$(1,385,501)	(9,321,805)	$(9)	$562,057	$25,679

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of March 31, 2025	371,313,598	$371	$954,812	$(220,387)	(455,899)	$(1)	$734,795	$-
Issuance of common shares, net of offering costs - At-the-market offering	14,185,254	14	51,472	-	-	-	51,486	-
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	2,624,736	3	(3,175)	-	(909,143)	(1)	(3,173)	-
Share-based compensation	-	-	11,577	-	-	-	11,577	-
Net loss	-	-	-	(45,781)	-	-	(45,781)	-
Balance as of June 30, 2025	388,123,588	$388	$1,014,686	$(266,168)	(1,365,042)	$(2)	$748,904	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2025	412,074,529	$412	$1,808,786	$(1,003,656)	(7,111,468)	$(7)	$805,535	$30,319
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,640)
Issuance of common shares, net of offering costs - At-the-market offering	5,496,993	6	129,187	-	-	-	129,193	-
Delivery of common stock underlying restricted stock units and performance stock units, net of shares settled for tax withholding settlement	6,003,847	6	(47,697)	-	(2,210,337)	(2)	(47,693)	-
Share-based compensation	-	-	56,867	-	-	-	56,867	-
Net loss	-	-	-	(381,845)	-	-	(381,845)	-
Balance as of June 30, 2026	423,575,369	$424	$1,947,143	$(1,385,501)	(9,321,805)	$(9)	$562,057	$25,679

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	361,432,449	$361	$863,015	$(181,412)	(10,648,632)	$(11)	$681,953	$-
Issuance of common shares, net of offering costs - At-the-market offering	23,334,701	23	85,642	-	-	-	85,665	-
Treasury stock reissued for PIPE Investment	-	-	49,990	-	10,438,413	10	50,000
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	3,356,438	4	(4,319)	-	(1,154,823)	(1)	(4,316)	-
Share-based compensation	-	-	20,358	-	-	-	20,358	-
Net loss	-	-	-	(84,756)	-	-	(84,756)	-
Balance as of June 30, 2025	388,123,588	$388	$1,014,686	$(266,168)	(1,365,042)	$(2)	$748,904	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(381,845)	$(84,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,379	87,554
Amortization of operating right-of-use asset	1,418	1,335
Share-based compensation	57,574	19,625
Equity in losses of equity investees	1,601	6,993
Write-down of assets held for sale	7,437	-
Loss on disposal of assets	10,408	633
Amortization of debt discount and issuance costs	125,894	-
Income taxes	774	1,061
Non-cash consideration received for services	(59,675)	(92,524)
Change in fair value of power purchase agreement	34,130	8,150
Change in fair value of warrant liability	106,900	-
Change in fair value of investments at fair value	24,325	-
Change in fair value of bitcoin collateral	-	(5,731)
Change in fair value of bitcoin loan	-	782
Change in unrealized (gains) losses on fair value of bitcoin	(20,661)	3,035
Realized losses (gains) on sale of bitcoin	47,732	(8,557)
Changes in operating assets and liabilities
Increase in operating assets	509	11,893
Decrease in operating liabilities	(146,907)	(52,948)
Net cash used in operating activities	(152,007)	(103,455)
Cash flows from investing activities
Proceeds from sale of bitcoin	123,428	121,352
Proceeds from disposal of assets	52,798	-
Purchases of property and equipment	(964,261)	(218,245)
Purchases and development of software	-	(735)
Distributions paid to non-controlling interest	(4,640)	-
Investment in equity investees	(4,374)	(12,842)
Net cash used in investing activities	(797,049)	(110,470)
Cash flows from financing activities
Proceeds from notes, net of issuance costs	2,766,437	167,113
Proceeds from the issuance of common stock, net of offering costs	129,193	85,665
Proceeds from treasury stock reissued for PIPE investment	-	50,000
Repurchase of common shares to pay employee withholding taxes	(49,000)	(4,317)
Principal payments on loan	-	(25,000)
Principal payments on financing lease	(2,418)	(2,417)
Net cash provided by financing activities	2,844,212	271,044
Net increase in cash, cash equivalents, and restricted cash	1,895,156	57,119
Cash, cash equivalents, and restricted cash, beginning of the period	2,664,631	19,977
Cash and cash equivalents, and restricted cash, end of the period	$4,559,787	$77,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental information
Cash paid for interest	$63,933	$-

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$542,730	$3,676
Investments acquired at fair value for sale of equity in investees interests	$29,400	$-
Right-of-use asset obtained in exchange for operating lease liability	$29,021	$491
Miners reclassified from held for sale to in service	$25,816	$-
Interest capitalized on construction in progress	$23,203	$-
Derecognition of asset retirement obligation and asset retirement cost	$11,433	$-
Investments acquired at fair value for sale of miners	$10,355	$-
Sales tax accrual on machines placed in service	$3,503	$2,132
Bitcoin received from equity investees	$2,772	$13,857
Land asset adjustment on derecognition of lease liability and right-of-use asset	$1,618	$-
Reclassification of deposits on equipment to property and equipment	$-	$7,480
Bitcoin purchase option	$-	$8,820
Initial estimate of asset retirement obligation and related capitalized costs	$-	$10,743
Bitcoin received as a loan	$-	$16,551
Bitcoin transferred for rehypothecated collateral	$-	$31,720
Bitcoin loan payments	$-	$26,987
Treasury stock reissued for PIPE investment	$-	$10

The following table provides a reconciliation of Cash and cash equivalents together with Restricted cash as reported within the Condensed Consolidated Balance Sheets to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	June 30,
	2026	2025
Cash and cash equivalents	$831,829	$62,704
Restricted cash, current	3,188,452	-
Restricted cash, noncurrent	539,506	14,392
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$4,559,787	$77,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Cipher Digital Inc. (“Cipher,” “CDI,” or the “Company”) is focused on the development and operation of industrial-scale data centers for bitcoin mining and high-performance compute (“HPC”) hosting. The Company operates one wholly owned bitcoin mining data center, a 207 MW site located in Odessa, Texas that draws fixed priced power from a power purchase agreement with its electricity provider (the “Odessa Facility”). The Company also has a 300 MW data center in Wink, Texas that draws power from the power grid (the “Black Pearl Facility”) that was previously used for bitcoin mining. The Company is in the process of retrofitting the Black Pearl Facility for an HPC tenant, with phased delivery expected to commence in 2026. The Company is in the process of building the Barber Lake Facility for Fluidstack USA II Inc. (“Fluidstack”), with an expected commencement date of September 2026. The Company is also in the process of building one of its existing sites for a hyperscaler tenant. The Company’s portfolio as of June 30, 2026 also consists of six additional sites expected to be built out for HPC.
Risks and uncertainties
Liquidity and capital resources
The Company has historically experienced net losses and negative cash flows from operations; however, proceeds from sales of bitcoin are categorized as cash flows from investing activities to the extent bitcoin is sold after seven days from receipt. As of June 30, 2026, the Company had approximate balances of Cash and cash equivalents of $831.8 million, working capital of $2,753.0 million, Total stockholders’ equity of $562.1 million and an Accumulated deficit of $1,385.5 million. The Company uses a combination of short-term and long-term financing arrangements, proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, and strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.
The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $152.0 million of cash was used in operating activities during the six months ended June 30, 2026.
During the six months ended June 30, 2026, the Company sold bitcoin for proceeds of approximately $123.4 million. The Company paid approximately $964.3 million for property and equipment primarily related to the build-out of various facilities.
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
On March 23, 2026, the Company entered into a $200.0 million revolving credit facility (the “Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and a syndicate of lenders. The Revolving Credit Facility also provides for an additional accordion option of up to $50.0 million. The Revolving Credit Facility matures on March 23, 2030 (the fourth anniversary of the closing date); provided, however, that if any of the 2030 Convertible Notes (or certain refinancing indebtedness in respect thereof) are outstanding on the date that is 91 days prior to the maturity date thereof, the maturity date of the Revolving Credit Facility will spring to such earlier date (the “Springing Maturity Date”).
Refer to Note 14. Debt for more details on all debt arrangements.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Management believes that the Company’s existing financial resources, ability to obtain project level financing, projected cash and bitcoin inflows from its data centers, ability to sell bitcoin received or earned, and its intent and ability to sell common stock through at-the-market offerings will be sufficient to enable the Company to meet its operating and capital requirements for at least 12 months from the date these condensed consolidated financial statements are issued.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and principles of consolidation
The Company prepares its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).
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
A detailed description of the Company’s significant accounting policies is included in the Company’s 2025 Form 10-K as filed with the SEC on February 24, 2026. The Company’s unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies from those disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2025 Form 10-K.
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
Restricted cash
Restricted cash primarily relates to proceeds from various senior secured notes offerings which the Company is restricted from using for general corporate purposes outside of financing specific site developments. As these funds are expected to be used in the short term to build out the various sites, this restricted cash is classified in current assets on the Company’s condensed consolidated balance sheets.
Restricted cash classified as noncurrent on the Company’s condensed consolidated balance sheets represents cash required to be held in debt service accounts related to various senior secured notes, as well as amounts pledged as collateral to Luminant ET Services Company LLC (“Luminant”), and Vistra Operations Company, LLC (“Vistra”), a Luminant affiliate, primarily related to the Luminant Power Agreement (defined below in Note 4. Derivative Assets).
Accounts receivable
The Company’s accounts receivable balance as of June 30, 2026 consists primarily of amounts due related to change orders requested from tenants for its HPC data centers. Amounts recorded in accounts receivable consist of the amount invoiced, but not yet received from the tenant.
The Company’s accounts receivable balance as of December 31, 2025 consists of amounts due from its mining pool operator. Amounts recorded in accounts receivable consist of the block rewards and transaction fees earned on the last day (last contract period) of the period, but not yet received from the mining pool operator.
No allowance was recorded as of June 30, 2026 or December 31, 2025.
Long-term borrowings, net
Long-term borrowings, net represents the Company’s convertible senior notes and senior secured notes. The Company records the aggregate principal amount of each of its long-term debt instruments as a liability on the balance sheet, offset by the instrument’s issuance costs. The issuance costs are amortized to interest expense using the effective interest rate

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
method over the expected term of each instrument. The Company records contractually obligated payments due within one year as short term liabilities.
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
The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted loss per share:
Net loss	$(267,529)	$(45,781)	$(381,845)	$(84,756)

Weighted average shares outstanding - basic	409,382,093	375,052,248	407,258,999	367,823,593
Add:
RSUs	-	-	-	-
Weighted average shares outstanding - diluted	409,382,093	375,052,248	407,258,999	367,823,593

Net loss per share - basic and diluted	$(0.65)	$(0.12)	$(0.94)	$(0.23)
The following table presents the common share equivalents that are excluded from the computation of diluted earnings (loss) per common share at June 30, 2026 and 2025, because including them would have been antidilutive.

	June 30,
	2026	2025
Note conversion	161,930,746	50,438,686
Google warrants	24,178,576	—
Unvested RSUs & PSUs	18,593,624	27,056,741
Public warrants	—	8,613,980
	204,702,946	86,109,407
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
NOTE 3. BITCOIN
The following table presents information about the Company’s bitcoin (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Opening balance	$125,400	$92,651
Bitcoin received from equity investees	2,772	13,857
Bitcoin received from mining activities	60,129	67,270
Bitcoin received from loan	-	16,551
Bitcoin paid for interest on loan	-	(140)
Proceeds from sales of bitcoin	(123,428)	(121,352)
Realized (loss) gains on sales of bitcoin, net	(47,732)	8,557
Unrealized gains (losses) on fair value of bitcoin	20,661	(3,035)
Realized loss on bitcoin transferred to collateral, net(1)	-	(3,195)
Bitcoin transferred from collateral, net	-	40,925
Ending balance	$37,802	$112,089
The Company held approximately 646 and 1,433 bitcoin at June 30, 2026, and December 31, 2025, respectively. The associated fair values and cost bases of bitcoin held were $37.8 million, and $45.9 million, respectively, at June 30, 2026,

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and $125.4 million, and $154.1 million, respectively at December 31, 2025. Fair value of bitcoin is estimated using the closing price at 23:59:59 UTC in the Company’s principal market, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a first-in-first-out (“FIFO”) basis.
Additionally, the Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of June 30, 2026, the Company had 53 bitcoin with a fair value of $3.1 million pledged as part of trading strategies. As of December 31, 2025 the Company had no bitcoin pledged as part of trading strategies.
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
The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From power sales, the Company earned approximately $2.3 million and $1.4 million for the three months ended June 30, 2026, and 2025, respectively, and $4.4 million, and $2.4 million for the six months ended June 30, 2026, and 2025, respectively, and recorded this amount within Costs and operating (expenses) income on the condensed consolidated statements of operations, with the corresponding cost of the power sold recorded in Cost of revenue.
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Miners and mining equipment	$185,676	$289,680
Leasehold improvements	120,029	134,122
Land	163,885	79,054
Buildings	68,707	66,594
Infrastructure	95,861	108,827
Other	1,870	1,873
Construction-in-progress	1,676,099	276,470
Deposits on equipment	55,998	10,962
Total cost of property and equipment	2,368,125	967,582
Less: accumulated depreciation	(235,540)	(334,165)
Property and equipment, net	$2,132,585	$633,417
As of June 30, 2026, the Company had approximately $1,676.1 million of construction-in-progress related to construction at various sites related to building data centers for leasing to HPC tenants.
Depreciation expense was approximately $18.6 million and $43.9 million for the three months ended June 30, 2026 and 2025, respectively, and included approximately $0.6 million and $0.6 million of accretion expense related to the Company’s asset retirement obligations, and $36.7 million, and $87.2 million for the six months ended June 30, 2026, and 2025, respectively, and included approximately $1.1 million for both the six months ended June 30, 2026, and 2025 of accretion expense related to the Company’s asset retirement obligations.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company completed a quantitative assessment during the fourth quarter of 2025 in connection with a substantial decline in the price of bitcoin with increased network hashrate, and concluded an impairment existed on the miners and leasehold improvements at the Odessa Facility as of the assessment date. The Company recorded an impairment of $45.3 million on these long-lived assets at the Odessa Facility in Other operating losses in the year ended December 31, 2025. There was no impairment recognized for the six months ended June 30, 2026.
NOTE 6. MINERS HELD FOR SALE
As of June 30, 2026, the Company has no equipment classified as held for sale. As of December 31, 2025, the Company presented separately from Property and equipment, net $94.9 million of mining rigs that the Company determined met the criteria to be classified as held for sale and were presented in Miners held for sale on the Company’s condensed consolidated balance sheets.
The Company recognized a loss of $7.4 million on the fair value of the miners during the six months ended June 30, 2026. The loss is recorded in Other operating income (losses) on the Company’s condensed consolidated statements of operations.
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
Activity in the Company’s investments in equity investees during the six months ended June 30, 2026

, and 2025, consisted of the following (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Opening balance	$29,400	$53,908
Capital contributions	4,374	12,842
Accretion of basis differences related to miner contributions	243	3,199
Bitcoin received from equity investees	(2,772)	(13,857)
Equity in net losses of equity investees	(1,845)	(10,191)
Proceeds from sale of equity investee interests	(29,400)	-
Ending Balance	$-	$45,901
On February 19, 2026, the Company sold its 49% interests in the WindHQ JV sites to Canaan Inc (“Canaan”) in exchange for $29.4 million of Canaan common stock. In the year ended December 31, 2025, the Company recorded an additional expense in Equity in losses of equity investees to adjust the carrying value of it's investments to the negotiated sale price.
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
For the six months ended June 30, 2026, the Company made capital contributions to Colchis, which increased the Company’s ownership to 76%.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 8. INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contracts	$76,135	$(904)	$75,231
Capitalized software	2,848	(1,150)	1,698
Total	$78,983	$(2,054)	$76,929

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contracts	$76,135	$(729)	$75,406
Capitalized software	2,848	(866)	1,982
Total	$78,983	$(1,595)	$77,388
The Company recorded amortization expense related to intangible assets of $0.2 million for both of the three months ended June 30, 2026 and 2025, and $0.5 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. The Company expects to record amortization expense as follows over the next five subsequent years:

(in thousands)
Remainder of Year Ending December 31, 2026	633
Year Ending December 31, 2027	917
Year Ending December 31, 2028	826
Year Ending December 31, 2029	615
Year Ending December 31, 2030	445
NOTE 9. SECURITY DEPOSITS
The Company’s security deposits consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Security deposits with utility providers	27,020	27,020
Other deposits	469	712
Total security deposits	$27,489	$27,732
As part of various transactions to acquire wholly owned sites, the Company has deposits with Oncor Electric Delivery Company LLC (“Oncor”) and American Electric Power (“AEP”) to construct infrastructure to provide the ability to energize each data center. These deposits are eligible to be returned to the Company if the data centers energize an agreed upon capacity within an agreed upon timeframe. As of June 30, 2026 the Company believes these deposits will be returned.
NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets were $34.5 million as of June 30, 2026, primarily consisting of 806,439,900 shares of Canaan Inc. common stock, acquired on February 19, 2026, as part of the sale of the Company’s WindHQ JV sites, and certain mining rigs located at the Black Pearl Facility to Canaan. The Company's investment is subject to a six-month lock-up period commencing on the closing date, during which the Company is restricted from transferring, selling, or otherwise disposing of the shares. The lock-up expires on August 23, 2026.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Prepaid expenses and other current assets were $8.0 million at December 31, 2025, consisting primarily of prepaid insurance.
Other noncurrent assets were $553.4 million, and $562.0 million as of June 30, 2026, and December 31, 2025, respectively. The balance primarily consisted of an asset of $544.5 million at both periods representing the value of Google agreeing to make the lease payments from Fluidstack in the event of Fluidstack not fulfilling its obligations under the lease. The Company will amortize this asset over the life of the lease on a straight-line basis to recognize the benefit over the term of the benefit derived from the backstop.
The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Construction costs	$254,200	$36,081
Accrued interest	64,852	16,892
Contingent liabilities	16,433	14,650
Employee compensation	6,300	5,847
Professional fees	5,733	3,994
Taxes (primarily sales tax)	4,894	9,310
Power costs	3,185	2,622
Other	1,149	690
Total accrued expenses and other current liabilities	$356,746	$90,086
NOTE 11. RELATED PARTY TRANSACTIONS
Related party receivables
The Company had no related party receivables as of June 30, 2026, and recorded related party receivables of approximately $0.3 million as of December 31, 2025, representing amounts owed to the Company from its equity method investees.
NOTE 12. LEASES
Lessor Accounting
In September 2025, the Company, through its wholly owned subsidiary Cipher Barber Lake LLC, entered into a lease for the development, construction, and lease of an HPC data center facility (the “Barber Lake Facility Lease”). The Company expects to deliver the facility in September 2026. The tenant’s obligations to pay rent under the lease begins on the commencement date of the lease and will continue for a 10-year term, as well as for the two five-year extension options, as applicable. As part of the Barber Lake Facility Lease, the Company is required to provide certain services for the data center including supplying power, environmental controls, physical security and connectivity products to the tenant, and failure to provide these services may result in additional costs under the lease.
In October 2025, the Company entered into a 15-year lease agreement with an investment grade hyperscaler tenant to deliver approximately 300 gross MW of turnkey data center capacity at the Black Pearl Facility, with phased delivery expected to commence in 2026. The sublease provides three five-year extension options, as well as a short-term extension option under specified conditions. The Company is required to provide ongoing services including power, operations and maintenance, and other operating services, and may be subject to rent credits or other remedies for failure to achieve specified milestones.
In March 2026, the Company, through a wholly owned subsidiary, entered into a data center lease agreement with an investment grade hyperscaler tenant for the development, construction, and lease of an additional HPC data center facility at one of the Company’s existing sites in Texas. The initial term of the lease is 15 years, with multiple extension options at the tenant's election. The Company is responsible for construction of the facility, with phased delivery expected to begin in 2027. Base rent is abated prior to the first phase commencement date and commences on a per-phase basis as each phase is

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
delivered. The Company is required to provide ongoing services including power, operations and maintenance, and other operating services, and may be subject to rent credits or other remedies for failure to achieve specified delivery milestones.
These leases have not commenced and no revenue has been recognized as of June 30, 2026. As of June 30, 2026, the Company recorded $25.5 million of Deferred revenue on its condensed consolidated balance sheet, representing amounts billed to, or received from HPC tenants for tenant-requested change orders. These amounts will be recognized over the lease term.
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
Reveille Facility Lease
The Company and its wholly owned subsidiary, Cipher Reveille LLC (“Reveille”), assumed a lease for up to 52 acres of land in LaSalle, Texas, in October 2024 for the purpose of constructing a data center, and ancillary infrastructure to construct the Reveille Facility. The initial term of the lease is ten years, and includes two consecutive renewal options for ten years each.
Office and warehouse leases
The Company leases office space for its headquarters in New York, New York, and office space in Charleston, South Carolina, and Denver, Colorado.
In April 2025, the Company entered into a commercial lease for a warehouse in Odessa, Texas.
In April 2026, the Company entered into an operating lease for office space in New York, New York.
All of the Company's office leases are classified as operating leases.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Additional lease information
Components of the Company’s lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance leases:
Amortization of ROU assets (1)	$503	$761	$1,005	$1,522
Interest on lease liability	164	272	356	570
Total finance lease expense	667	1,033	1,361	2,092
Operating leases:
Operating lease expense	1,787	660	2,441	1,285
Total operating lease expense	1,787	660	2,441	1,285
Total lease expense	$2,454	$1,693	$3,802	$3,377
(1)Amortization of finance lease ROU asset is included within depreciation expense.
The Company did not incur any variable lease costs during any of the periods presented.
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flows - operating lease	$994	$565	$1,629	$1,078
Right-of-use asset obtained in exchange for operating lease liabilities	$29,021	$491	$29,021	$491

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term – finance lease (in years)	1.2	1.7
Weighted-average remaining lease term – operating lease (in years)	10.0	7.3
Weighted-average discount rate – finance lease	11.0%	11.0%
Weighted-average discount rate – operating lease	7.8%	8.0%
Finance lease ROU assets(1)	$2,346	$5,073
(1)As of June 30, 2026, the Company recorded accumulated amortization of $8.4 million for the finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets.
As of June 30, 2026, future minimum lease payments are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remainder of Year Ending December 31, 2026	2,417	1,235	3,652
Year Ending December 31, 2027	3,222	5,417	8,639
Year Ending December 31, 2028	—	7,184	7,184
Year Ending December 31, 2029	—	5,976	5,976
Year Ending December 31, 2030	—	4,950	4,950
Thereafter	—	36,525	36,525
Total lease payments	5,639	61,287	66,926
Less present value discount	(369)	(21,107)	(21,476)
Total	$5,270	$40,180	$45,450

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of June 30, 2026. In the normal course of business, the Company enters into contracts with suppliers, primarily related to construction, and has commitments of approximately $2,169.3 million as of June 30, 2026. The majority of commitments relate to construction at sites with leases to HPC tenants.
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
NOTE 14. DEBT
Short-term borrowings
Coinbase Master Loan Agreement
The Company has the Coinbase Master Loan Agreement, under which the Company established the Coinbase Overnight Credit Facility of $25.0 million, subject to credit review. The Company will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined based on the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan, and market demand. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the Lending Service Provider’s platform. Since the Lender has the right to rehypothecate the bitcoin held as collateral, the Company derecognizes the bitcoin transferred. The Company has the right to receive the bitcoin back from the Lender upon repayment of the Coinbase Overnight Credit Facility, and as such recognized a receivable for bitcoin collateral measured at fair value of the bitcoin to be received upon repayment.
As of June 30, 2026, the Company had no amounts outstanding on the Coinbase Overnight Credit Facility. The Company had a $25.0 million balance outstanding on the Coinbase Overnight Credit Facility at a weighted average interest rate of 9.5% as of December 31, 2025.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Current Portion of Long-term debt
As of June 30, 2026, the Company recorded $94.5 million in short-term borrowings on the Company’s condensed consolidated balance sheet as these scheduled principal payments are due within one year based on contractual terms.
Long-term borrowings
The following summarizes the Company’s long-term borrowings, net of debt issuance costs as of the period presented:

	June 30, 2026
	Maturity Date	Interest Rate	Outstanding Principal	Unamortized debt issuance costs and original issue discounts and premium, net	Current portion of Long-term Debt	Outstanding Borrowings, net
Long-term borrowings:
2030 Convertible Notes	May 2030	1.750%	$172,500	$(4,332)	$—	$168,168
2031 Convertible Notes	October 2031	0.000%	1,300,000	(398,544)	—	901,456
Cipher Compute 2030 Senior Secured Notes	November 2030	7.125%	1,733,000	(24,195)	(94,484)	1,614,321
Black Pearl Compute 2031 Senior Secured Notes	February 2031	6.125%	2,000,000	(33,193)	—	1,966,807
Stingray Compute 2031 Senior Secured Notes	June 2031	6.000%	810,000	(13,886)	—	796,114
Total Long-term borrowings			$6,015,500	$(474,150)	$(94,484)	$5,446,866

	December 31, 2025
	Maturity Date	Interest Rate	Outstanding Principal	Unamortized debt issuance costs and original issue discounts and premium, net	Current portion of Long-term Debt	Outstanding Borrowings, net
Long-term borrowings:
2030 Convertible Notes	May 2030	1.750%	$172,500	$(4,857)	$—	$167,643
2031 Convertible Notes	October 2031	0.000%	1,300,000	(429,158)	—	870,842
Cipher Compute 2030 Senior Secured Notes	November 2030	7.125%	1,733,000	(22,044)	(37,793)	1,673,163
Total Long-term borrowings			$3,205,500	$(456,059)	$(37,793)	$2,711,648
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time, and from time to time, on or after May 22, 2028 and on or before the 30th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such redemption notice. However, the Company may not redeem less than all of the outstanding 2030 Convertible Notes unless at least $50.0 million aggregate principal amount of 2030 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The 2030 Convertible Notes have an effective interest rate of 2.430%.
2031 Convertible Notes
On September 30, 2025, the Company issued $1.3 billion of principal amount of the 2031 Convertible Notes with an interest rate of 0.000%. The 2031 Convertible Notes are senior, unsecured obligations and will be equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, including the 2030 Convertible Notes. The 2031 Convertible Notes will mature on October 1, 2031, unless earlier repurchased, redeemed or converted.
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
The 2031 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations described below), for cash at the Company’s option at any time, and from time to time, on or after October 5, 2028 and on or before the 30th scheduled trading day immediately before the maturity date, but only if (i) the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice and (2) the trading day immediately before the date the Company sends such redemption notice, and (ii) certain “liquidity conditions” (as defined in the indenture) having been satisfied. However, the Company may not redeem less than all of the outstanding 2031 Convertible Notes unless at least $100.0 million aggregate principal amount of 2031 Convertible Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The 2031 Convertible Notes have an effective interest rate of 6.890%.
The following table summarizes the components of interest expense recognized on the Company's convertible notes for three and six months ended June 30, 2026 and 2025 (in thousands):

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2030 Convertible Notes:
Contractual interest expense	$755	$319	$1,509	$319
Amortization of issuance costs and discount	266	110	530	110
Total interest expense	$1,021	$429	$2,039	$429

2031 Convertible Notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs and discount	15,523	—	30,614	—
Total interest expense	$15,523	$—	$30,614	$—
Cipher Compute 2030 Senior Secured Notes
On November 13, 2025, Cipher Compute LLC (“Cipher Compute”), a wholly owned indirect subsidiary of the Company, issued an aggregate principal amount of $1.4 billion of 7.125% Senior Secured Notes due 2030 (the “Cipher Compute 2030 Senior Secured Notes”). The Cipher Compute 2030 Senior Secured Notes are senior secured obligations of Cipher Compute and bear interest at a rate of 7.125% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. The Cipher Compute 2030 Senior Secured Notes will mature on November 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. On November 24, 2025, Cipher Compute issued an additional series of $333.0 million aggregate principal amount of the Cipher Compute 2030 Senior Secured Notes.
The principal amount of the Cipher Compute 2030 Senior Secured Notes will amortize on a semi-annual basis on May 15 and November 15 of each year in amounts based on schedules in the indenture. No amortization will be payable prior to the completion of the Barber Lake Facility. Required amortization shall be subject to adjustment in case of partial redemption or repurchase.
On or after November 15, 2027, the Company may redeem the Cipher Compute 2030 Senior Secured Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the indenture. Prior to November 15, 2027, the Company may redeem the Cipher Compute 2030 Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Cipher Compute 2030 Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to November 15, 2027, the Company may redeem up to 40% of the aggregate principal amount of the Cipher Compute 2030 Senior Secured Notes in an amount not to exceed the amount of the proceeds of certain equity offerings, at the redemption price set forth in the indenture, plus accrued and unpaid interest.
Black Pearl Compute 2031 Senior Secured Notes
On February 11, 2026, Black Pearl Compute LLC (“BP Compute”), a wholly owned indirect subsidiary of the Company, issued an aggregate principal of $2.0 billion of 6.125% Senior Secured Notes due 2031 (the “Black Pearl 2031 Senior Secured Notes”). The Black Pearl 2031 Senior Secured Notes are senior secured obligations of BP Compute and bear interest at a rate of 6.125% per year payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The Black Pearl 2031 Senior Secured Notes will mature on February 15, 2031, unless earlier redeemed or repurchased in accordance with their terms.
The principal amount of the Black Pearl 2031 Senior Secured Notes will amortize on a semi-annual basis on February 15 and August 15 of each year in amounts based on schedules in the indenture. No amortization will be payable prior to the completion of the Black Pearl Facility. Required amortization shall be subject to adjustment in case of partial redemption or repurchase.
On or after February 15, 2028, BP Compute may redeem the Black Pearl 2031 Senior Secured Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the indenture. Prior to February 15, 2028, BP Compute may redeem the Black Pearl 2031 Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Black Pearl 2031 Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to February 15, 2028, BP

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Compute may redeem up to 40% of the aggregate principal amount of the Black Pearl 2031 Senior Secured Notes in an amount not to exceed the amount of the net proceeds of certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest, if any.
Stingray Compute 2031 Senior Secured Notes
On June 15, 2026, Stingray Compute LLC (“Stingray Compute”), a wholly owned indirect subsidiary of the Company, issued an aggregate principal of $810.0 million of 6.000% Senior Secured Notes due 2031 (the “Stingray 2031 Senior Secured Notes”). The Stingray 2031 Senior Secured Notes are senior secured obligations of Stingray Compute and bear interest at a rate of 6.000% per year payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2026. The Stingray 2031 Senior Secured Notes will mature on June 15, 2031, unless earlier redeemed or repurchased in accordance with their terms.
The principal amount of the Stingray 2031 Senior Secured Notes will amortize on a semi-annual basis on June 15 and December 15 of each year based on the consolidated net operating income of Stingray Compute and its subsidiaries. No amortization will be payable prior to the completion of the Stingray Facility.
Revolving Credit Facility
On March 23, 2026, the Company entered into a $200.0 million revolving credit facility (the “Revolving Credit Facility”) with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and a syndicate of lenders. The Revolving Credit Facility also provides for additional accordion option of up to $50.0 million. The Revolving Credit Facility matures on March 23, 2030 (the fourth anniversary of the closing date); provided, however, that if any of the 2030 Convertible Notes (or certain refinancing indebtedness in respect thereof) are outstanding on the date that is 91 days prior to the maturity date thereof, the maturity date of the Revolving Credit Facility will spring to such earlier date (the “Springing Maturity Date”).
During the period prior to the first to occur of the commencement of operations at the Barber Lake Facility and the Black Pearl Facility (the “Pre-Completion Availability Period”), aggregate borrowings under the Revolving Credit Facility are limited to $50.0 million (the “Pre-Completion Availability Cap”). The Revolving Credit Facility includes a letter of credit sublimit of $50.0 million, which is part of, and not in addition to, the total revolving commitment.
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
The Company’s obligations under the Revolving Credit Facility are secured on a first-priority basis by security interests in substantially all of the assets of the Borrower and each guarantor, including pledges of equity interests in the Borrower’s material subsidiaries.
The Revolving Credit Facility contains a financial maintenance covenant requiring the Company to maintain minimum Liquidity (as defined in the credit agreement) as of the last day of each fiscal quarter of: (i) $100.0 million prior to the commencement of the first of the Barber Lake Facility or the Black Pearl Facility; (ii) $150.0 million following commencement of the first such facility but prior to commencement of the second; and (iii) $200.0 million following commencement of both facilities. The Company has the right to cure a liquidity shortfall by issuing equity and designating the net proceeds thereof as cure proceeds within 15 business days following the date on which the related compliance certificate is required to be delivered. Each borrowing under the Revolving Credit Facility is also conditioned upon, among other things, the Company’s market capitalization meeting a specified minimum as of the trading day immediately preceding such borrowing. As of June 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Facility.
Debt issuance costs associated with the Revolving Credit Facility are presented as a deferred asset within other noncurrent assets on the condensed consolidated balance sheets and are amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2026, there were $33.1 million of letters of credit outstanding under the Revolving Credit Facility and no revolving borrowings outstanding.
As of June 30, 2026, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2026	$18,476
2027	217,105
2028	296,291
2029	300,978
2030(1)	1,557,594
Thereafter(2)	3,625,056
Total principal of long-term borrowings	$6,015,500

(1) Included in 2030 is $172.5 million of principal related to the 2030 Convertible Notes which may be settled in cash, shares of common stock, or a combination thereof.
(2) Included in Thereafter is $1,300.0 million of principal related to the 2031 Convertible Notes which may be settled in cash, shares of common stock, or a combination thereof.
NOTE 15. STOCKHOLDERS’ EQUITY
As of June 30, 2026, 1,010,000,000 shares with a par value of $0.001 per share are authorized, of which 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).
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
During the six months ended June 30, 2026, the Company issued 3,647,802 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, 2,302,389 shares of Common Stock upon the vesting and settlement of performance-based stock awards, and 53,656 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 2,210,337 shares of Common Stock from officers and employees, with a fair value of approximately $49.0 million, to cover taxes related to the settlement of vested RSUs and PSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Pursuant to the Amended and Restated Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Amended and Restated Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Amended and Restated Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Amended and Restated Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Amended and Restated Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Amended and Restated Sales Agreement. During the six months ended June 30, 2026, the Company received proceeds of $129.2 million, net of issuance costs, from the sale of 5,496,993 shares of common stock, with an average net selling price of $23.50 per share.
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
Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Award Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2026, this resulted in an increase of 12,148,892 shares of Common Stock available for issuance under the Incentive Award Plan. As of June 30, 2026, 26,126,554 shares of Common Stock were available for issuance under the Incentive Award Plan.
The Company recognized total share-based compensation in Compensation and benefits on the condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service-based RSUs	$17,384	$8,109	$35,860	$16,350
Performance-based RSUs	13,142	2,384	21,714	3,275
Total share-based compensation expense	$30,526	$10,493	$57,574	$19,625
Service-based RSUs
A summary of the Company's unvested Service-Based RSU activity for the six months ended June 30, 2026 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	10,642,732	$3.95
Granted	3,576,449	$16.82
Vested	(3,647,802)	$3.87
Unvested at June 30, 2026	10,571,379	$8.33
As of June 30, 2026, there was approximately $50.5 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 0.8 years.
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
Performance-Based RSUs
In 2021, the Company issued 4,257,710 performance-based RSUs (the “2021 Performance-Based RSUs”) at a weighted average grant date fair value of $7.76. During the quarter ended June 30, 2026, 1,419,236 of the 2021 Performance-Based RSUs vested.
There was no unrecognized compensation expense related to unvested 2021 Performance-Based RSUs at June 30, 2026.
As of June 30, 2026, all of the 2021 Performance-Based RSUs have vested as the Company has achieved a market capitalization equal to or exceeding $10 billion.
On February 26, 2025, the Company issued an additional 2,490,943 Performance-Based RSUs (the “2025 Performance-Based RSUs”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
fair value of $5.01. There was approximately $2.0 million in unrecognized compensation expense related to the 2025 Performance-Based RSUs at June 30, 2026, which is expected to be recognized over a weighted-average vesting period of approximately 0.38 years, regardless of whether the market conditions required for vesting are achieved.
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
On February 25, 2026, the Company issued an additional 2,179,406 Performance-Based RSUs (the “2026 Executive Officer PSU Agreement”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $26.80. None of the 2026 Performance-Based RSUs were vested as of June 30, 2026. There was approximately $43.0 million in unrecognized compensation expense related to the 2026 Performance-Based RSUs at June 30, 2026, which is expected to be recognized over a weighted-average vesting period of approximately 1.25 years, regardless of whether the market conditions required for vesting are achieved.
On or about December 31, 2026, the Company will calculate the number of PSUs expected to vest (the “Earned PSUs”), based upon the Company’s common stock achieving certain TSR relative to the TSR of peer companies identified in the grant agreements and the overall TSR of the Company for the 2026 calendar year. The number of Earned PSUs will range from 0% to 225% of the number of 2026 Performance-Based RSUs originally granted. Subject to the employee’s continuous service through the vesting date, one-third of the Earned PSUs will vest on December 31, 2026 and the remaining two-thirds of the Earned PSUs will vest in equal quarterly installments over the following two years with the first such vesting date occurring on March 31, 2027.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2026, there was approximately $3.6 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average remaining service period of 1.25 years.
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

	Fair Value Measured as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$827,223	$-	$-	$827,223
Restricted cash
Money market securities	3,725,219	-	-	3,725,219
Bitcoin	37,802	-	-	37,802
Accounts receivable
Bitcoin receivable	222	-	-	222
Prepaid expenses and other current assets
Investments at fair value	15,430	-	-	15,430
Derivative asset	-	-	22,680	22,680
	$4,605,896	$-	$22,680	$4,628,576
Liabilities included in:
Warrant liability	-	-	632,060	632,060
	$-	$-	$632,060	$632,060

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
The Company’s financial assets and liabilities not subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

	June 30, 2026
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$168,168	$-	$912,563	$-	$912,563
2031 Convertible Notes	901,456	-	2,280,811	-	2,280,811
Cipher Compute 2030 Senior Secured Notes	1,708,805	-	1,805,769	-	1,805,769
Black Pearl Compute 2031 Senior Secured Notes	1,966,807	-	2,029,200	-	2,029,200
Stingray Compute 2031 Senior Secured Notes	796,114	-	813,005	-	813,005
	$5,541,350	$-	$7,841,348	$-	$7,841,348

	December 31, 2025
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$167,643	$-	$597,768	$-	$597,768
2031 Convertible Notes	$870,842	$-	$1,547,533	$-	$1,547,533
Cipher Compute 2030 Senior Secured Notes	$1,710,956	$-	$1,769,514	$-	$1,769,514
	$2,749,441	$-	$3,914,815	$-	$3,914,815
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Power purchase agreement
The Company’s power purchase agreement, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to Change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2, and Level 3 inputs, due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years, and a remaining term of approximately 1.1 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 5.05% and 4.80% as of June 30, 2026 and December 31, 2025, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains and losses associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).
The following table presents the changes in the estimated fair value of the power purchase agreement measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Opening balance	$56,810	$85,670
Change in fair value	(34,130)	(8,150)
Ending balance	$22,680	$77,520
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
The Company engaged a third-party valuation firm to determine the fair value of the Google Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Google Warrants as of the date indicated:

June 30, 2026
Risk-free rate	3.87%
Dividend yield rate	0.00%
Volatility	103.00%
Contractual term (in years)	4.25
The following table presents changes in the estimated fair value of the Google Warrants (amounts in thousands):

Balance as of December 31, 2025	525,160
Change in fair value	106,900
Balance as of June 30, 2026	$632,060

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 19. SEGMENT REPORTING
The Company currently has one operating segment, Bitcoin Mining, which through operations produces bitcoin to generate revenue. The CODM for the Company consists of the CEO and CFO. The CODM reviews the performance of the Company’s operating segment primarily based on operating income when deciding on allocating resources between reinvesting in Bitcoin Mining or exploring alternative deployment of resources. Asset information is not regularly provided to the CODM for resource allocations. In future periods, the Company expects to have an additional segment related to construction of data centers for HPC tenants when leases for those data centers commence operations.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s revenues, significant expenses, operating income, and net income by segment for the three months ended June 30, 2026, and 2025 are summarized in the following table (in thousands):

Three Months Ended June 30, 2026
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$24,837	$24,837
Costs and operating (expenses) income
Cost of revenue	(15,046)
Depreciation and amortization	(19,365)
Change in fair value of power purchase agreement	(5,900)
Unrealized gain on fair value of bitcoin	16,901
Realized loss on sale of bitcoin	(23,509)
Other segment items(1)	2,384
Segment operating loss	(19,698)	(19,698)
Adjustments(2)		(58,838)
Operating loss		(78,536)
Interest income		35,861
Interest expense		(66,736)
Other non-operating items(3)		(157,751)
Loss before taxes		$(267,162)

Three Months Ended June 30, 2025	Bitcoin Mining	Consolidated

Revenue - bitcoin mining	$43,565	$43,565
Costs and operating (expenses) income
Cost of revenue	(15,330)
Depreciation and amortization	(44,086)
Change in fair value of power purchase agreement	(15,480)
Unrealized gain on fair value of bitcoin	17,143
Realized loss on sale of bitcoin	(3,639)
Equity in losses of equity method investees	(1,701)
Other segment items(1)	(978)
Segment operating loss	(20,506)	(20,506)
Adjustments(2)		(24,737)
Operating loss		(45,243)
Interest income		296
Interest expense		(1,137)
Other non-operating items(3)		1,220
Loss before taxes		$(44,864)

(1) Other segment items included in Bitcoin Mining include Power sales, and Other losses.
(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
The Company’s revenues, significant expenses, operating income, and net income by segment for the six months ended June 30, 2026, and 2025 are summarized in the following table (in thousands):

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Six Months Ended June 30, 2026
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$59,675	$59,675
Costs and operating (expenses) income
Cost of revenue	(32,751)
Depreciation and amortization	(38,379)
Change in fair value of power purchase agreement	(34,130)
Unrealized gain on fair value of bitcoin	20,661
Realized loss on sale of bitcoin	(47,732)
Equity in losses of equity method investees	(1,601)
Other segment items(1)	(13,266)
Segment operating loss	(87,523)	(87,523)
Adjustments(2)		(105,582)
Operating loss		(193,105)
Interest income		67,451
Interest expense		(125,894)
Other non-operating items(3)		(129,523)
Loss before taxes		$(381,071)

Six Months Ended June 30, 2025
	Bitcoin Mining	Consolidated
Revenue - bitcoin mining	$92,524	$92,524
Costs and operating (expenses) income
Cost of revenue	(30,224)
Depreciation and amortization	(87,553)
Change in fair value of power purchase agreement	(8,150)
Unrealized loss on fair value of bitcoin	(3,035)
Realized gains on sale of bitcoin	8,557
Equity in losses of equity method investees	(6,993)
Other segment items(1)	(466)
Segment operating loss	(35,340)	(35,340)
Adjustments(2)		(47,991)
Operating loss		(83,331)
Interest income		486
Interest expense		(1,914)
Other non-operating items(3)		1,064
Loss before taxes		$(83,695)

(1) Other segment items included in Bitcoin Mining include Power sales, and Other losses.
(2) Other operating items included in adjustments include Compensation and benefits, and General and administrative.
(3) Other non-operating items include Change in fair value of warrant liability, and Other expense.
NOTE 20. INCOME TAXES
The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
period in which they occur. The Company recorded an income tax expense of approximately 0.1% and 2.0% of loss before taxes for the three months ended June 30, 2026 and 2025, respectively, and 0.2% and 1.3% for the six months ended June 30, 2026 and 2025, respectively.
The Company’s income tax expense is primarily driven by state income taxes.
NOTE 21. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for adjustment to or disclosure in its condensed consolidated financial statements through the date of this report. No subsequent events have been identified other than those disclosed in these condensed consolidated financial statements except for the following:
On July 23, 2026, the Company entered into an option agreement to acquire a 900 MW site in Texas.
On July 24, 2026, the Company amended the HPC lease at the Black Pearl Facility, which accelerated delivery of the first capacity to early August.

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
Our data center portfolio consists of approximately 5.3 gigawatts (“GW”) of capacity across 11 sites, at various stages of interconnection. We are currently developing 700 MW of HPC data center facilities across three sites for hyperscaler tenants, and we currently operate approximately 207 MW of capacity at one bitcoin mining data center in Texas. We also maintain a pipeline of approximately 4.4 GW across seven sites in Texas and one additional site in Ohio.
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

Recent Developments
On July 23, 2026, we entered into an option agreement to acquire a 900 MW site in Texas.
On July 24, 2026, we amended the HPC lease at the Black Pearl Facility, which accelerated delivery of the first capacity to July 31, 2026.

Factors Affecting Our Results of Operations
There have been no material changes to the “Factors Affecting Our Results of Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.

Summary of Bitcoin Inventory
The following table presents information about our Bitcoin inventory for the six months ended June 30, 2026, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Opening balance	1,433	$125,400
Bitcoin received from equity investees	34	2,772
Bitcoin received from mining activities	798	60,129
Proceeds from sales of bitcoin	(1,619)	(123,428)
Realized losses on sale of bitcoin	—	(47,732)
Unrealized gains on fair value of bitcoin	—	20,661
Ending balance	646	$37,802

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
Depreciation
Our depreciation expense consists mainly of depreciation for our miners and mining equipment, as well as depreciation associated with leasehold improvements and other capitalized assets. We capitalize the cost of our mining machines and record depreciation expense on a straight-line basis over the estimated useful life of the machines, which is generally three years. Leasehold improvements include capitalized asset retirement costs, which are amortized over the estimated useful life of the related asset. All other leasehold improvements are depreciated over the lesser of the estimated useful life of the asset or the remaining life of the related lease.
Change in fair value of derivative asset and power sales
The change in fair value of derivative asset represents the changes in fair value of the Luminant Power Agreement recorded during the reporting period.
Equity in losses of equity investees
Equity in losses of equity investees includes our share of the losses recorded by Alborz LLC, Bear LLC and Chief Mountain LLC prior to February 19, 2026, when we sold our interests in these joint ventures.
Changes in fair value of bitcoin and realized gain/loss on sale of bitcoin
All of our bitcoin is recorded as a current asset on our condensed consolidated balance sheet as we expect to regularly exchange our bitcoin held for fiat currency to fund our operating expenses. We adopted ASU 2023-08 Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) effective January 1, 2023, which requires cryptocurrencies to be measured at fair value each reporting period with changes in fair value being reported in net income.
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

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue - bitcoin mining	$24,837	$43,565	$59,675	$92,524
Costs and operating (expenses) income
Cost of revenue	(15,046)	(15,330)	(32,751)	(30,224)
Compensation and benefits	(42,359)	(15,659)	(77,362)	(29,962)
General and administrative	(16,479)	(9,078)	(28,220)	(18,029)
Depreciation and amortization	(19,365)	(44,086)	(38,379)	(87,553)
Change in fair value of power purchase agreement	(5,900)	(15,480)	(34,130)	(8,150)
Power sales	2,295	1,376	4,433	2,367
Equity in losses of equity investees	-	(1,701)	(1,601)	(6,993)
Unrealized gains (losses) on fair value of bitcoin	16,901	17,143	20,661	(3,035)
Realized (losses) gains on sale of bitcoin	(23,509)	(3,639)	(47,732)	8,557
Other operating income (losses)	89	(2,354)	(17,699)	(2,833)
Total costs and operating expenses	(103,373)	(88,808)	(252,780)	(175,855)
Operating loss	(78,536)	(45,243)	(193,105)	(83,331)
Other income (expense)
Interest income	35,861	296	67,451	486
Interest expense	(66,736)	(1,137)	(125,894)	(1,914)
Change in fair value of warrant liability	(150,510)	-	(106,900)	-
Other (expenses) income	(7,241)	1,220	(22,623)	1,064
Total other (expense) income	(188,626)	379	(187,966)	(364)
Loss before taxes	(267,162)	(44,864)	(381,071)	(83,695)
Current income tax expense	(367)	(1,145)	(774)	(1,924)
Deferred income tax benefit	-	228	-	863
Total income tax expense	(367)	(917)	(774)	(1,061)
Net loss	(267,529)	(45,781)	(381,845)	(84,756)
Less: Net loss attributable to redeemable noncontrolling interest	$—	$—	$—	$—
Net loss available for common stockholders	$(267,529)	$(45,781)	$(381,845)	$(84,756)
Comparative Results for the Three Months Ended June 30, 2026 and 2025
Revenue
Revenue for the three months ended June 30, 2026 was $24.8 million compared to $43.6 million for the three months ended June 30, 2025 and was generated from bitcoin mining operations at the Odessa Facility. The year over year decrease was driven by lower bitcoin prices in the current quarter compared to the prior year quarter, partially offset by an increase in total bitcoin mined.
Cost of revenue
Cost of revenue for the three months ended June 30, 2026 was $15.0 million, compared with $15.3 million for the three months ended June 30, 2025, and consisted primarily of power costs at our Odessa data center, which has a fixed power cost.

Compensation and benefits
Compensation and benefits for the three months ended June 30, 2026 was $42.4 million, compared to $15.7 million for the three months ended June 30, 2025. The increase is primarily due to stock-based compensation related to awards granted in the current year.
General and administrative
General and administrative expenses increased by $7.4 million to $16.5 million during the three months ended June 30, 2026 from $9.1 million for the three months ended June 30, 2025. The increase was primarily driven by increased legal fees in the current quarter related to strategic initiatives.
Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2026 was $19.4 million, a decrease of $24.7 million compared to Depreciation and amortization of $44.1 million for the three months ended June 30, 2025. The decrease was primarily due to asset write-downs related to our mining business, and fewer assets in service in the current year due to sales of mining rigs.
Change in fair value of power purchase agreement
Change in fair value of power purchase agreement was a $5.9 million loss for the three months ended June 30, 2026 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of power purchase agreement was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years. The loss was driven by a decrease in the forward curve for power prices as well as less time remaining on the contract.
Power sales
At the Odessa Facility we sold excess electricity that was available under the Luminant Power Agreement back to the ERCOT market through Luminant. We sold power for proceeds of $2.3 million and $1.4 million for the three months ended June 30, 2026, and 2025, respectively. Power sales fluctuate each period based on power and bitcoin prices which are both volatile.
Equity in losses of equity investees
There were no Equity in losses of equity investees for the three months ended June 30, 2026 compared to $1.7 million for the three months ended June 30, 2025. Equity in losses of equity investees consisted of our 49% share in the losses generated by our three partially-owned mining sites prior to selling our interests in February 2026.
Unrealized gains on fair value of bitcoin
Unrealized gains on fair value of bitcoin totaled $16.9 million for the three months ended June 30, 2026, compared to $17.1 million for the three months ended June 30, 2025. Unrealized gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized losses on sale of bitcoin
Realized losses on sale of bitcoin totaled $23.5 million for the three months ended June 30, 2026 compared to $3.6 million for the three months ended June 30, 2025. Realized losses on sale of bitcoin is a result of selling bitcoin at prices different from the cost basis.
Other (losses) income
Other losses totaled $188.6 million for the three months ended June 30, 2026, compared to Other income of $0.4 million for three months ended June 30, 2025. The loss in the current quarter is primarily related to the change in fair value of our Warrant liability.

Provision for income taxes
For the three months ended June 30, 2026, we recorded a provision for income taxes of $0.4 million in the current period. For the three months ended June 30, 2025, we recorded a provision for income taxes of $0.9 million.
Comparative Results for the Six Months Ended June 30, 2026 and 2025
Revenue
Revenue for the six months ended June 30, 2026 was $59.7 million, compared to $92.5 million for the six months ended June 30, 2025, and was generated from bitcoin mining operations at the Odessa and Black Pearl Facilities. The decrease year over year was primarily driven by a decrease in the average bitcoin price in the current year, partially offset by an increase in the amount of bitcoin mined.
Cost of revenue
Cost of revenue for the six months ended June 30, 2026 was $32.8 million, compared with $30.2 million for the six months ended June 30, 2025, and consisted primarily of power costs at our data centers. The increase is primarily due to increased power costs at the Black Pearl Facility.
Compensation and benefits
Compensation and benefits for the six months ended June 30, 2026 was $77.4 million, an increase from $30.0 million for the six months ended June 30, 2025, driven by an increase in headcount, and higher valuation on performance based stock compensation in the year.
General and administrative
General and administrative expenses for the six months ended June 30, 2026 was $28.2 million, an increase of $10.2 million compared to $18.0 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in legal fees related to strategic initiatives, including our lease negotiations and other transactions.
Depreciation and amortization
Depreciation and amortization for the six months ended June 30, 2026 was $38.4 million, a decrease of $49.2 million compared to Depreciation and amortization of $87.6 million for the six months ended June 30, 2025. The decrease was primarily due to asset write-downs and sales related to our mining business resulting in fewer assets in service in the current year.
Change in fair value of power purchase agreement
Change in fair value of power purchase agreement was a $34.1 million decrease for the six months ended June 30, 2026 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our power purchase agreement was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement. The loss was driven by a decrease in the forward curve for power prices as well as less time remaining on the contract.
Power sales
At our Odessa Facility, we sell excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations, back to the ERCOT market through Luminant. We sold power for proceeds of $4.4 million and $2.4 million for the six months ended June 30, 2026, and 2025, respectively. Power sales fluctuate each period based on power and bitcoin prices, which are volatile.
Equity in losses of equity investees
Equity in losses of equity investees totaled $1.6 million for the six months ended June 30, 2026 compared to $7.0 million for the six months ended June 30, 2025. Equity in losses of equity investees consists of our 49% share in the losses generated by our three partially-owned bitcoin mining sites, and the accretion of the basis differences in our investments in the equity investees. These interests were sold in February 2026.
Unrealized (losses) gains on fair value of bitcoin
Unrealized gains on fair value of bitcoin totaled $20.7 million for the six months ended June 30, 2026, compared to immaterial unrealized losses on fair value of bitcoin for the six months ended June 30, 2025. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized gains and losses on sale of bitcoin
Realized losses on sale of bitcoin totaled $47.7 million for the six months ended June 30, 2026 compared to gains of $8.6 million in the prior year period. In both periods, this is driven by selling bitcoin at prices differing from our cost basis.
Other expense
Other expense totaled $188.0 million for the six months ended June 30, 2026, compared to expenses of $0.4 million for the six months ended June 30, 2025. Other expense in the current year primarily contains the loss on fair value of our Warrant liability of $106.9 million.
Income tax benefit (expense)
For the six months ended June 30, 2026, we recorded a provision for income taxes of $0.8 million as a result of projected taxable income for the current year in the jurisdictions which we operate. For the six months ended June 30, 2025, we recorded a provision for income taxes of $1.1 million.
Liquidity and Capital Resources
Cash used in operations was $152.0 million for the six months ended June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of $831.8 million, total stockholders’ equity of $562.1 million and an accumulated deficit of $1,385.5 million. We fund operations primarily through a combination of at-the-market stock issuances, short-term and long-term financing arrangements, and bitcoin sales.
We have established an at-the-market sales agreement (as amended and restated, the “Amended and Restated Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Compass Point Research & Trading, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, and BTIG, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $725.7 million. For the quarter ended June 30, 2026, we received net proceeds on sales of 5.5 million shares of common stock under the Amended and Restated Sales Agreement of approximately $129.2 million (net of commissions and expenses) at an average net selling price of $23.50 per share. For more information on our at-the-market sales agreement and our at-the-market offerings, see Note 15. Stockholders’ Equity.
On March 23, 2026, we entered into a $200.0 million Revolving Credit Facility with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and a syndicate of lenders, which matures on March 23, 2030 (subject to a potential Springing Maturity Date tied to the 2030 Convertible Notes). The Revolving Credit Facility also provides for additional accordion option of up to $50.0 million. During the Pre-Completion Availability Period, the period prior to the completion of the Barber Lake Facility and the Black Pearl Facility, aggregate borrowings under the Revolving Credit Facility are limited to $50.0 million. The Revolving Credit Facility includes a $50.0 million letter of credit sublimit. Borrowings bear interest at Term SOFR plus an initial applicable margin of 1.75% (or ABR plus 0.75%), with the margin adjustable thereafter based on our Consolidated Total Debt to Market Capitalization Ratio. We are also required to pay a commitment fee of 0.50% per annum on unfunded commitments. The Revolving Credit Facility is secured on a first-priority basis by substantially all of the assets of the Borrower and the guarantors. The Revolving Credit Facility contains a financial maintenance covenant requiring us to maintain minimum Liquidity of $100.0 million, increasing to $150.0 million after the first, and $200.0 million after both, of the Barber Lake Facility and the Black Pearl Facility commence operations. As of June 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility and were in compliance with all covenants. For more information on the Revolving Credit Facility, see Note 14. Debt.
We have a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we currently have a secured line of credit up to $25.0 million (the

“Coinbase Overnight Credit Facility”), subject to credit review. We will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of June 30, 2026, we had nothing drawn on the Coinbase Overnight Credit Facility.
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
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(152,007)	$(103,455)
Net cash used in investing activities	(797,049)	(110,470)
Net cash provided by financing activities	2,844,212	271,044
Net increase in cash and cash equivalents, and restricted cash	$1,895,156	$57,119
Operating Activities
Net cash used in operating activities was $152.0 million for the six months ended June 30, 2026 compared to net cash used in operating activities of $103.5 million for the six months ended June 30, 2025. We incurred a net loss of $381.8 million for the six months ended June 30, 2026, compared to a net loss of $84.8 million for the six months ended June 30, 2025, representing an increase of $297.1 million. Cash flows from operating activities was impacted by a $248.5 million increase in non-cash items, primarily driven by the increase in amortization of debt discount and issuance costs of $125.9 million, change in fair value of derivative asset of $26.0 million, and change in fair value of warrant liability of $106.9 million, partially offset by a $23.7 million decrease in unrealized losses on fair value of bitcoin, a decrease of $49.2 million in depreciation. Additionally, changes in assets and liabilities resulted in an increase in cash used of $105.3 million between the six months ended June 30, 2026 and 2025.
Investing Activities
Cash used in investing activities increased to $797.0 million for the six months ended June 30, 2026 compared to $110.5 million for the six months ended June 30, 2025. This change primarily related to an increase of $746.0 million in purchases of property and equipment related to building out the Black Pearl and Barber Lake Facilities, partially offset by an increase of $2.1 million in proceeds from the sale of bitcoin and increase of $52.8 million of proceeds from disposal of assets.

Financing Activities
Cash flows provided by financing activities increased by $2,573.2 million to $2,844.2 million net cash provided by financing activities for the six months ended June 30, 2026 from $271.0 million net cash provided by financing activities for the six months ended June 30, 2025. This change was primarily driven by $2,599.3 million of proceeds from the issuance of notes, net of issuance costs, increase of $43.5 million of proceeds from issuance of common stock, net of offering costs, partially offset by a $44.7 million increase in cash used to repurchase common shares to pay employee withholding taxes during the six months ended June 30, 2026.
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

Beginning with the three months ended March 31, 2026, we changed our primary non-GAAP performance measure from “Adjusted Earnings (Loss)”, to Adjusted EBITDA. Adjusted EBITDA differs from Adjusted Earnings (Loss) only in that, in addition to the adjustments previously made to compute Adjusted Earnings (Loss), Adjusted EBITDA also excludes interest expense, interest income, and current income tax expense. We believe Adjusted EBITDA is more representative of our core operating performance, more comparable to measures used by industry peers, and more useful to investors evaluating our underlying business. The reconciliation table below presents Adjusted EBITDA for both periods presented under our new methodology. We do not intend to report Adjusted Earnings (Loss) in future periods.
These supplemental financial measures are not measurements of financial performance under GAAP accounting principles and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors by excluding certain items that vary in our industry based on company policy.
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
The following is a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA:
Net loss	$(267,529)	$(45,781)	$(381,845)	$(84,756)
Interest income	(35,861)	(296)	(67,451)	(486)
Interest expense	66,736	1,137	125,894	1,914
Total income tax expense	367	917	774	1,061
Depreciation and amortization	19,365	44,086	38,379	87,553
EBITDA	$(216,922)	$63	$(284,249)	$5,286
Change in fair value of power purchase agreement	5,900	15,480	34,130	8,150
Share-based compensation expense	30,526	10,493	57,574	19,625
Other losses - nonrecurring	—	6,299	—	6,778
Change in fair value of warrant liability	150,510	—	106,900	—
Loss on miners held for sale	—	—	7,437	—
Adjusted EBITDA	$(29,986)	$32,335	$(78,208)	$39,839
Critical Accounting Policies, and Use of Estimates
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Policies and Estimates” of Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. As of June 30, 2026, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited condensed consolidated financial statements from those previously disclosed in our 2025 Form 10-K.
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
Bitcoin Price Risk
We hold bitcoin on our inventory at fair value, and as such we are exposed to the impact of the change in bitcoin price. As of June 30, 2026, we had 646 bitcoin in inventory. A 10% decrease in the price of bitcoin would result in an estimated $3.8 million increase in Net loss for the six months ended June 30, 2026.
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
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2026, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain.
Item 1A. Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K, which is incorporated herein by reference. Other than the additional and updated risk factors set forth below, there have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K.
Our ability to successfully develop and operate projects is impacted by the availability of, and access to, interconnection facilities and transmission and generation systems, and is subject to third-party risks.
In recent years, the time and costs required to secure and expand interconnection facilities and transmission systems have increased, complicating project planning and creating additional contractual and financial risk for projects under construction. We may face difficulties in securing access to interconnection facilities and transmission systems for our data centers in a timely manner and at a reasonable cost as well as may face curtailment resulting from transmission or generation facility downtime, which could materially and adversely affect our results of operations and cash flow.
We are dependent on third parties for the construction of substations at our data centers and the delivery systems facilities, and timely performance by such third parties is critical to achieving target milestone dates and commencement of rent payments under our leases.
Any failure by our contractors (or replacement contractors) to complete the necessary interconnection facilities and transmission and generation systems to operate our data centers may result in increased construction costs, delays in construction timeline, delay of rent commencement and potential breach and termination of our leases, any of which could materially and adversely affect our operations.
We depend on third parties for our engineering, procurement and construction (“EPC”) work, including transmission and distribution utilities, grid operators, electric utility providers and manufacturers of certain critical and specialized equipment for the construction and operation of our data centers, and rely on components and raw materials that may be subject to price fluctuations or shortages.
Although we have established an in-house team of dedicated EPC professionals, we have and will continue to engage third-party providers to carry out various services and to obtain necessary infrastructure equipment that are critical to the successful operation of our data centers.
The availability of third parties and the successful and satisfactory completion of the relevant services and delivery of equipment are critical to our successful construction of our data centers and ultimately our ability to retain our tenants. There is no assurance that the third parties that we contract with will deliver equipment and/or services on a timely basis, within cost estimates, or at all, and we may incur significant additional costs to find alternative sources for the required EPC work in the case that the existing or planned contracted parties are unable to fulfill their obligations.
We also depend on third parties, including transmission and distribution utilities like Oncor Electric Delivery Company LLC (“Oncor”) and American Electric Power (“AEP”), the Texas grid operator, ERCOT, and manufacturers of critical components for our mining equipment and our data centers, which may be subject to price fluctuations or shortages. For example, our operations require approval to operate from Oncor, AEP and/or ERCOT, which can be onerous to obtain. If Oncor, AEP and/or ERCOT delay in providing such approval, or change the requirements to operate HPC facilities, our business plans may be disrupted and our results of operations may be negatively affected.
We are also reliant on critical equipment to supply power to our data center facilities and we are exposed to the risk of disruptions or other failures in the overall global supply chain for related data center hardware. See also “Item 1A. Risk Factors—Any unfavorable global economic, business or political conditions, such as geopolitical tensions, military conflicts, acts of terrorism, natural disasters, pandemics, trade restrictions, tariffs, or similar events could have material adverse effect on our business, financial condition and results of operations.” included in our 2025 Form 10-K. If this critical equipment malfunctions or we have delays in the ability to fix such equipment, it could adversely affect our operations and financial results.
We face significant risks related to the cost and availability of labor.
Our success is heavily dependent on our ability to secure labor for the construction of our data centers within our timeline and budgeted costs. Construction, operation and maintenance of our data centers requires highly skilled personnel. There may be a limited supply of such personnel as a result of many factors, including intense competition to attract and retain the services of such persons. As a result, we and our contractors, including EPC contractors, may face shortages of qualified labor to construct, manage and operate our data centers, higher than anticipated labor costs or an inability to monitor, motivate and retain qualified personnel. An inability to recruit and retain such individuals could decrease productivity in the construction and operations of our data centers. Competition for skilled personnel could also require us and our contractors, including EPC contractors, to pay higher wages, which could also result in higher labor costs and result in our actual costs exceeding our budget estimate.
This competition may increase as additional data center and other large-scale infrastructure projects are developed and constructed in the United States, including in West Texas where our data centers are located, and any labor shortages affecting the region may materially and adversely affect our ability to successfully construct our data centers within our current estimated timeline and budget. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics, workforce participation rates, pandemics, epidemics, and other health risks and/or labor disputes or work stoppages. If we are not able to attract and retain qualified personnel for the construction of our data centers, this could have a material adverse effect on our business, results of operations and cash flow.
The value of our data centers may be adversely affected by changes in government regulation possibly motivated by community opposition.
We are focused on whether and how existing and changing federal, state and local laws, regulations and ordinances may affect our business. There can be no assurance that changing government policy and/or growing community opposition to data center development in the markets in which our data centers are located will not materially and adversely impact the development and/or operations of them. Any potential new community plan and any resulting zoning restrictions could impose stricter requirements on our data centers. Any such new ordinances and/or changes in government policy that prevent our data centers from operating or from continuing to develop as planned may reduce revenue.
Concerns about the power and resources consumed by data centers have garnered organized opposition from environmental, agricultural preservation and anti-growth groups, and any such opposition that may impact data center development in the states in which our data centers will be operated may have an adverse effect on our data center operations. In addition, growing public skepticism and resistance to AI, including concerns about AI’s impact on employment, privacy, safety and broader societal implications, may intensify opposition to infrastructure projects that are perceived as enabling or accelerating AI development. Construction of our data centers may face heightened scrutiny and opposition from groups that are critical of the AI industry, even if otherwise receptive to data center development. Disapproval from local communities or other interested parties may lead to direct action that could impede our tenants’ ability to commence or carry out operations at our data centers, resulting in reputational damage and difficulty in developing and constructing our data centers or renewing or re-leasing our data centers in the event that our tenants decide not to extend their lease. There may be community opposition regarding concerns about power facilities, including the conversion of agricultural or open land to solar installations, the visual impact of large-scale solar arrays, potential impacts on local property values, perceived fire or safety risks associated with battery energy storage systems, and the routing of new transmission lines through residential or agricultural areas. Any resulting disruption in our power supply to our data centers as a result may result in our inability to meet our obligations under our leases.
Any such community opposition may include undertaking legal proceedings (including challenges to required governmental approvals), seeking orders to prevent part or all of our operations, media campaigns and protests. If such community members are successful in any such campaigns, the construction and operation of our data centers may be delayed, suspended or abandoned, or we may not be able to obtain the permits and approvals needed to carry out commercial operations. These outcomes could adversely affect our ability to realize revenue from our data centers, including our tenants’ ability to satisfy their rent payment obligations, and therefore could impact our financial performance.

In response to such concerns and political opposition, a growing number of other state legislatures, county boards, city councils and other local governing bodies have enacted, or are considering enacting, temporary or permanent moratoria, restrictive zoning amendments, heightened permitting requirements and other land use limitations that prohibit or significantly constrain the development of new data centers, solar energy facilities, battery energy storage systems, gas-fired generation facilities or related infrastructure. These actions are often driven by concerns regarding potential for strain on local electrical grids and water supplies, visual and noise impacts, potential property devaluation, loss of agricultural land, fire risks and the perceived limited local economic benefit of such facilities after construction is completed. We cannot predict whether similar moratoria or restrictive land use regulations will be adopted in the states where our data centers will be operated. If any moratoria or restrictive regulations are adopted, we may be forced to abandon the project, relocate to alternative sites that may be less desirable or more costly to develop, or incur significant unrecoverable costs for land acquisition, permitting, engineering and equipment procurement. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Construction of our data centers includes significant safety risks.
Construction of our data centers may involve personal safety hazards for construction workers and other personnel on site, which could include electrocution, fire, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. Any such incidents could result in personal injury and loss of life, severe damage to or destruction of our data centers or equipment and other consequential damages and could lead to delays in construction, large damage claims and, in extreme cases, criminal liability. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to property or persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our ability to complete construction of our data centers. Poor safety performance could also jeopardize our relationships with our tenants, negatively impact employee morale and harm our reputation.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.
As of June 30, 2026, our total consolidated indebtedness amounted to $6,016 million. In May 2025 and September 2025, we completed offerings of our 2030 Convertible Notes and 2031 Convertible Notes, from which we incurred $172.5 million and $1,300.0 million of additional indebtedness, respectively. Additionally, in November 2025, Cipher Compute LLC, our wholly owned indirect subsidiary, incurred $1,733.0 million of indebtedness from offerings of $1,400.0 million and $333.0 million of our senior secured notes due 2030. In February 2026, Black Pearl Compute LLC, our wholly owned indirect subsidiary, incurred $2.0 billion of 6.125% senior secured notes due 2031. In June 2026, Stingray Compute LLC, our wholly owned indirect subsidiary, incurred $810.0 million of 6.000% senior secured notes due 2031. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Amended and Restated Executive Officer Employment Agreements
On August 4, 2026, we entered into amended and restated employment agreements (the “Employment Agreements”) with each of our executive officers, including Tyler Page, Chief Executive Officer; William Iwaschuk, Co-President, Chief Legal Officer and Corporate Secretary; Patrick Kelly, Co-President and Chief Operating Officer, and Gregory Mumford, Chief Financial Officer (collectively, the “Executives”). The Employment Agreements supersede and replace each of the Executives’ prior employment agreements entered into with us.
The Employment Agreements provide for an initial three-year term with automatic one-year renewal periods unless either party gives written notice of non-renewal at least ninety (90) days prior to the end of the then applicable term; provided, however, that we may not deliver a notice of non-renewal to the Executives during the twenty-four (24) month period following a Change in Control (as defined in the Cipher Mining Inc. 2021 Incentive Award Plan, as amended from time to time, the “Incentive Award Plan”) (such period, the “CIC Period”). The Employment Agreements provide that Messrs. Page, Iwaschuk, Kelly and Mumford will receive an annual base salary of $1,000,000, $600,000, $600,000 and $500,000, respectively, which may be increased (but not decreased) from time to time by the Compensation Committee of the Board of Directors (the “Compensation Committee”) in its sole discretion. In addition, Messrs. Page, Iwaschuk, Kelly and Mumford are eligible to earn a discretionary annual cash performance bonus under our applicable bonus plan, with a target annual bonus opportunity equal to 125%, 100%, 100% and 75% of each of their respective base salaries, which target amount may be increased (but not decreased) by the Compensation Committee in its sole discretion, subject to each Executive’s continued employment through the applicable payment date. The Employment Agreements also provide that the Executives are eligible to participate in the Incentive Award Plan, subject to the terms thereof and any applicable award agreement thereunder, and are eligible to participate in all employee benefit plans offered to similarly situated employees of the Company.
If an Executive is terminated by us without Cause, resigns for Good Reason (in each case, as defined in the Employment Agreement), or if we deliver a notice of non-renewal to such Executive, in each case, outside of the CIC Period, then subject to the execution and non-revocation of a release of claims and continued compliance with the applicable restrictive covenants to which such Executive is bound, such Executive will be entitled to receive, in addition to any accrued amounts: (i) continued payment of his annual base salary for a period of twelve (12) months following termination; (ii) a pro-rated annual bonus to which such Executive would have been entitled to for the fiscal year in which termination occurs, based on actual performance and pro-rated for the number of days employed during such year; and (iii) continued coverage under the Company’s group health plans at the same cost to such Executive as if his employment had not been terminated, for a period of twelve (12) months following termination (or, if such continuation is not feasible under the applicable plans or would result in adverse tax consequences, a monthly cash payment in lieu thereof for the remainder of such period). For purposes of the Employment Agreements, “Good Reason” includes (i) a material diminution of the Executive’s position, authority, duties or responsibilities, (ii) a material reduction of the Executive’s then-current base salary, or if during the CIC Period, any reduction in base salary, target annual bonus or long-term incentive compensation, (iii)

a relocation of the Executive’s principal place of employment by more than fifty (50) miles from its then-current location or (iv) the Company’s material breach of the Employment Agreement.
If an Executive is terminated by us without Cause or resigns for Good Reason during the CIC Period, then subject to the execution and non-revocation of a release of claims and continued compliance with the applicable restrictive covenants, such Executive will be entitled to receive, in addition to any accrued amounts: (i) a lump-sum payment equal to two (2) times (or in the case of Mr. Page, three (3) times) the sum of his annual base salary and target annual bonus; (ii) a pro-rated annual bonus calculated based on his target annual bonus for the fiscal year in which termination occurs, pro-rated for the number of days employed during such year; and (iii) continued group health coverage for a period of eighteen (18) months following termination (or the monthly cash equivalent thereof). If the foregoing payments and benefits provided to an Executive would be subject to Section 280G and Section 4999 of the Internal Revenue Code, as amended (the “Code”), then such payments and benefits will be reduced to the extent necessary to avoid the imposition of any excise tax under Section 280G or Section 4999 of the Code, but only if the after-tax value of the reduced payments would be greater than or equal to the after-tax value of the unreduced payments (after accounting for the excise tax).
Pursuant to the Employment Agreements, the Executives are subject to confidentiality and certain other restrictive covenants, including a one-year post-employment non-competition covenant (applicable to the business of developing and operating industrial-scale data centers for hyperscaler tenants and other high performance computing workloads, and any other business that competes with the products or services of the Company as of the date of termination) and one-year post-employment employee and customer non-solicitation covenants.
The foregoing descriptions of the Employment Agreements are not intended to be complete and are qualified in their entirety by reference to the Employment Agreements, which are filed as exhibits 10.1, 10.2, 10.3 and 10.4 hereto.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
Our officers and directors from time to time may adopt trading plans to transact in our common stock for a variety of reasons, including tax considerations, investment diversification, or other personal reasons. During the three months ended June 30, 2026, certain of our officers and directors adopted a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each such plan, a “Rule 10b5-1 Plan”), as described below. On May 5, 2026, Patrick Kelly, Co-President and Chief Operating Officer, terminated a Rule 10b5-1 Plan, which covered the sale of up to 289,271 shares of our common stock until May 28, 2027. On May 11, 2026, William Iwaschuk, Co-President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 Plan, which covers the sale of up to 500,000 shares of our common stock until May 6, 2027. On May 13, 2026, Patrick Kelly, Co-President and Chief Operating Officer, adopted a Rule 10b5-1 Plan, which covers the sale of up to 329,272 shares of our common stock during the period beginning on August 12, 2026 until August 10, 2027.
No other directors or “officers” (as defined in Section 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.
Item 6. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Amended and Restated Certificate of Incorporation of Cipher Digital Inc.	8-K	001-39625	3.1	2/24/26
3.2	Amended and Restated Bylaws of Cipher Digital Inc.	8-K	001-39625	3.2	2/24/26
4.1	Indenture, dated as of June 15, 2026, among Stingray Compute LLC, Cipher Stingray LLC, Cipher Stingray Holdings LLC, and Wilmington Trust, National Association, as trustee, relating to the 6.000% senior secured notes.	8-K	001-39625	4.1	6/15/26
4.2	Form of Note representing the 6.000% Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.1).	8-K	001-39625	4.2	6/15/26
4.3
Supplemental Indenture, dated as of August 3, 2026, among Stingray Compute LLC, Cipher Stingray LLC, Cipher Stingray Holdings LLC, and Wilmington Trust, National Association, as trustee, relating to the 6.000% senior secured notes.
*
10.1#	Amended and Restated Employment Agreement, dated as of August 4, 2026, by and between Tyler Page and Cipher Digital Inc.					*
10.2#	Amended and Restated Employment Agreement, dated as of August 4, 2026, by and between Gregory Mumford and Cipher Digital Inc.					*
10.3#	Amended and Restated Employment Agreement, dated as of August 4, 2026, by and between William Iwaschuk and Cipher Digital Inc.					*
10.4#	Amended and Restated Employment Agreement, dated as of August 4, 2026, by and between Patrick Kelly and Cipher Digital Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHER DIGITAL INC.

Date: August 4, 2026	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Gregory Mumford
Gregory Mumford
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)