Form 10-Q
period 2026-09-30
Cipher Digital Inc.
filed 2026-11-02
CIK 1819989

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
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 456,365,113 shares of Common Stock, $0.001 par value per share, outstanding.

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
Risks Related to Regulatory Framework
•We may face electricity market risks relating to changes in laws, regulations and requirements of market operators, network operators and/or regulatory bodies, including with respect to interconnection of facilities of large electrical loads to the ERCOT grid, (including ERCOT’s batch study process for large load interconnection requests and related governmental reviews), grid stability, voltage ride-through, frequency ride-through and curtailment obligations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$656,009	$628,263
Restricted cash, current	1,719,403	1,761,292
Accounts receivable	20,469	687
Receivables, related party	-	271
Prepaid expenses and other current assets	56,342	7,977
Bitcoin	25,943	125,400
Miners held for sale	-	94,879
Derivative asset, current	8,770	34,090
Total current assets	2,486,936	2,652,859
Restricted cash, non-current	477,182	275,076
Property and equipment, net	3,899,880	633,417
Intangible assets, net	125,094	77,388
Investment in equity investees	-	29,400
Derivative asset, non-current	-	22,720
Operating lease right-of-use asset	32,322	11,321
Security deposits	89,565	27,732
Other non-current assets	555,075	561,995
Total assets	$7,666,054	$4,291,908
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$216,987	$40,064
Accrued expenses and other current liabilities	628,770	90,086
Finance lease liability, current portion	4,389	4,237
Operating lease liability, current portion	2,450	1,731
Warrant liability	504,880	525,160
Short-term borrowings	112,704	37,793
Total current liabilities	1,470,180	699,071
Deferred revenue	46,185	-
Long-term borrowings, net	5,447,174	2,711,648
Asset retirement obligations	24,082	33,696
Finance lease liability	17,930	3,094
Operating lease liability	34,578	8,545
Total liabilities	7,040,129	3,456,054
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	25,670	30,319
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2026, and December 31, 2025	-	-
Common stock, $0.001 par value, 1,000,000,000 and 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively, 425,237,783 and 412,074,529 shares issued as of September 30, 2026 and December 31, 2025, respectively, and 415,092,825 and 404,963,061 shares outstanding as of September 30, 2026, and December 31, 2025, respectively	425	412
Additional paid-in capital	1,953,736	1,808,786
Accumulated deficit	(1,353,896)	(1,003,656)
Treasury stock, at par, 10,144,958 and 7,111,468 shares at September 30, 2026 and December 31, 2025, respectively	(10)	(7)
Total stockholders’ equity	600,255	805,535
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$7,666,054	$4,291,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue - bitcoin mining	$20,849	$71,707	$80,524	$164,231
Revenue - HPC leasing	5,852	-	5,852	-
Total revenue	26,701	71,707	86,376	164,231
Costs and operating (expenses) income
Cost of revenue - bitcoin mining	(14,638)	(26,733)	(46,487)	(56,957)
Cost of revenue - HPC leasing	(726)	-	(1,629)	-
Compensation and benefits	(38,555)	(14,445)	(115,917)	(44,407)
General and administrative	(26,359)	(8,167)	(54,578)	(26,196)
Depreciation and amortization	(18,821)	(59,549)	(57,200)	(147,102)
Change in fair value of power purchase agreement	(13,910)	(9,030)	(48,040)	(17,180)
Power sales	4,251	2,335	8,684	4,702
Equity in losses of equity investees	-	(1,479)	(1,601)	(8,472)
Unrealized gains (losses) on fair value of bitcoin	12,394	108	33,055	(2,927)
Realized gains (losses) on sale of bitcoin	481	7,535	(47,251)	16,092
Other operating income (losses)	(2,733)	101	(20,432)	(2,732)
Total costs and operating expenses	(98,616)	(109,324)	(351,396)	(285,179)
Operating loss	(71,915)	(37,617)	(265,020)	(120,948)
Other income (expense)
Interest income	32,684	457	100,135	943
Interest expense	(58,994)	(1,286)	(184,888)	(3,200)
Change in fair value of warrant liability	127,180	31,860	20,280	31,860
Other income (expenses)	2,587	3,000	(20,036)	4,064
Total other income (expense)	103,457	34,031	(84,509)	33,667
Income (loss) before taxes	31,542	(3,586)	(349,529)	(87,281)
Current income tax benefit (expense)	54	767	(720)	(1,157)
Deferred income tax (expense) benefit	-	(464)	-	399
Total income tax benefit (expense)	54	303	(720)	(758)
Net income (loss)	31,596	(3,283)	(350,249)	(88,039)
Less: Net loss attributable to redeemable noncontrolling interest	9	-	9	-
Net income (loss) available for common stockholders	$31,605	$(3,283)	$(350,240)	$(88,039)
Earnings (loss) per share - basic	$0.08	$(0.01)	$(0.85)	$(0.23)
Earnings (loss) per share - diluted	$(0.22)	$(0.01)	$(0.85)	$(0.23)
Weighted average shares outstanding - basic	414,996,770	393,191,623	409,866,599	376,372,526
Weighted average shares outstanding - diluted	439,694,022	393,191,623	409,866,599	376,372,526
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Three Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of June 30, 2026	423,575,369	$424	$1,947,143	$(1,385,501)	(9,321,805)	$(9)	$562,057	$25,679
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,662,414	1	(19,742)	-	(823,153)	(1)	(19,742)	-
Share-based compensation	-	-	26,335	-	-	-	26,335	-
Net income (loss)	-	-	-	31,605	-	-	31,605	(9)
Balance as of September 30, 2026	425,237,783	$425	$1,953,736	$(1,353,896)	(10,144,958)	$(10)	$600,255	$25,670

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of June 30, 2025	388,123,588	$388	$1,014,685	$(266,168)	(1,365,042)	$(1)	$748,904	$-
Issuance of common shares, net of offering costs - At-the-market offering	6,000,000	6	31,725	-	-	-	31,731	-
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	1,364,763	1	(2,970)	-	(520,801)	(1)	(2,970)	-
Warrants exercised	45	-	1	-	-	-	1	-
Share-based compensation	-	-	8,812	-	-	-	8,812	-
Net loss	-	-	-	(3,283)	-	-	(3,283)	-
Balance as of September 30, 2025	395,488,396	$395	$1,052,253	$(269,451)	(1,885,843)	$(2)	$783,195	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(unaudited)

Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2025	412,074,529	$412	$1,808,786	$(1,003,656)	(7,111,468)	$(7)	$805,535	$30,319
Distributions to non-controlling interest	-	-	-	-	-	-	-	(4,640)
Issuance of common shares, net of offering costs - At-the-market offering	5,496,993	5	129,187	-	-	-	129,192	-
Delivery of common stock underlying restricted stock units and performance stock units, net of shares settled for tax withholding settlement	7,666,261	8	(67,375)	-	(3,033,490)	(3)	(67,370)	-
Share-based compensation	-	-	83,138	-	-	-	83,138	-
Net loss	-	-	-	(350,240)	-	-	(350,240)	(9)
Balance as of September 30, 2026	425,237,783	$425	$1,953,736	$(1,353,896)	(10,144,958)	$(10)	$600,255	$25,670

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	361,432,449	$361	$863,015	$(181,412)	(10,648,632)	$(11)	$681,953	$-
Issuance of common shares, net of offering costs - At-the-market offering	29,334,701	29	117,367	-	-	-	117,396	-
Treasury stock reissued for PIPE Investment	-	-	49,990	-	10,438,413	10	50,000
Delivery of common stock underlying restricted stock units, net of shares settled for tax withholding settlement	4,721,201	5	(5,950)	-	(1,675,624)	(1)	(5,946)	-
Warrants exercised	45	-	1	-	-	-	1	-
Share-based compensation	-	-	27,830	-	-	-	27,830	-
Net loss	-	-	-	(88,039)	-	-	(88,039)	-
Balance as of September 30, 2025	395,488,396	$395	$1,052,253	$(269,451)	(1,885,843)	$(2)	$783,195	$-
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(350,249)	$(88,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,200	147,102
Amortization of operating right-of-use asset	1,330	1,205
Share-based compensation	84,208	27,830
Equity in losses of equity investees	1,601	8,472
Write-down of assets held for sale	7,437	-
Loss on disposal of assets	10,403	666
Amortization of debt discount and issuance costs	184,888	-
Non-cash lease expense	-	817
Deferred income taxes	-	(399)
Non-cash consideration received for services	(80,524)	(164,131)
Change in fair value of derivative assets	48,040	9,921
Change in fair value of warrant liability	(20,280)	(31,860)
Change in fair value of investments at fair value	21,207	-
Change in fair value of bitcoin collateral	-	(5,731)
Change in fair value of bitcoin loan	-	782
Change in unrealized (gains) losses on fair value of bitcoin	(33,055)	2,927
Realized losses (gains) on sale of bitcoin	47,251	(16,092)
Changes in operating assets and liabilities
(Decrease) increase in operating assets	(55,259)	4,490
Decrease in operating liabilities	(207,392)	(51,466)
Net cash used in operating activities	(283,194)	(153,506)
Cash flows from investing activities
Proceeds from sale of bitcoin	168,941	150,226
Proceeds from disposal of assets	52,798	-
Purchases of property and equipment	(2,517,241)	(262,969)
Purchases and development of software	-	(1,143)
Distributions paid to non-controlling interest	(4,640)	-
Investment in equity investees	(4,374)	(17,568)
Purchases of strategic contracts	(48,394)	-
Net cash used in investing activities	(2,352,910)	(131,454)
Cash flows from financing activities
Proceeds from notes, net of issuance costs	2,766,437	1,437,395
Proceeds from the issuance of common stock, net of offering costs	129,193	117,397
Repurchase of common shares to pay employee withholding taxes	(68,742)	(7,285)
Principal payments of financing lease	(2,821)	(3,625)
Purchase of capped call options	-	(82,680)
Proceeds from treasury stock reissued for PIPE investment	-	50,000
Principal payments on loan	-	(25,000)
Net cash provided by financing activities	2,824,067	1,486,202
Net increase in cash, cash equivalents, and restricted cash	187,963	1,201,242
Cash, cash equivalents, and restricted cash, beginning of the period	2,664,631	19,977
Cash and cash equivalents, and restricted cash, end of the period	$2,852,594	$1,221,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CIPHER DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental information
Cash paid for interest	$126,545	$-
Cash paid for income taxes, net	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Property and equipment purchases in accounts payable and accrued expenses	$719,635	$7,708
Interest capitalized on construction in progress	$59,799	$-
Investments acquired at fair value for sale of equity in investees interests	$29,400	$-
Right-of-use asset obtained in exchange for operating lease liability	$29,021	$491
Miners reclassified from held for sale to in service	$25,816	$-
Right-of-use asset obtained in exchange for finance lease liability	$17,959	$-
Derecognition of asset retirement obligation and asset retirement cost	$11,433	$-
Investments acquired at fair value for sale of miners	$10,355	$-
Sales tax accrual on machines placed in service	$3,503	$2,363
Decrease in Right-of-use asset and operating lease liability from lease modification	$2,957	$-
Bitcoin received from equity investees	$2,772	$20,714
Land asset adjustment on derecognition of lease liability and right-of-use asset	$1,618	$-
Issuance of warrant liability	$-	$544,450
Reclassification of deposits on equipment to property and equipment	$-	$31,453
Initial estimate of asset retirement obligation and related capitalized costs	$-	$10,743
Bitcoin transferred for rehypothecated collateral	$-	$31,720
Bitcoin loan payments	$-	$26,986
Bitcoin received as a loan	$-	$16,551
Treasury stock reissued for PIPE investment	$-	$10

The following table provides a reconciliation of Cash and cash equivalents together with Restricted cash as reported within the Condensed Consolidated Balance Sheets to the sum of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30,
	2026	2025
Cash and cash equivalents	$656,009	$1,207,440
Restricted cash, current	1,719,403	13,779
Restricted cash, non-current	477,182	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,852,594	$1,221,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION
Nature of operations
Cipher Digital Inc. (“Cipher,” “CDI,” or the “Company”) is focused on the development and operation of industrial-scale data centers for high-performance compute (“HPC”) hosting and bitcoin mining. The Company has a 300 MW data center in Wink, Texas that draws power from the power grid (the “Black Pearl Facility”) that was used for bitcoin mining through February 2026, and in August 2026 commenced phased delivery to an HPC tenant. The Company is also in the process of constructing two other sites for HPC tenants, with the 300 MW Barber Lake Facility for Fluidstack USA II Inc. (“Fluidstack”), expecting phased commencement in the fourth quarter of 2026 and the 100 MW Stingray data center (the “Stingray Facility”) expecting commencement in 2027. The Company’s portfolio as of September 30, 2026 also consists of seven additional sites expected to be built out for HPC. The Company also operates one wholly owned bitcoin mining data center, a 207 MW site located in Odessa, Texas that draws fixed priced power from a power purchase agreement with its electricity provider (the “Odessa Facility”).
Risks and uncertainties
Liquidity and capital resources
The Company has historically experienced net losses and negative cash flows from operations; however, proceeds from sales of bitcoin are categorized as cash flows from investing activities to the extent bitcoin is sold after seven days from receipt. As of September 30, 2026, the Company had approximate balances of Cash and cash equivalents of $656.0 million, working capital of $1,016.8 million, Total stockholders’ equity of $600.3 million and an Accumulated deficit of $1,353.9 million. The Company uses a combination of short-term and long-term financing arrangements, proceeds from sales of bitcoin earned by or received from its bitcoin mining data centers, and strategic sales of shares through “at-the-market” offerings to support its operating expenses and capital expenditures.
The Company monitors its balance sheet on an ongoing basis to determine the proper mix of bitcoin retention and bitcoin sales to support its cash requirements, ongoing operations, and capital expenditures. Bitcoin is classified as a current asset on the Company’s balance sheets due to its intent and ability to sell bitcoin to support operations when needed. Approximately $283.2 million of cash was used in operating activities during the nine months ended September 30, 2026.
During the nine months ended September 30, 2026, the Company sold bitcoin for proceeds of approximately $168.9 million. The Company paid approximately $2,517.2 million for property and equipment primarily related to the build-out of various facilities.
The Company has a master loan agreement with Coinbase Credit, Inc., as Lender, and Coinbase, Inc., as Lending Service Provider (the “Coinbase Master Loan Agreement”). Pursuant to the master loan agreement, the Company has a secured line of credit, with capacity to be determined, subject to credit review (the “Coinbase Overnight Credit Facility”). The borrowings are collateralized by bitcoin transferred to the Lending Service Provider’s platform.
On May 22, 2025, the Company issued $172.5 million of principal amount of convertible notes due in 2030 with an interest rate of 1.75% (the “2030 Convertible Notes”). The 2030 Convertible Notes are senior, unsecured obligations with interest due semiannually on May 15 and November 15 each year beginning on November 15, 2025. On October 16, 2026, the Company exchanged approximately $165.9 million of principal amount of the 2030 Convertible Notes for approximately 40.7 million shares of the Company’s common stock. Following this exchange, approximately $6.6 million aggregate principal amount of the 2030 Convertible Notes remains outstanding.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On October 16, 2026, the Company issued $850.0 million aggregate principal amount of 0.00% convertible senior notes due in 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes are senior, unsecured obligations of the Company and will mature on November 1, 2032, unless earlier repurchased or converted. Refer to Note 21, Subsequent Events for additional information.
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
A detailed description of the Company’s significant accounting policies is included in the Company’s 2025 Form 10-K as filed with the SEC on February 24, 2026. The Company’s unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes in the Company’s 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies from those disclosed in the notes to the Company’s audited consolidated financial statements included in the Company’s 2025 Form 10-K, except for the addition of our HPC leasing described below.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue recognition - bitcoin mining
The Company recognizes revenue related to bitcoin mining under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
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
Revenue recognition - HPC leasing
The Company generates revenue by leasing data center capacity and providing related services to customers including hyperscalers, AI labs, and neoclouds for high-performance computing. These arrangements generally include lease components related to the right to use specified data center space and associated infrastructure and nonlease components, including power delivery, environmental controls, physical security, connectivity products, operations and maintenance services and certain other operating services.
The Company evaluates each arrangement under ASC 842, Leases (“ASC 842”), to determine whether the arrangement contains a lease and whether the Company is acting as lessor. For its HPC data center assets, the Company has elected the practical expedient available under ASC 842 to combine nonlease components that have the same pattern of transfer as the related lease components into a single combined component. The combined component is accounted for under ASC 842 when the lease component is predominant and under ASC 606 when the nonlease component is predominant. The lease components are the predominant components in the Company's HPC lease arrangements and, accordingly, the combined components are accounted for as operating leases under ASC 842. As a result, all of the consideration within the HPC lease arrangement is presented as HPC leasing revenue on the condensed consolidated statements of operations. Recognition of HPC leasing revenue begins upon lease commencement, which occurs for each lease component when the applicable facility or phase is delivered to the customer and made available for its intended use.
The Company has concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements. For each lease component, the Company recognizes the total fixed payments allocated to the component on a straight-line basis over the noncancellable term. The difference between lease revenue recognized on a straight-line basis and contractual lease payments is recorded as an accrued rent receivable or deferred rent liability on the condensed consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement.
The lease arrangements generally require the Company to provide power delivery, environmental controls, physical security, connectivity, operations and maintenance and certain other operating services throughout the lease term. Any fixed monthly payments associated with these services are allocated to the related lease components and recognized as lease revenue on a straight-line basis over the lease term.
Certain arrangements also provide for reimbursement of electricity, taxes, insurance, maintenance and other operating costs incurred on behalf of tenants. These amounts are generally variable and are recognized as HPC leasing revenue in the period earned. Reimbursement-related lease payments are presented on a gross basis in the condensed consolidated statements of operations.
Certain lease arrangements also include customer-requested change orders to the lease component during the construction period. Recognition of HPC leasing revenue begins upon lease commencement, which occurs for each lease component when the applicable facility or phase is delivered to the customer and made available for its intended use.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company currently has two operating segments, Bitcoin Mining, which through operations produces bitcoin to generate revenue, and HPC Leasing through which data centers are constructed and leased to tenants for HPC. The Chief Operating Decision Maker (“CODM”) for the Company consists of the chief executive officer (“CEO”), and chief financial officer (“CFO”). The CODM reviews the performance of its segments primarily based on operating income when deciding on allocating resources. Refer to Note 19. Segment Reporting for more details on the Company’s significant segment expenses.
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
Accounts receivable
The Company’s accounts receivable balance as of September 30, 2026 consists primarily of amounts due related to rent, operating expense reimbursements, and change orders requested from tenants for its HPC data centers. Amounts recorded in accounts receivable consist of the amount invoiced, but not yet received from the tenant.
The Company’s accounts receivable balance as of December 31, 2025 consists of amounts due from its mining pool operator. Amounts recorded in accounts receivable consist of the block rewards and transaction fees earned on the last day (last contract period) of the period, but not yet received from the mining pool operator.
No allowance was recorded as of September 30, 2026 or December 31, 2025.
Fixed assets
As a result of fixed assets placed into service related to the Black Pearl Facility, the Company established estimated useful lives for Buildings from 10 to 40 years, and Infrastructure assets from 10 to 40 years.
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
The dilutive effect of RSUs is calculated using the treasury stock method. The dilutive effect of PSUs is calculated using the contingently issuable share method. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
shares calculated using the treasury stock method. The dilutive effect of the convertible notes was determined using the if-converted method. Under the if-converted method, net income (loss) is adjusted to reflect the assumption that the convertible notes were converted at the beginning of the period.
The Company’s potentially dilutive common shares have been excluded from the computation of diluted net loss per common share when the effect would be to reduce the net loss per common share, or increase the net income per common share.
The following is a reconciliation of the numerator and denominator of the diluted earnings (loss) per share computations for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted earnings (loss) per share:
Net income (loss) available for common stockholders - basic	$31,605	$(3,283)	$(350,240)	$(88,039)
Less: gain on change in fair value of Google warrant liability	(127,180)	—	—	—
Net income (loss) available for common stockholders - diluted	$(95,575)	$(3,283)	$(350,240)	$(88,039)

Weighted average shares outstanding - basic	414,996,770	393,191,623	409,866,599	376,372,526
Add:
Google Warrants	24,697,252	-	-	-
Weighted average shares outstanding - diluted	439,694,022	393,191,623	409,866,599	376,372,526

Net earnings (loss) per share - basic	$0.08	$(0.01)	$(0.85)	$(0.23)
Net earnings (loss) per share - diluted	$(0.22)	$(0.01)	$(0.85)	$(0.23)
The following table presents the common share equivalents that are excluded from the computation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2026 and 2025, because including them would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Note conversion(1)	161,930,746	50,438,686	161,930,746	50,438,686
Google warrants	—	—	24,710,265	—
Unvested RSUs & PSUs	17,115,345	25,691,978	17,115,345	25,691,978
Public warrants	—	8,613,935	—	8,613,935
	179,046,091	84,744,599	203,756,356	84,744,599
(1) Amounts assume conversion at the maximum conversion rates of 292.3976 and 85.7632 shares of the Company’s common stock per $1,000 principal amount of the 2030 Convertible Notes and 2031 Convertible Notes, respectively.
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
Recently issued accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 seeks to improve disclosures around expenses and provide more detail to investors about certain types of expenses in commonly presented captions. The updated guidance is effective for the Company for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 seeks to modernize the internal-use software guidance, primarily by removing the project-stage framework (preliminary/application development/post-implementation) in favor of a principle focused on when it is probable that the software will be completed and used as intended. The updated guidance is effective for the Company for annual periods beginning January 1, 2028. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of interim financial statements, provides a comprehensive list of required interim disclosures, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The updated guidance is effective for the Company for interim periods beginning January 1, 2028, and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on the notes to its condensed consolidated financial statements.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3. BITCOIN
The following table presents information about the Company’s bitcoin (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Opening balance	$125,400	$92,651
Bitcoin received from equity investees	2,772	20,714
Bitcoin received from mining activities	80,908	139,858
Bitcoin received from loan	-	16,551
Bitcoin paid for interest on loan	-	(140)
Proceeds from sales of bitcoin	(168,941)	(150,226)
Realized (losses) gains on sales of bitcoin, net	(47,251)	16,092
Unrealized gains (losses) on fair value of bitcoin	33,055	(2,927)
Realized loss on bitcoin transferred to collateral, net	-	(3,195)
Bitcoin transferred from collateral, net	-	40,925
Ending balance	$25,943	$170,303
The Company held approximately 310 and 1,433 bitcoin at September 30, 2026, and December 31, 2025, respectively. The associated fair values and cost bases of bitcoin held were $25.9 million, and $21.6 million, respectively, at September 30, 2026, and $125.4 million, and $154.1 million, respectively at December 31, 2025. Fair value of bitcoin is estimated using the closing price at 23:59:59 UTC in the Company’s principal market, which is a Level 1 input (i.e., an observable input such as a quoted price in an active market for an identical asset). The Company accounts for bitcoin on a first-in-first-out (“FIFO”) basis.
Additionally, the Company may pledge bitcoin as collateral related to bitcoin trading strategies. As of September 30, 2026, the Company had 10 bitcoin with a fair value of $0.8 million pledged as part of trading strategies. As of December 31, 2025 the Company had no bitcoin pledged as part of trading strategies.
NOTE 4. DERIVATIVE ASSETS
On June 23, 2021, the Company entered into a power purchase agreement with Luminant, which was subsequently amended on July 9, 2021, and further amended on February 28, 2022, August 26, 2022, and August 23, 2023 (as amended, the “Luminant Power Agreement”), for the supply of a fixed amount of electric power to the Odessa Facility at a fixed price for a term of five years, subject to certain early termination exemptions. The Luminant Power Agreement provides for subsequent automatic annual renewal unless either party provides written notice to the other party of its intent to terminate the agreement at least six months prior to the expiration of the then current term.
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
The Company may opportunistically sell electricity in the ERCOT market in exchange for cash payments, rather than utilizing the power to mine for bitcoin at the Odessa Facility to manage the Company’s operating costs. From power sales, the Company earned approximately $4.3 million and $2.3 million for the three months ended September 30, 2026, and 2025, respectively, and $8.7 million, and $4.7 million for the nine months ended September 30, 2026, and 2025, respectively, and recorded this amount within Costs and operating (expenses) income on the condensed consolidated statements of operations, with the corresponding cost of the power sold recorded in Cost of revenue - bitcoin mining.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net, including leased property and equipment, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Miners and mining equipment	$185,676	$289,680
Leasehold improvements	120,029	134,122
Land	191,847	79,054
Buildings	89,033	66,594
Infrastructure	189,090	108,827
Other	2,742	1,873
Construction-in-progress	3,357,356	276,470
Deposits on equipment	17,666	10,962
Total cost of property and equipment	4,153,439	967,582
Less: accumulated depreciation	(253,559)	(334,165)
Property and equipment, net	$3,899,880	$633,417
As of September 30, 2026, the Company had approximately $3,357.4 million of construction-in-progress related to construction at various sites related to building data centers for leasing to HPC tenants.
Depreciation expense was approximately $18.6 million and $59.3 million for the three months ended September 30, 2026 and 2025, respectively, and included approximately $0.6 million and $0.8 million of accretion expense related to the Company’s asset retirement obligations, and $56.5 million, and $146.5 million for the nine months ended September 30, 2026, and 2025, respectively, and included approximately $1.8 million and $1.9 million for the nine months ended September 30, 2026, and 2025, respectively, of accretion expense related to the Company’s asset retirement obligations.
The Company completed a quantitative assessment during the fourth quarter of 2025 in connection with a substantial decline in the price of bitcoin with increased network hashrate, and concluded an impairment existed on the miners and leasehold improvements at the Odessa Facility as of the assessment date. The Company recorded an impairment of $45.3 million on these long-lived assets at the Odessa Facility in Other operating losses in the year ended December 31, 2025. There was no impairment recognized for the nine months ended September 30, 2026.
NOTE 6. MINERS HELD FOR SALE
As of September 30, 2026, the Company has no equipment classified as held for sale. As of December 31, 2025, the Company presented separately from Property and equipment, net $94.9 million of mining rigs that the Company determined met the criteria to be classified as held for sale and were presented in Miners held for sale on the Company’s condensed consolidated balance sheets.
The Company recognized a loss of $7.4 million on the fair value of the miners during the nine months ended September 30, 2026. The loss is recorded in Other operating income (losses) on the Company’s condensed consolidated statements of operations.
NOTE 7. INVESTMENTS IN JOINT VENTURES
The Company accounted for its 49% equity ownership in each of Alborz LLC, Bear LLC, and Chief Mountain LLC (the “WindHQ JV sites”) using the equity method of accounting. The book value of these investments was included in Investment in equity investees on the Company’s condensed consolidated balance sheets, with the Company’s portion of income included in Equity in losses of equity investees on the Company’s condensed consolidated statements of operations.
Activity in the Company’s investments in equity investees during the nine months ended September 30, 2026, and 2025, consisted of the following (in thousands):

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Opening balance	$29,400	$53,908
Capital contributions	4,374	17,568
Accretion of basis differences related to miner contributions	243	3,927
Bitcoin received from equity investees	(2,772)	(20,714)
Equity in net losses of equity investees	(1,845)	(12,400)
Proceeds from sale of equity investee interests	(29,400)	-
Ending Balance	$-	$42,289
On February 19, 2026, the Company sold its 49% interests in the WindHQ JV sites to Canaan Inc (“Canaan”) in exchange for $29.4 million of Canaan common stock. In the year ended December 31, 2025, the Company recorded an additional expense in Equity in losses of equity investees to adjust the carrying value of its investments to the negotiated sale price.
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
Since the original purchase of Colchis, the Company made capital contributions to Colchis, which increased the Company’s ownership to 76% as of September 30, 2026.
NOTE 8. INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contracts	$124,528	$(992)	$123,536
Capitalized software	2,848	(1,290)	1,558
Total	$127,376	$(2,282)	$125,094

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Strategic contracts	$76,135	$(729)	$75,406
Capitalized software	2,848	(866)	1,982
Total	$78,983	$(1,595)	$77,388
The Company recorded amortization expense related to intangible assets of $0.2 million for both of the three months ended September 30, 2026 and 2025, and $0.7 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. The Company expects to record amortization expense as follows over the next five subsequent years:

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in thousands)
Remainder of Year Ending December 31, 2026	229
Year Ending December 31, 2027	917
Year Ending December 31, 2028	826
Year Ending December 31, 2029	615
Year Ending December 31, 2030	445
NOTE 9. SECURITY DEPOSITS
The Company’s security deposits consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Security deposits with utility providers	89,020	27,020
Other deposits	545	712
Total security deposits	$89,565	$27,732
As part of various transactions to acquire wholly owned sites, the Company has deposits with Oncor Electric Delivery Company LLC (“Oncor”), Lower Colorado River Authority (“LCRA”), City Public Service Board (“CPS Energy”), and American Electric Power (“AEP”) to construct infrastructure to provide the ability to energize each data center. These deposits are eligible to be returned to the Company if the data centers energize an agreed upon capacity within an agreed upon timeframe. As of September 30, 2026 the Company believes these deposits will be returned.
NOTE 10. SUPPLEMENTAL FINANCIAL INFORMATION
Prepaid expenses and other current assets were $56.3 million as of September 30, 2026, primarily consisting of receivables from utilities for cash deposits replaced with letters of credit, as well as the fair value of the 806,439,900 shares of Canaan Inc. common stock, acquired on February 19, 2026, as part of the sale of the Company’s WindHQ JV sites and certain mining rigs located at the Black Pearl Facility to Canaan.
Prepaid expenses and other current assets were $8.0 million at December 31, 2025, consisting primarily of prepaid insurance.
Other noncurrent assets were $555.1 million, and $562.0 million as of September 30, 2026, and December 31, 2025, respectively. The balance primarily consisted of an asset of $544.5 million at both periods representing the value of Google agreeing to make the lease payments from Fluidstack in the event of Fluidstack not fulfilling its obligations under the lease. The Company will amortize this asset over the life of the lease on a straight-line basis to recognize the benefit over the term of the benefit derived from the backstop.
The Company’s accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Construction costs	$507,066	$36,081
Accrued interest	77,606	16,892
Contingent liabilities	21,858	14,650
Employee compensation	10,200	5,847
Professional fees	4,970	3,994
Taxes	2,487	9,310
Power costs	2,403	2,622
Other	2,180	690
Total accrued expenses and other current liabilities	$628,770	$90,086

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 11. RELATED PARTY TRANSACTIONS
Related party receivables
The Company had no related party receivables as of September 30, 2026, and recorded related party receivables of approximately $0.3 million as of December 31, 2025, representing amounts owed to the Company from its equity method investees.
NOTE 12. LEASES
Lessor Accounting
In September 2025, the Company, through its wholly owned subsidiary Cipher Barber Lake LLC, entered into an agreement with Fluidstack for the development, construction and lease of an HPC data center facility for a 10-year term, with two five-year extension options, which lease was subsequently amended and restated in November 2025 (as so amended and restated, the “Fluidstack Lease”). As part of the Fluidstack Lease, the Company is required to provide certain services for the data center including supplying power, environmental controls, physical security and connectivity products to the tenant, and failure to provide these services may result in additional costs under the lease.
In connection with the Fluidstack Lease, Google LLC (“Google”) agreed to support certain payment obligations under the lease upon the occurrence of specified events. See additional information regarding this agreement in Note 16. Warrants.
In September 2026, the Company amended the Fluidstack Lease to provide for an updated phased delivery schedule, with individual data halls expected to be delivered between the fourth quarter of 2026 and the first quarter of 2027 and remove the two five-year extension options. Concurrently with the execution of the amendment to the Fluidstack Lease, the Company entered into a binding agreement with a leading AI lab to lease the facility for 10 years to commence following the term of the Fluidstack Lease. In connection with the amendment to the Fluidstack Lease and related tenant-modification change orders, the Company, Fluidstack and the leading AI lab established a cost reimbursement framework under which the Company will bear the first $359.3 million of costs in excess of the initial budgeted amount under the Fluidstack Lease. The tenant will reimburse the Company over the aggregate 20-year contracted term for 50% of any such costs above that amount, payable as additional rent and calculated in a manner to provide the Company with a contracted rate of return on such reimbursed amounts.
In October 2025, the Company, through its wholly owned subsidiary Cipher Black Pearl LLC, entered into a 15-year lease agreement with an investment grade hyperscaler tenant to deliver approximately 300 gross MW of turnkey data center capacity at the Black Pearl Facility (the “Black Pearl Facility Lease”). Delivery of the facility occurs on a phased basis, with the initial phase commenced in August 2026. The Black Pearl Facility Lease provides three five-year extension options, as well as a short-term extension option under specified conditions. The Company is required to provide ongoing services including power, operations and maintenance, and other operating services, and may be subject to rent credits or other remedies for failure to achieve specified milestones. Between November 2025 and July 2026, the parties entered into three amendments to the Black Pearl Facility Lease that, among other things, revised the data hall configuration and milestone delivery dates.
In March 2026, the Company, through a wholly owned subsidiary, entered into a data center lease agreement with an investment grade hyperscaler tenant for the development, construction and lease of an additional HPC data center facility at one of the Company’s existing sites in Texas. The initial term of the lease is 15 years, with multiple extension options at the tenant's election. The Company is responsible for construction of the facility, with phased delivery expected to begin in 2027. Base rent is abated prior to the first phase commencement date and commences on a per-phase basis as each phase is

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
delivered. The Company is required to provide ongoing services including power, operations and maintenance, and other operating services, and may be subject to rent credits or other remedies for failure to achieve specified delivery milestones.
The components of the Company’s HPC leasing revenue for its commenced operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Income relating to fixed payments	$5,231	$—	$5,231	$—
Income relating to variable payments	621	—	621	—
Total HPC leasing revenue	$5,852	$—	$5,852	$—
The difference between lease revenue recognized on a straight-line basis and contractual lease payments billed is recorded as accrued rent receivable or deferred rent liability. As of September 30, 2026, the Company had accrued rent receivables of $1.4 million, included in Other noncurrent assets, and deferred rent liabilities of $46.2 million included in Deferred revenue, in the Company’s condensed consolidated balance sheets. There were no accrued rent receivables or deferred rent liabilities as of December 31, 2025.
The following table presents the Company’s future minimum operating lease payments expected to be received from commenced lease components as of September 30, 2026. The table includes only base rent and excludes reimbursements and variable lease components:

Remainder of Year Ending December 31, 2026	$7,909
Year Ending December 31, 2027	29,989
Year Ending December 31, 2028	26,965
Year Ending December 31, 2029	27,774
Year Ending December 31, 2030	28,607
Thereafter	363,920
Total undiscounted lease payments	$485,164
Lessee Accounting
Odessa Facility Lease
The Company entered into a series of agreements with affiliates of Luminant, including the Lease Agreement dated June 29, 2021, as amended on July 9, 2021 and August 23, 2023 (as amended, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to the Company for the data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) of the Odessa Facility. The Company entered into the Luminant Lease Agreement and the Purchase and Sale Agreement dated June 28, 2021 with Vistra Operations Company LLC (the “Luminant Purchase and Sale Agreement”) to build the infrastructure necessary to support its Odessa Facility operations. The Company determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842, Leases (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values. The Combined Luminant Lease Agreement is classified as a finance lease.
The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of approximately five years, with renewal provisions that are aligned with the Luminant Power Agreement. Financing for use of the land and substation is provided by Luminant affiliates.
At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC, at a price to be determined based upon bids obtained in the secondary market.
Mikeska Ground Lease

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In August 2026, the Company, through its wholly-owned subsidiary Mikeska LLC, entered into a Second Amendment to Ground Lease with Purchase Option with the property owner to expand the optioned land, and extend term during which the purchase option is exercisable. The Company determined that it is reasonably certain to exercise the purchase option and classified the lease as a finance lease. At the amendment date, the Company recognized a finance lease ROU asset of $18.2 million and a lease liability of $18.0 million.
Reveille Facility Lease
The Company, through its wholly owned subsidiary, Cipher Reveille LLC, assumed a lease for up to 52 acres of land in LaSalle, Texas, in October 2024 for the purpose of constructing a data center, and ancillary infrastructure. The initial term of the lease is ten years, and includes two consecutive renewal options for ten years each.
Office and warehouse leases
The Company leases office space for its headquarters in New York, New York, and office space in Charleston, South Carolina, and Denver, Colorado. In September 2026, the Company entered into an agreement to terminate the license for its One Vanderbilt Avenue office effective January 30, 2027, and remeasured the related lease liability and right-of-use asset.
In April 2025, the Company entered into a commercial lease for a warehouse in Odessa, Texas.
In April 2026, the Company entered into an operating lease for office space in New York, New York.
All of the Company's office leases are classified as operating leases.
Additional lease information
Components of the Company’s lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance leases:
Amortization of ROU assets (1)	$503	$761	$1,508	$2,283
Interest on lease liability	298	246	655	817
Total finance lease expense	801	1,007	2,163	3,100
Operating leases:
Operating lease expense	1,746	676	4,185	1,962
Total operating lease expense	1,746	676	4,185	1,962
Total lease expense	$2,547	$1,683	$6,348	$5,062
(1)Amortization of finance lease ROU asset is included within depreciation expense. The Mikeska ROU asset is not amortized as the underlying asset is land.
The Company did not incur any variable lease costs during any of the periods presented.
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash flows - operating lease	$237	$570	$1,866	$1,648
Right-of-use asset obtained in exchange for finance lease liabilities	$17,959	$—	$17,959	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$491	$29,021	$491
Decrease in right-of-use asset and operating lease liability from lease modification	$2,957	$—	$2,957	$—

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term – finance lease (in years)	1.2	1.7
Weighted-average remaining lease term – operating lease (in years)	10.5	7.3
Weighted-average discount rate – finance lease	7.0%	11.0%
Weighted-average discount rate – operating lease	7.8%	8.0%
Finance lease ROU assets(1)	$20,052	$5,073
(1)As of September 30, 2026, the Company recorded accumulated amortization of $8.9 million for the Odessa finance lease ROU asset. Finance lease ROU assets are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets. The Mikeska finance lease ROU asset is not amortized, as the underlying asset is land.
As of September 30, 2026, future minimum lease payments are as follows (in thousands):

	Finance Lease	Operating Lease	Total
Remainder of Year Ending December 31, 2026	1,216	1,373	2,589
Year Ending December 31, 2027	3,253	3,546	6,799
Year Ending December 31, 2028	19,500	5,285	24,785
Year Ending December 31, 2029	—	5,179	5,179
Year Ending December 31, 2030	—	4,950	4,950
Thereafter	—	36,525	36,525
Total lease payments	23,969	56,858	80,827
Less present value discount	(1,650)	(19,830)	(21,480)
Total	$22,319	$37,028	$59,347
NOTE 13. COMMITMENTS AND CONTINGENCIES
Commitments
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. The Company’s maximum exposure under these arrangements, if any, is unknown as of September 30, 2026. In the normal course of business, the Company enters into contracts with suppliers, primarily related to construction, and has commitments of approximately $1,610.1 million as of September 30, 2026. The majority of commitments relate to construction at sites with leases to HPC tenants.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
NOTE 14. DEBT
Short-term borrowings
Coinbase Master Loan Agreement
The Company has the Coinbase Master Loan Agreement, under which the Company established the Coinbase Overnight Credit Facility with capacity to be determined, subject to credit review. The Company will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined based on the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan, and market demand. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the Lending Service Provider’s platform.
Current Portion of Long-term debt
As of September 30, 2026, the Company recorded $112.7 million in short-term borrowings on the Company’s condensed consolidated balance sheet as these scheduled principal payments are due within one year based on contractual terms.
Long-term borrowings
The following summarizes the Company’s long-term borrowings, net of debt issuance costs as of the period presented:

	September 30, 2026
	Maturity Date	Interest Rate	Outstanding Principal	Unamortized debt issuance costs and original issue discounts and premium, net	Current portion of Long-term Debt	Outstanding Borrowings, net
Long-term borrowings:
2030 Convertible Notes	May 2030	1.750%	$172,500	$(4,065)	$—	$168,435
2031 Convertible Notes	October 2031	0.000%	1,300,000	(382,574)	—	917,426
Cipher Compute 2030 Senior Secured Notes	November 2030	7.125%	1,733,000	(22,748)	(48,369)	1,661,883
Black Pearl 2031 Senior Secured Notes	February 2031	6.125%	2,000,000	(32,055)	(64,167)	1,903,778
Stingray 2031 Senior Secured Notes	June 2031	6.000%	810,000	(14,992)	—	795,008
Vehicle Loans	Various	10.300%	812	—	(168)	644
Total Long-term borrowings			$6,016,312	$(456,434)	$(112,704)	$5,447,174

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
On October 16, 2026, the Company exchanged approximately $165.9 million of principal amount of the 2030 Convertible Notes for approximately 40.7 million shares of the Company’s common stock. Following this exchange, approximately $6.6 million aggregate principal amount of the 2030 Convertible Notes remains outstanding.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following table summarizes the components of interest expense recognized on the Company's convertible notes for three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2030 Convertible Notes:
Contractual interest expense	$755	$755	$2,264	$1,073
Amortization of issuance costs and discount	267	261	797	371
Total interest expense	$1,022	$1,016	$3,061	$1,444

2031 Convertible Notes:
Contractual interest expense	$—	$—	$—	$—
Amortization of issuance costs and discount	15,970	—	46,584	—
Total interest expense	$15,970	$—	$46,584	$—
Cipher Compute 2030 Senior Secured Notes
On November 13, 2025, Cipher Compute LLC (“Cipher Compute”), a wholly owned indirect subsidiary of the Company, issued an aggregate principal amount of $1.4 billion of 7.125% Senior Secured Notes due 2030 (the “Cipher Compute 2030 Senior Secured Notes”). The Cipher Compute 2030 Senior Secured Notes are senior secured obligations of Cipher Compute and bear interest at a rate of 7.125% per year payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. The Cipher Compute 2030 Senior Secured Notes will mature on November 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. On November 24, 2025, Cipher Compute issued an additional $333.0 million aggregate principal amount of the Cipher Compute 2030 Senior Secured Notes.
The principal amount of the Cipher Compute 2030 Senior Secured Notes will amortize on a semi-annual basis on May 15 and November 15 of each year in amounts based on schedules in the indenture. No amortization will be payable prior to the completion of the Barber Lake Facility. Required amortization shall be subject to adjustment in case of partial redemption or repurchase.
On or after November 15, 2027, Cipher Compute may redeem the Cipher Compute 2030 Senior Secured Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the indenture. Prior to November 15, 2027, Cipher Compute may redeem the Cipher Compute 2030 Senior Secured Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Cipher Compute 2030 Senior Secured Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to November 15, 2027, Cipher Compute may redeem up to 40% of the aggregate principal amount of the Cipher Compute 2030 Senior Secured Notes in an amount not to exceed the amount of the proceeds of certain equity offerings, at the redemption price set forth in the indenture, plus accrued and unpaid interest.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Black Pearl 2031 Senior Secured Notes
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
Stingray 2031 Senior Secured Notes
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s obligations under the Revolving Credit Facility are secured on a first-priority basis by security interests in substantially all of the assets of the Borrower and each guarantor, including pledges of equity interests in the Borrower’s material subsidiaries.
The Revolving Credit Facility contains a financial maintenance covenant requiring the Company to maintain minimum Liquidity (as defined in the credit agreement) as of the last day of each fiscal quarter of: (i) $100.0 million prior to the commencement of all phases of the first of the Barber Lake Facility or the Black Pearl Facility; (ii) $150.0 million following commencement of all phases of the first such facility but prior to commencement of the second; and (iii) $200.0 million following commencement of all phases of both facilities. The Company has the right to cure a liquidity shortfall by issuing equity and designating the net proceeds thereof as cure proceeds within 15 business days following the date on which the related compliance certificate is required to be delivered. Each borrowing under the Revolving Credit Facility is also conditioned upon, among other things, the Company’s market capitalization meeting a specified minimum as of the trading day immediately preceding such borrowing. As of September 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Facility.
Debt issuance costs associated with the Revolving Credit Facility are presented as a deferred asset within other noncurrent assets on the condensed consolidated balance sheets and are amortized to interest expense on a straight-line basis over the term of the Revolving Credit Facility.
As of September 30, 2026, there were $40.6 million of letters of credit outstanding under the Revolving Credit Facility and no revolving borrowings outstanding.
As of September 30, 2026, aggregate future required minimum principal payments based on the terms of the long-term borrowings were as follows:

(in thousands)
Remainder of 2026	$40
2027	188,861
2028	295,095
2029	299,631
2030(1)	1,606,517
Thereafter(2)	3,626,168
Total principal of long-term borrowings	$6,016,312

(1) Included in 2030 is $172.5 million of principal related to the 2030 Convertible Notes which may be settled in cash, shares of common stock, or a combination thereof.
(2) Included in Thereafter is $1,300.0 million of principal related to the 2031 Convertible Notes which may be settled in cash, shares of common stock, or a combination thereof.
NOTE 15. STOCKHOLDERS’ EQUITY
As of September 30, 2026, 1,010,000,000 shares with a par value of $0.001 per share are authorized, of which 1,000,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock (“Preferred Stock”).
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
During the nine months ended September 30, 2026, the Company issued 4,902,606 shares of Common Stock to officers, employees and consultants in settlement of an equal number of fully vested RSUs awarded to these individuals, 2,709,999 shares of Common Stock upon the vesting and settlement of performance-based stock awards, and 53,656 shares of Common Stock to directors, pursuant to grants made under the Cipher Mining Inc. 2021 Incentive Award Plan (the “Incentive Award Plan”). The Company immediately repurchased 3,033,490 shares of Common Stock from officers and

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
employees, with a fair value of approximately $68.7 million, to cover taxes related to the settlement of vested RSUs and PSUs, as permitted by the Incentive Award Plan. The Company placed the repurchased shares in treasury stock.
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

Pursuant to the Amended and Restated Sales Agreement, the Agent selected by the Company (such Agent, the “Designated Agent”) may sell the Shares in sales deemed to be “at-the-market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the Shares under the Amended and Restated Sales Agreement and may at any time suspend or terminate the offering of the Shares pursuant to the Amended and Restated Sales Agreement upon notice and subject to other conditions. The Agents will act as sales agents and will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by it, on mutually agreed terms between the Agents and the Company. Under the terms of the Amended and Restated Sales Agreement, the Company agreed to pay the Designated Agent a commission up to 3.0% of the aggregate gross proceeds from any Shares sold through such Designated Agent pursuant to the Amended and Restated Sales Agreement. In addition, the Company agreed to reimburse certain expenses incurred by the Agents in connection with the Amended and Restated Sales Agreement. During the nine months ended September 30, 2026, the Company received proceeds of $129.2 million, net of issuance costs, from the sale of 5,496,993 shares of common stock, with an average net selling price of $23.50 per share.
NOTE 16. WARRANTS
On September 24, 2025, as consideration for Google agreeing to backstop certain obligations of Fluidstack in connection with the Fluidstack Lease, the Company entered into an agreement with Google, amended and restated on November 20, 2025 (the “Google Warrant Agreement”), pursuant to which the Company issued to Google a warrant to purchase 24,178,576 shares (the “Warrant Shares”) of the Company’s Common Stock for an exercise price of $0.01 per share of Common Stock (the “Google Warrants”), subject to adjustments related to delivery of shares to settle the 2030 Convertible Notes and the 2031 Convertible Notes. The Google Warrants have an exercise period beginning on the commencement

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
date of the Fluidstack Lease and expiring on November 20, 2030. Additionally, if, on the business day prior to the beginning of the exercise period under the Google Warrant Agreement, the value of the Warrant Shares does not equal or exceed $435.0 million, the Company shall be obligated to issue additional Warrant Shares and/or make a cash payment equal in the aggregate to such shortfall amount on the terms set forth in the Google Warrant Agreement. The Google Warrants are recorded at fair value in Warrant liability on the Company’s condensed consolidated balance sheets and changes in the fair value are recorded in Change in fair value of warrant liability on the Company’s condensed consolidated statements of operations. See additional information regarding valuation of the Google Warrants in Note 18. Fair Value Measurements.
On October 16, 2026, the Company delivered shares to settle a portion of the 2030 Convertible Notes, resulting in an increase of approximately 2.0 million underlying Warrant Shares.
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
Initially, up to 19,869,312 shares of Common Stock were available for issuance under awards granted pursuant to the Incentive Award Plan. In addition, the number of shares of Common Stock available for issuance under the Incentive Award Plan is increased on January 1 of each calendar year beginning in 2022 and ending in 2031 by an amount equal to the lesser of (a) three percent (3%) of the total number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares determined by the Board. On January 1, 2026, this resulted in an increase of 12,148,892 shares of Common Stock available for issuance under the Incentive Award Plan. As of September 30, 2026, 26,765,571 shares of Common Stock were available for issuance under the Incentive Award Plan.
The Company recognized total share-based compensation in Compensation and benefits on the condensed consolidated statements of operations for the following categories of awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service-based RSUs	$13,607	$6,690	$49,467	$23,040
Performance-based RSUs	13,027	2,384	34,741	5,696
Total share-based compensation expense	$26,634	$9,074	$84,208	$28,736
Service-based RSUs
A summary of the Company's unvested Service-Based RSU activity for the nine months ended September 30, 2026 is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	10,642,732	$3.95
Granted	3,779,115	$17.01
Forfeited	(18,530)	$11.08
Vested	(4,902,606)	$4.24
Unvested at September 30, 2026	9,500,711	$8.98

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2026, there was approximately $41.2 million of unrecognized compensation expense related to unvested Service-Based RSUs, which is expected to be recognized over a weighted-average vesting period of approximately 0.7 years.
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
There was no unrecognized compensation expense related to unvested 2021 Performance-Based RSUs at September 30, 2026.
In June 2026, the last of the 2021 Performance-Based RSUs vested as the Company achieved a market capitalization equal to or exceeding $10 billion.
On February 26, 2025, the Company issued an additional 2,490,943 Performance-Based RSUs (the “2025 Performance-Based RSUs”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $5.01. There was approximately $1.4 million in unrecognized compensation expense related to the 2025 Performance-Based RSUs at September 30, 2026, which is expected to be recognized over a weighted-average vesting period of approximately 0.27 years, regardless of whether the market conditions required for vesting are achieved.
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
On February 25, 2026, the Company issued an additional 2,179,406 Performance-Based RSUs (the “2026 Executive Officer PSU Agreement”) to the Company’s senior management team under the Incentive Award Plan at a weighted average grant date fair value of $26.80. None of the 2026 Performance-Based RSUs were vested as of September 30, 2026. There was approximately $31.0 million in unrecognized compensation expense related to the 2026 Performance-Based RSUs at September 30, 2026, which is expected to be recognized over a weighted-average vesting period of approximately 0.98 years, regardless of whether the market conditions required for vesting are achieved.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Following the conclusion of the performance period, the Company will calculate the number of PSUs expected to vest based upon the level of milestone attainment. The number of Earned PSUs will range from 0% to 200% of the target award amount based on the extent to which specified performance milestones are achieved during the performance period. For 94,757 of the awards, the applicable performance period ends on December 31, 2026, and for 37,903 of the awards, the applicable performance period ends on March 31, 2027. Subject to the employee’s continuous service through the vesting date, one-third of the Earned PSUs will vest at the end of the applicable performance period and the remaining two-thirds will vest in equal quarterly installments over the following two years with the first such vesting date occurring on March 31, 2027.
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
As of September 30, 2026, there was approximately $3.2 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average remaining service period of 0.98 years.
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

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Fair Value Measured as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$602,581	$-	$-	$602,581
Restricted cash
Money market securities	2,196,435	-	-	2,196,435
Bitcoin	25,943	-	-	25,943
Accounts receivable
Bitcoin receivable	285	-	-	285
Prepaid expenses and other current assets
Investments at fair value	18,548	-	-	18,548
Derivative asset	-	-	8,770	8,770
	$2,843,792	$-	$8,770	$2,852,562
Liabilities included in:
Warrant liability	-	-	504,880	504,880
	$-	$-	$504,880	$504,880

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets included in:
Cash and cash equivalents
Money market securities	$535,085	$-	$-	$535,085
Restricted cash
Money market securities	2,035,631	-	-	2,035,631
Bitcoin	125,400	-	-	125,400
Accounts receivable	687	-	-	687
Derivative assets	-	-	56,810	56,810
	$2,696,803	$-	$56,810	$2,753,613
Liabilities included in:
Warrant liability	$-	$-	$525,160	$525,160
	$-	$-	$525,160	$525,160
The Company’s financial assets and liabilities not subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows as of the dates indicated (in thousands):

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2026
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$168,435	$-	$620,388	$-	$620,388
2031 Convertible Notes	917,426	-	1,658,306	-	1,658,306
Cipher Compute 2030 Senior Secured Notes	1,710,252	-	1,741,665	-	1,741,665
Black Pearl 2031 Senior Secured Notes	1,967,945	-	1,957,500	-	1,957,500
Stingray 2031 Senior Secured Notes	795,008	-	774,101	-	774,101
	$5,559,066	$-	$6,751,960	$-	$6,751,960

	December 31, 2025
	Total carrying value	Level 1	Level 2	Level 3	Total
Liabilities included in:
Long-term borrowings
2030 Convertible Notes	$167,643	$-	$597,768	$-	$597,768
2031 Convertible Notes	$870,842	$-	$1,547,533	$-	$1,547,533
Cipher Compute 2030 Senior Secured Notes	$1,710,956	$-	$1,769,514	$-	$1,769,514
	$2,749,441	$-	$3,914,815	$-	$3,914,815
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
Power purchase agreement
The Company’s power purchase agreement, related to the Luminant Power Agreement, is divided between current and noncurrent assets, and was initially recorded on its condensed consolidated balance sheets on the derivative asset’s effective date of July 1, 2022, with an offsetting amount recorded to change in fair value of derivative asset in costs and operating expenses on the condensed consolidated statements of operations. Subsequent changes in fair value are also recorded to change in fair value of derivative asset. The Luminant Power Agreement was not designated as a hedging instrument. The estimated fair value of the Company’s derivative asset was derived from Level 2, and Level 3 inputs, due to a lack of quoted prices for similar type assets and as such, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years, and a remaining term of approximately 0.8 years. The valuations performed by the third-party valuation firm engaged by the Company utilized pre-tax discount rates of 5.52% and 4.80% as of September 30, 2026 and December 31, 2025, respectively, and include observable market inputs, but also include unobservable inputs based on qualitative judgment related to company-specific risk factors. Unrealized gains and losses associated with the derivative asset within the Level 3 category include changes in fair value that were attributable to amendments to the Luminant Power Agreement, changes to the quoted forward electricity rates, as well as unobservable inputs (e.g., changes in estimated usage rates and discount rate assumptions).

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the changes in the estimated fair value of the power purchase agreement measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Opening balance	$56,810	$85,670
Change in fair value	(48,040)	(17,180)
Ending balance	$8,770	$68,490
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
The Company engaged a third-party valuation firm to determine the fair value of the Google Warrants using a Black-Scholes option-pricing model and the quoted price of Common Stock. The following table presents significant assumptions utilized in the valuations of the Google Warrants as of the date indicated:

September 30, 2026
Risk-free rate	4.24%
Dividend yield rate	0.00%
Volatility	107.00%
Contractual term (in years)	4.2
The following table presents changes in the estimated fair value of the Google Warrants (amounts in thousands):

Balance as of December 31, 2025	525,160
Change in fair value	(20,280)
Balance as of September 30, 2026	$504,880
NOTE 19. SEGMENT REPORTING
Prior to the third quarter of 2026, the Company had one operating and reportable segment, Bitcoin Mining. In connection with the commencement of the initial phase of the Black Pearl Facility Lease in August 2026, the CODM began regularly reviewing discrete financial information for the Company’s HPC leasing activities to assess performance and allocate resources. As a result, beginning in the third quarter of 2026, the Company has two operating segments, Bitcoin Mining, which through operations produces bitcoin to generate revenue, and HPC Leasing through which data centers are constructed and leased to tenants for HPC. The CODM for the Company consists of the CEO and CFO. The CODM reviews the performance of the Company’s operating segments primarily based on operating income when deciding on allocating resources. As a result, the Company retrospectively recast prior period results by segment to conform to the current period presentation. Asset information by reportable segment is not regularly provided to the CODM for resource allocations and, accordingly, segment asset information is not presented.
The Company’s revenues, significant expenses, operating income, and net income by segment for the three months ended September 30, 2026, and 2025 are summarized in the following table (in thousands):

Three Months Ended September 30, 2026
	Bitcoin Mining	HPC Leasing	Consolidated
Revenue	$20,849	$5,852	$26,701

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Costs and operating (expenses) income
Cost of revenue	$(14,638)	$(726)	$(15,364)
Depreciation and amortization	(16,415)	(2,406)	(18,821)
Change in fair value of power purchase agreement	(13,910)	—	(13,910)
Equity in losses of equity investees	—	—	—
Unrealized gains (losses) on fair value of bitcoin	12,394	—	12,394
Realized gains (losses) on sale of bitcoin	481	—	481
Direct operating expenses(1)	—	(2,009)	(2,009)
Other segment items(2)	4,257	(2,739)	1,518
Segment operating income (loss)	$(6,982)	$(2,028)	$(9,010)
Other operating items(3)			(62,905)
Operating (loss) income			$(71,915)
Interest income			$32,684
Interest expense			(58,994)
Other non-operating items(4)			129,767
Income before taxes			31,542
Total income tax benefit			54
Net income			$31,596

Three Months Ended September 30, 2025
	Bitcoin Mining	HPC Leasing	Consolidated
Revenue	$71,707	$—	$71,707
Costs and operating (expenses) income
Cost of revenue	$(26,733)	$—	$(26,733)
Depreciation and amortization	(59,549)	—	(59,549)
Change in fair value of power purchase agreement	(9,030)	—	(9,030)
Equity in losses of equity investees	(1,479)	—	(1,479)
Unrealized gains (losses) on fair value of bitcoin	108	—	108
Realized gains (losses) on sale of bitcoin	7,535	—	7,535
Direct operating expenses(1)	—	—	—
Other segment items(2)	2,443	(6)	2,437
Segment operating income (loss)	$(14,998)	$(6)	$(15,004)
Other operating items(3)			(22,613)
Operating (loss) income			$(37,617)
Interest income			$457
Interest expense			(1,286)
Other non-operating items(4)			34,860
Loss before taxes			(3,586)
Total income tax benefit			303
Net loss			$(3,283)
(1) Direct operating expenses consist of site-specific general and administrative expenses, primarily insurance, property taxes and site-level legal and professional fees, at operating HPC sites.
(2) Other segment items consist of power sales and other operating expenses, including non-capitalized project costs at HPC data center sites, loss on disposal of assets and fixed asset write-downs.
(3) Other operating items include compensation and benefits and general and administrative expenses not recorded at operating HPC sites (including those of HPC sites not yet commenced), which are not allocated to segments.
(4) Other non-operating items consist of the change in fair value of warrant liability and other income (expense), net.

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s revenues, significant expenses, operating income, and net income by segment for the nine months ended September 30, 2026, and 2025 are summarized in the following table (in thousands):

Nine Months Ended September 30, 2026
	Bitcoin Mining	HPC Leasing	Consolidated
Revenue	$80,524	$5,852	$86,376
Costs and operating (expenses) income
Cost of revenue	$(46,487)	$(1,629)	$(48,116)
Depreciation and amortization	(52,678)	(4,522)	(57,200)
Change in fair value of power purchase agreement	(48,040)	—	(48,040)
Equity in losses of equity investees	(1,601)	—	(1,601)
Unrealized gains (losses) on fair value of bitcoin	33,055	—	33,055
Realized gains (losses) on sale of bitcoin	(47,251)	—	(47,251)
Direct operating expenses(1)	—	(2,017)	(2,017)
Other segment items(2)	(9,096)	(2,651)	(11,747)
Segment operating loss	$(91,574)	$(4,967)	$(96,541)
Other operating items(3)			(168,479)
Operating loss			$(265,020)
Interest income			$100,135
Interest expense			(184,888)
Other non-operating items(4)			244
Loss before taxes			(349,529)
Total income tax expense			(720)
Net loss			$(350,249)

Nine Months Ended September 30, 2025
	Bitcoin Mining	HPC Leasing	Consolidated
Revenue	$164,231	$—	$164,231
Costs and operating (expenses) income
Cost of revenue	$(56,957)	$—	$(56,957)
Depreciation and amortization	(147,102)	—	(147,102)
Change in fair value of power purchase agreement	(17,180)	—	(17,180)
Equity in losses of equity investees	(8,472)	—	(8,472)
Unrealized gains (losses) on fair value of bitcoin	(2,927)	—	(2,927)
Realized gains (losses) on sale of bitcoin	16,092	—	16,092
Direct operating expenses(1)	—	—	—
Other segment items(2)	4,290	(2,319)	1,971
Segment operating income (loss)	$(48,025)	$(2,319)	$(50,344)
Other operating items(3)			(70,604)
Operating loss			$(120,948)
Interest income			943
Interest expense			(3,200)

CIPHER DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other non-operating items(4)	35,924
Loss before taxes	(87,281)
Total income tax expense	(758)
Net loss	$(88,039)
(1) Direct operating expenses consist of site-specific general and administrative expenses, primarily insurance, property taxes and site-level legal and professional fees, at operating HPC sites.
(2) Other segment items consist of power sales and other operating expenses, including non-capitalized project costs at HPC data center sites, loss on disposal of assets and fixed asset write-downs.
(3) Other operating items include compensation and benefits and general and administrative expenses not recorded at operating HPC sites (including those of HPC sites not yet commenced), which are not allocated to segments.
(4) Other non-operating items consist of the change in fair value of warrant liability and other income (expense), net.

NOTE 20. INCOME TAXES
The determination of income tax expense in the unaudited condensed consolidated statements of operations is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded an income tax benefit of approximately 0.2% of income before taxes and 8.4% of loss before taxes for the three months ended September 30, 2026 and 2025, respectively, and income tax expense of approximately 0.2% and 0.9% of loss before taxes for the nine months ended September 30, 2026 and 2025, respectively.
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
On October 16, 2026, the Company exchanged approximately $165.9 million of principal amount of the 2030 Convertible Notes for approximately 40.7 million shares of common stock. Following this exchange, approximately $6.6 million aggregate principal amount of the 2030 Convertible Notes remains outstanding.
On October 16, 2026, the Company issued $850.0 million aggregate principal of the 2032 Convertible Notes. The 2032 Convertible Notes are senior, unsecured obligations of the Company and will mature on November 1, 2032, unless earlier repurchased, redeemed or converted. The initial conversion rate is 65.3211 shares of the Company’s common stock per $1,000 principal amount of the 2032 Convertible Notes, which represents an initial conversion price of approximately $15.31 per share of the Company’s common stock. The Company granted the initial purchasers an option to purchase up to an additional $150.0 million aggregate principal amount of the 2032 Convertible Notes, which expired without being exercised. In connection with the pricing of the 2032 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2032 Convertible Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2032 Convertible Notes, and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2032 Convertible Notes, as the case may be with such reduction and/or offset subject to a cap. The cost of the Capped Call Transactions was approximately $89.7 million. With the net proceeds of the 2032 Convertible Notes, the Company funded capped call transactions, and the Company expects to use the remaining proceeds to fund the additional equity investment at Barber Lake, continue to develop its sites, and for general corporate purposes.

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
Our data center portfolio consists of approximately 4.3 gigawatts (“GW”) of grid capacity across 11 sites, at various stages of interconnection, as well as on-site generation capacity from the development of lateral pipelines capable of delivering natural gas sufficient to support up to 2.5 gigawatts of generation across multiple sites. We are currently developing 700 MW of HPC data center facilities across three sites for hyperscaler tenants, and we currently operate approximately 207 MW of capacity at one bitcoin mining data center in Texas. We also maintain a grid pipeline of approximately 3.4 GW across six sites in Texas and one additional site in Ohio.
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
A significant component of our current and future growth is expected to be generated through the development of our existing portfolio and acquisition of new sites. We are focused on developing the remaining sites in our pipeline for future HPC tenants, and evaluating additional sites, locations, and partnerships to expand our pipeline that are suitable for HPC tenants. From time to time, we may also look to sell individual assets that we do not consider to be core to our business and growth strategy. For further details on our pipeline of future sites that we expect to be suitable for HPC, see “Business—Site Pipeline” of our 2025 Form 10-K.
Recent Developments
On October 16, 2026, we exchanged approximately $165.9 million of principal amount of the 1.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) for approximately 40.7 million shares of common stock. Following this exchange, approximately $6.6 million aggregate principal amount of the 2030 Convertible Notes remains outstanding.
On October 16, 2026, we issued $850.0 million aggregate principal of 0.00% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes will mature on November 1, 2032, and have an initial conversion price of approximately $15.31 per share of our common stock. In connection with the pricing of the 2032 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the 2032 Convertible Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2032 Convertible Notes, and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2032 Convertible Notes, as the case may be with such reduction and/or offset subject to a cap. The cost of the Capped Call Transactions was approximately $89.7 million. With the net proceeds of the 2032 Convertible Notes, we funded capped call transactions, and expect to use the remaining proceeds to fund the additional equity investment at Barber Lake, continue to develop our sites, and for general corporate purposes.
Factors Affecting Our Results of Operations
There have been no material changes to the “Factors Affecting Our Results of Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K. Our financial position and results of operations depend to a significant extent on those factors.
Summary of Bitcoin Inventory
The following table presents information about our Bitcoin inventory for the nine months ended September 30, 2026, including bitcoin production and sales of bitcoin (dollar amounts in thousands):

	Quantity	Amounts
Opening balance	1,433	$125,400
Bitcoin received from equity investees	34	2,772
Bitcoin received from mining activities	1,095	80,908
Proceeds from sales of bitcoin	(2,252)	(168,941)
Realized losses on sale of bitcoin	—	(47,251)
Unrealized gains on fair value of bitcoin	—	33,055
Ending balance	310	$25,943

Components of Our Results of Operations
Bitcoin Mining Revenue
Our bitcoin mining revenue consists of bitcoin earned through mining activities at the Odessa and Black Pearl Facilities. We currently participate in third-party mining pools to mine bitcoin. The provision of computing power in accordance with the mining pool operator’s terms of service is the only performance obligation in our contract with the mining pool operator. We are entitled to a fractional share of the set cryptocurrency award from the mining pool operator (referred to as a “block reward”) and potentially transaction fees generated from blockchain users and distributed to individual miners by the mining pool operator.
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
HPC Leasing Revenue
HPC leasing revenue is generated by leasing data center capacity and providing related services to our tenants. These lease arrangements contain fixed payments for base rent of the data center, as well as variable components for certain operating expenses, primarily power, which are provided to tenants at cost and are recorded on a gross basis in HPC leasing revenue and Cost of revenue - HPC leasing.
Cost of revenue - bitcoin mining
Cost of revenue for bitcoin mining consists of direct production costs for our bitcoin mining data centers, primarily electricity expenses, as well as other facilities costs, but excludes depreciation which is separately stated.
Cost of revenue - HPC leasing
Cost of revenue for HPC leasing consists of direct production costs for our HPC data centers, primarily electricity expenses, as well as other facilities costs, but excludes depreciation which is separately stated. As part of our lease arrangements, certain operating expenses, primarily power, which are provided to tenants at cost and are recorded on a gross basis in HPC leasing revenue and Cost of revenue - HPC leasing.
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
Depreciation and amortization
Our Depreciation and amortization expense consists primarily of depreciation on our miners and mining equipment, and other capitalized assets placed into service related to construction of our data centers. We record depreciation expense on a straight-line basis over the estimated useful lives of the equipment.
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
Provision for income taxes
Our provision for income taxes primarily consists of state income taxes. A valuation allowance is recorded against substantially all of our net deferred tax assets, which are composed primarily of federal and state net operating loss carryforwards, stock-based compensation, intangible assets other than goodwill, investments in joint ventures and lease liabilities; in addition, we have deferred tax liabilities resulting from our derivative and right-to-use assets. Our ability to offset our deferred tax liabilities with our deferred tax assets is limited due to restrictions on the ability to offset taxable income by more than eighty percent with federal net operating losses. As a result, we have recorded a deferred tax liability for the amount of future taxable income that is not expected to be covered by net operating losses. We evaluate our ability to recognize our deferred tax assets annually by considering all positive and negative evidence available as prescribed by the Financial Accounting Standards Board (“FASB”) under its general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue - bitcoin mining	$20,849	$71,707	$80,524	$164,231
Revenue - HPC leasing	5,852	$-	5,852	$-
Total revenue	26,701	71,707	86,376	164,231
Costs and operating (expenses) income
Cost of revenue - bitcoin mining	(14,638)	(26,733)	(46,487)	(56,957)
Cost of revenue - HPC leasing	(726)	-	(1,629)	-
Compensation and benefits	(38,555)	(14,445)	(115,917)	(44,407)
General and administrative	(26,359)	(8,167)	(54,578)	(26,196)
Depreciation and amortization	(18,821)	(59,549)	(57,200)	(147,102)
Change in fair value of power purchase agreement	(13,910)	(9,030)	(48,040)	(17,180)
Power sales	4,251	2,335	8,684	4,702
Equity in losses of equity investees	-	(1,479)	(1,601)	(8,472)
Unrealized gains (losses) on fair value of bitcoin	12,394	108	33,055	(2,927)
Realized gains (losses) on sale of bitcoin	481	7,535	(47,251)	16,092
Other operating income (losses)	(2,733)	101	(20,432)	(2,732)
Total costs and operating expenses	(98,616)	(109,324)	(351,396)	(285,179)
Operating loss	(71,915)	(37,617)	(265,020)	(120,948)
Other income (expense)
Interest income	32,684	457	100,135	943
Interest expense	(58,994)	(1,286)	(184,888)	(3,200)
Change in fair value of warrant liability	127,180	31,860	20,280	31,860
Other income (expenses)	2,587	3,000	(20,036)	4,064
Total other income (expense)	103,457	34,031	(84,509)	33,667
Income (loss) before taxes	31,542	(3,586)	(349,529)	(87,281)
Current income tax benefit (expense)	54	767	(720)	(1,157)
Deferred income tax (expense) benefit	-	(464)	-	399
Total income tax benefit (expense)	54	303	(720)	(758)
Net income (loss)	31,596	(3,283)	(350,249)	(88,039)
Less: Net loss attributable to redeemable noncontrolling interest	9	$—	9	$—
Net income (loss) available for common stockholders	$31,605	$(3,283)	$(350,240)	$(88,039)
Comparative Results for the Three Months Ended September 30, 2026 and 2025
Total Revenue
Total revenue for the three months ended September 30, 2026 was $26.7 million compared to $71.7 million for the three months ended September 30, 2025.
Bitcoin mining revenue was $20.8 million, a decrease of $50.9 million, and was generated from bitcoin mining operations at the Odessa Facility. The decrease was primarily driven by a decrease in bitcoin mined following the cessation of mining operations at the Black Pearl Facility in February 2026 in connection with its conversion into an HPC data center
HPC leasing revenue was $5.9 million following commencement of the initial phase of the Black Pearl Facility Lease in August 2026. HPC leasing revenue consisted primarily of $5.2 million of fixed lease payments recognized on a straight-line basis. There was no HPC leasing revenue in the prior year period.

Cost of revenue - bitcoin mining
Bitcoin mining cost of revenue for the three months ended September 30, 2026 was $14.6 million, compared with $26.7 million for the three months ended September 30, 2025, and consisted primarily of power costs at our Odessa data center, which has a fixed power cost. The decrease was primarily due to lower power costs following the cessation of mining at the Black Pearl Facility.
Cost of revenue - HPC Leasing
HPC leasing cost of revenue for the three months ended September 30, 2026 was $0.7 million. Included in HPC leasing cost of revenue are costs passed on to our tenants, which are recognized as revenue.
Compensation and benefits
Compensation and benefits for the three months ended September 30, 2026 was $38.6 million, compared to $14.4 million for the three months ended September 30, 2025. The increase is primarily due to stock-based compensation.
General and administrative
General and administrative expenses increased by $18.2 million to $26.4 million during the three months ended September 30, 2026 from $8.2 million for the three months ended September 30, 2025. The increase was primarily driven by increased charitable contributions, and legal fees in the current quarter related to strategic initiatives, as well as insurance related to construction.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2026 was $18.8 million, a decrease of $40.7 million compared to Depreciation and amortization of $59.5 million for the three months ended September 30, 2025. The decrease was primarily due to asset write-downs related to our mining business, and fewer assets in service in the current year due to sales of mining rigs.
Change in fair value of power purchase agreement
Change in fair value of power purchase agreement was a $13.9 million loss for the three months ended September 30, 2026 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of power purchase agreement was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement, the initial term of which is five years. The loss was driven by a decrease in the forward curve for power prices as well as less time remaining on the contract.
Power sales
At the Odessa Facility we sold excess electricity that was available under the Luminant Power Agreement back to the ERCOT market through Luminant. We sold power for proceeds of $4.3 million and $2.3 million for the three months ended September 30, 2026, and 2025, respectively. Power sales fluctuate each period based on power and bitcoin prices which are both volatile.
Equity in losses of equity investees
There were no Equity in losses of equity investees for the three months ended September 30, 2026 compared to $1.5 million for the three months ended September 30, 2025. Equity in losses of equity investees consisted of our 49% share in the losses generated by our three partially-owned mining sites prior to selling our interests in February 2026.
Unrealized gains on fair value of bitcoin
Unrealized gains on fair value of bitcoin totaled $12.4 million for the three months ended September 30, 2026, compared to $0.1 million for the three months ended September 30, 2025. Unrealized gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.

Realized gains (losses) on sale of bitcoin
Realized gains on sale of bitcoin totaled $0.5 million for the three months ended September 30, 2026 compared to $7.5 million for the three months ended September 30, 2025. Realized gains on sale of bitcoin is a result of selling bitcoin at prices different from the cost basis.
Other operating (losses) income
Other operating losses were $2.7 million for the three months ended September 30, 2026, compared to other operating income of $0.1 million for the three months ended September 30, 2025. The current period primarily consisted of costs incurred at the Barber Lake Facility prior to lease commencement.
Other income (losses)
Other income totaled $103.5 million for the three months ended September 30, 2026, compared to Other income of $34.0 million for three months ended September 30, 2025.The increase was primarily driven by a $127.2 million gain on the change in fair value of our warrant liability, compared to a gain of $31.9 million in the prior year period, and interest income of $32.7 million earned on cash and restricted cash raised from our debt financings. These were partially offset by interest expense of $59.0 million, net of capitalized interest, on our senior secured notes and convertible notes, compared to $1.3 million in the prior year period.
Provision for income taxes
For the three months ended September 30, 2026, we recorded a benefit for income taxes of $0.1 million. For the three months ended September 30, 2025, we recorded a benefit for income taxes of $0.3 million.
Comparative Results for the Nine Months Ended September 30, 2026 and 2025
Revenue
Total revenue for the nine months ended September 30, 2026 was $86.4 million, compared to $164.2 million for the nine months ended September 30, 2025.
Bitcoin mining revenue was $80.5 million, a decrease of $83.7 million, and was generated from bitcoin mining operations at the Odessa Facility and, through February 2026, the Black Pearl Facility. The decrease was primarily driven by fewer bitcoin mined following the cessation of mining at the Black Pearl Facility.
HPC leasing revenue was $5.9 million following commencement of the initial phase of the Black Pearl Facility Lease in August 2026. HPC leasing revenue consisted primarily of $5.2 million of fixed lease payments recognized on a straight-line basis. There was no HPC leasing revenue in the prior year period.
Cost of revenue - bitcoin mining
Cost of revenue for the nine months ended September 30, 2026 was $46.5 million, compared with $57.0 million for the nine months ended September 30, 2025, and consisted primarily of power costs at our data centers. The decrease is primarily due to decreased power costs as the Black Pearl Facility was being retrofit for HPC.

Cost of revenue - HPC Leasing
HPC leasing cost of revenue for the nine months ended September 30, 2026 was $1.6 million. Included in HPC leasing cost of revenue are costs passed on to our tenants, which are recognized as revenue.
Compensation and benefits
Compensation and benefits for the nine months ended September 30, 2026 was $115.9 million, an increase from $44.4 million for the nine months ended September 30, 2025, driven by an increase in headcount, and higher valuation on performance based stock compensation in the year.
General and administrative
General and administrative expenses for the nine months ended September 30, 2026 was $54.6 million, an increase of $28.4 million compared to $26.2 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in charitable contributions, and consulting and legal fees related to strategic initiatives, including our lease negotiations and other transactions, as well as insurance related to construction.
Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2026 was $57.2 million, a decrease of $89.9 million compared to Depreciation and amortization of $147.1 million for the nine months ended September 30, 2025. The decrease was primarily due to asset write-downs and sales related to our mining business resulting in fewer assets in service in the current year.
Change in fair value of power purchase agreement
Change in fair value of power purchase agreement was a $48.0 million decrease for the nine months ended September 30, 2026 and was driven by the fair value of the Luminant Power Agreement. The estimated fair value of our power purchase agreement was derived from Level 2 and Level 3 inputs, and, due to a lack of quoted prices for similar type assets, is classified in Level 3 of the fair value hierarchy. Specifically, the discounted cash flow estimation models contain quoted spot and forward prices for electricity, as well as estimated usage rates consistent with the terms of the Luminant Power Agreement. The loss was driven by a decrease in the forward curve for power prices as well as less time remaining on the contract.
Power sales
At our Odessa Facility, we sell excess electricity that is available under the Luminant Power Agreement, but not needed in our mining operations, back to the ERCOT market through Luminant. We sold power for proceeds of $8.7 million and $4.7 million for the nine months ended September 30, 2026, and 2025, respectively. Power sales fluctuate each period based on power and bitcoin prices, which are volatile.
Equity in losses of equity investees
Equity in losses of equity investees totaled $1.6 million for the nine months ended September 30, 2026 compared to $8.5 million for the nine months ended September 30, 2025. Equity in losses of equity investees consists of our 49% share in the losses generated by our three partially-owned bitcoin mining sites, and the accretion of the basis differences in our investments in the equity investees. These interests were sold in February 2026.
Unrealized (losses) gains on fair value of bitcoin
Unrealized gains on fair value of bitcoin totaled $33.1 million for the nine months ended September 30, 2026, compared to immaterial unrealized losses on fair value of bitcoin for the nine months ended September 30, 2025. Unrealized (losses) gains on fair value of bitcoin is driven by the cost of bitcoin mined compared to the price of bitcoin at the end of the period.
Realized gains and losses on sale of bitcoin

Realized losses on sale of bitcoin totaled $47.3 million for the nine months ended September 30, 2026 compared to gains of $16.1 million in the prior year period. In both periods, this is driven by selling bitcoin at prices differing from our cost basis.
Other operating (losses) income
Other operating losses were $20.4 million for the nine months ended September 30, 2026, compared to $2.7 million for the nine months ended September 30, 2025. The increase was primarily driven by a $10.4 million loss on disposal of assets and a $7.4 million loss on miners reclassified as held for sale, both related to our bitcoin mining business.
Other expense
Other expense totaled $84.5 million for the nine months ended September 30, 2026, compared to other income of $33.7 million for the nine months ended September 30, 2025. The change was primarily driven by interest expense of $184.9 million, net of capitalized interest, on our senior secured notes and convertible notes, compared to $3.2 million in the prior year period, and a $21.2 million unrealized loss on our investment in Canaan common stock. These were partially offset by interest income of $100.1 million on cash and restricted cash balances and a $20.3 million gain on the change in fair value of our warrant liability.
Income tax benefit (expense)
For the nine months ended September 30, 2026, we recorded a provision for income taxes of $0.7 million as a result of projected taxable income for the current year in the jurisdictions which we operate. For the nine months ended September 30, 2025, we recorded a provision for income taxes of $0.8 million.
Liquidity and Capital Resources
Cash used in operations was $283.2 million for the nine months ended September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $656.0 million, total stockholders’ equity of $600.3 million and an accumulated deficit of $1,353.9 million. We fund operations primarily through a combination of at-the-market stock issuances, short-term and long-term financing arrangements, and bitcoin sales.
We have established an at-the-market sales agreement (as amended and restated, the “Amended and Restated Sales Agreement”) with Cantor Fitzgerald & Co., Canaccord Genuity LLC, Needham & Company, LLC, Compass Point Research & Trading, LLC, Keefe, Bruyette & Woods, Inc., Virtu Americas LLC, and BTIG, LLC (each, an “Agent” and, together, the “Agents”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $725.7 million. For the nine months ended September 30, 2026, we received net proceeds on sales of 5.5 million shares of common stock under the Amended and Restated Sales Agreement of approximately $129.2 million (net of commissions and expenses) at an average net selling price of $23.50 per share. For more information on our at-the-market sales agreement and our at-the-market offerings, see Note 15. Stockholders’ Equity.
On March 23, 2026, we entered into a $200.0 million Revolving Credit Facility with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and a syndicate of lenders, which matures on March 23, 2030 (subject to a potential Springing Maturity Date tied to the 2030 Convertible Notes). The Revolving Credit Facility also provides for additional accordion option of up to $50.0 million. During the Pre-Completion Availability Period, the period prior to the earlier of the completion of the Barber Lake Facility or the Black Pearl Facility, aggregate borrowings under the Revolving Credit Facility are limited to $50.0 million. The Revolving Credit Facility includes a $50.0 million letter of credit sublimit. Borrowings bear interest at Term SOFR plus an initial applicable margin of 1.75% (or ABR plus 0.75%), with the margin adjustable thereafter based on our Consolidated Total Debt to Market Capitalization Ratio. We are also required to pay a commitment fee of 0.50% per annum on unfunded commitments. The Revolving Credit Facility is secured on a first-priority basis by substantially all of the assets of the Borrower and the guarantors. The Revolving Credit Facility contains a financial maintenance covenant requiring us to maintain minimum Liquidity of $100.0 million, increasing to $150.0 million after the first, and $200.0 million after both, of the Barber Lake Facility and the Black Pearl Facility commence operations. As of September 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility and were in compliance with all covenants. For more information on the Revolving Credit Facility, see Note 14. Debt.
We have a master loan agreement with Coinbase Credit, Inc., as lender, and Coinbase, Inc., as lending service provider. Pursuant to the master loan agreement, we currently have a secured line with capacity to be determined, (the

“Coinbase Overnight Credit Facility”), subject to credit review. We will not incur commitment fees for unused portions of the Coinbase Overnight Credit Facility. The borrowing rate on amounts drawn against the Coinbase Overnight Credit Facility is determined on the basis of the Federal Funds Target Rate - Upper Bound, plus 2.5%, calculated daily based on a 365-day year and payable monthly for the duration of the loan. Borrowings under the Coinbase Overnight Credit Facility are available on demand, open term, and collateralized by bitcoin transferred to the lending service provider’s platform. As of September 30, 2026, we had nothing drawn on the Coinbase Overnight Credit Facility.
On May 22, 2025, we issued $172.5 million principal amount of the 2030 Convertible Notes. The 2030 Convertible Notes are senior, unsecured obligations with interest due semiannually on May 15 and November 15 each year beginning on November 15, 2025.
On September 30, 2025, we issued an aggregate principal amount of $1,300.0 million of 0.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes” and together with the 2030 Convertible Notes and the 2032 Convertible Notes, the “Convertible Notes”). With the net proceeds of the 2031 Convertible Notes, we funded capped call transactions which are generally expected to reduce the potential dilution of the Company’s common stock that will initially underlie the 2031 Convertible Notes, and expect to use the remaining proceeds to finance a portion of the construction at the Barber Lake Facility, continue to develop our sites, and for general corporate purposes.
For more information on our Convertible Notes, and the Revolving Credit Facility see Note 14. Debt.
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
Cash Flows
The following table summarizes our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(283,194)	$(153,506)
Net cash used in investing activities	(2,352,910)	(131,454)
Net cash provided by financing activities	2,824,067	1,486,202
Net increase in cash and cash equivalents, and restricted cash	$187,963	$1,201,242
Operating Activities
Net cash used in operating activities was $283.2 million for the nine months ended September 30, 2026 compared to net cash used in operating activities of $153.5 million for the nine months ended September 30, 2025. We incurred a net loss of $350.2 million for the nine months ended September 30, 2026, compared to a net loss of $88.0 million for the nine months ended September 30, 2025, representing an increase of $262.2 million. Cash flows from operating activities was impacted by a $132.5 million increase in non-cash items, primarily driven by the increase in amortization of debt discount and issuance costs of $184.9 million, change in fair value of derivative assets of $38.1 million, and change in fair value of warrant liability of $11.6 million, partially offset by a $36.0 million decrease in unrealized losses on fair value of bitcoin, a decrease of $89.9 million in depreciation. Additionally, changes in assets and liabilities resulted in an increase in cash used of $215.7 million between the nine months ended September 30, 2026 and 2025.
Investing Activities
Cash used in investing activities increased to $2,352.9 million for the nine months ended September 30, 2026 compared to $131.5 million for the nine months ended September 30, 2025. This change primarily related to an increase of $2,254.3 million in purchases of property and equipment related to building out various facilities, partially offset by an increase of $18.7 million in proceeds from the sale of bitcoin, partially offset by $52.8 million of proceeds from disposal of assets.

Financing Activities
Cash flows provided by financing activities increased by $1,337.9 million to $2,824.1 million net cash provided by financing activities for the nine months ended September 30, 2026 from $1,486.2 million net cash provided by financing activities for the nine months ended September 30, 2025. This change was primarily driven by $1,329.0 million of proceeds from the issuance of notes, net of issuance costs, increase of $11.8 million of proceeds from issuance of common stock, net of offering costs, partially offset by a $61.5 million increase in cash used to repurchase common shares to pay employee withholding taxes during the nine months ended September 30, 2026.
Contractual Obligations and Other Commitments
We have leases for corporate office space with monthly rent payments of approximately $0.2 million. In April 2026, we entered into a lease for a new office in New York, with monthly rent payments of approximately $0.4 million starting in June 2027. In September 2026, we entered into an agreement to terminate our existing New York office at One Vanderbilt Avenue, effective January 30, 2027.
In August 2026, one component of the Black Pearl Facility Lease commenced. For scheduled principal payments on our long-term borrowings, including the Black Pearl 2031 Senior Secured Notes, see Note 14. Debt.
In the normal course of business, we enter into contracts with suppliers, primarily related to construction, and have commitments of approximately $1,610.1 million as of September 30, 2026. The majority of commitments relate to construction at sites with leases to HPC tenants.
We also entered into a series of agreements with affiliates of Luminant ET Services Company LLC (“Luminant”), including the Lease Agreement dated June 29, 2021, as amended on July 9, 2021 and August 23, 2023 (as amended, the “Luminant Lease Agreement”). The Luminant Lease Agreement leases a plot of land to us where our data center, ancillary infrastructure and electrical system (the “Interconnection Electrical Facilities” or “substation”) have been set up for our Odessa Facility. We entered into the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement to build the infrastructure necessary to support our planned operations. Management determined that the Luminant Lease Agreement and the Luminant Purchase and Sale Agreement should be combined for accounting purposes under ASC 842, Leases (collectively, the “Combined Luminant Lease Agreement”) and that amounts exchanged under the combined contract should be allocated to the various components of the overall transaction based on relative fair values.
Our management determined that the Combined Luminant Lease Agreement contains two lease components; and the components should be accounted for together as a single lease component, because the effect of accounting for the land lease separately would be insignificant.
The Combined Luminant Lease Agreement commenced on November 22, 2022 and has an initial term of approximately five years, with renewal provisions that are aligned with the Luminant Power Agreement. Financing for use of the land and substation is provided by Luminant affiliates. Despite lease commencement in November 2022, we had not been required by Luminant to make any lease payments for the substation prior to July 2023, therefore we accrued amounts due under the Combined Luminant Lease Agreement in accrued expenses and other current liabilities on our condensed consolidated balance sheet.
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
At the end of the lease term for the Interconnection Electrical Facilities, the substation will be sold back to Luminant’s affiliate, Vistra Operations Company, LLC, at a price to be determined based upon bids obtained in the secondary market.

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
The following is a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Adjusted EBITDA:
Net income (loss)	$31,596	$(3,283)	$(350,249)	$(88,039)
Interest income	(32,684)	(457)	(100,135)	(943)
Interest expense	58,994	1,286	184,888	3,200
Total income tax expense	(54)	(303)	720	758
Depreciation and amortization	18,821	59,549	57,200	147,102
EBITDA	$76,673	$56,792	$(207,576)	$62,078
Change in fair value of power purchase agreement	13,910	9,030	48,040	17,180
Share-based compensation expense	26,634	9,074	84,208	28,736
Other (gains) losses - nonrecurring	—	(2,246)	—	4,049
Change in fair value of warrant liability	(127,180)	(31,860)	(20,280)	(31,860)
Loss on miners held for sale	—	—	7,437	—
Adjusted EBITDA	$(9,963)	$40,790	$(88,171)	$80,183

Critical Accounting Policies, and Use of Estimates
For a description of our policies regarding our critical accounting estimates, see “Critical Accounting Policies and Estimates” of Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. As of September 30, 2026, there were no significant changes in our critical accounting policies and estimates or the application or the results of the application of those policies to our unaudited condensed consolidated financial statements from those previously disclosed in our 2025 Form 10-K except for the addition of our HPC leasing described in Note 2 to our condensed consolidated financial statements located in “Part I - Financial Information, Item 1. Financial Statements” in this Quarterly Report.
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
Bitcoin Price Risk
We hold bitcoin on our inventory at fair value, and as such we are exposed to the impact of the change in bitcoin price. As of September 30, 2026, we had 310 bitcoin in inventory. A 10% decrease in the price of bitcoin would result in an estimated $2.6 million increase in Net loss for the nine months ended September 30, 2026.
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
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2026, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
In the course of preparing our financial statements for the quarterly period ended September 30, 2026, management implemented enhanced internal controls over financial reporting related to our HPC leasing segment including design and operation of controls over revenue recognition related to leasing arrangements, and the completeness and accuracy of costs and related liabilities associated with capital projects.
We will continue to monitor and evaluate the effectiveness of these measures and are committed to taking further action and implementing additional improvements as necessary.
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Regulatory Framework

We may face electricity market risks relating to changes in laws, regulations and requirements of market operators, network operators and/or regulatory bodies, including with respect to interconnection of facilities of large electrical loads to the ERCOT grid (including ERCOT’s batch study process for large load interconnection requests and related governmental reviews), grid stability, voltage ride-through, frequency ride-through and curtailment obligations.
Certain governments and regulators are increasingly focused on the energy and environmental impact of HPC services and bitcoin mining. This has led, and could lead, to new governmental measures regulating, restricting or prohibiting the use of electricity for data center operators in the HPC industry, or could result in increased power costs for these types of power consumers. See “- Operating HPC data centers is energy-intensive, which may have a negative environmental impact. Changing environmental regulation and public energy policy may expose our business to new risks.” For example, in 2025, the Texas legislature enacted legislation SB 6 to support ERCOT’s grid reliability by proposing minimum transmission rates on certain large loads and removing phantom loads from its interconnection queue to enhance accuracy of actual future load growth. SB 6 requires the PUCT and ERCOT to create new processes and impose new requirements for the interconnection of facilities with large electrical loads of at least 75 MWs to the ERCOT system. SB 6 also requires security type payments as part of the initial interconnection request, and creates a new approval that is required for co-location of generation with large loads.
In September 2026, the PUCT adopted rules implementing SB 6’s large-load interconnection standards, including requirements relating to financial security, disclosures, interconnection agreements and funding of direct interconnection costs. These requirements became effective on October 8, 2026. SB 6 also requires the PUCT to amend its wholesale transmission cost-allocation rules by December 31, 2026, and the PUCT is considering measures that could require large loads to bear a greater share of transmission system upgrade costs, to pay minimum demand charges based on contracted peak demand and to move from the current four coincident peak (“4CP”) cost-allocation methodology to a twelve coincident peak (“12CP”) methodology, any of which could increase our or our tenants’ transmission-related costs. SB 6 further directs the PUCT and ERCOT to establish curtailment and demand-management obligations for large loads, including protocols to curtail large loads interconnected at transmission voltage after December 31, 2025 during firm load-shed events.
In addition, ERCOT has amended and continues to evaluate its processes for interconnection of large electrical loads to the ERCOT grid. In December 2025, ERCOT announced amendments to the approval process for large load interconnection requests and has since implemented a batch study process under which large load interconnection requests are grouped and evaluated collectively in periodic study cycles rather than on a first-come, first-served basis. The initial study under this process, known as “Batch Zero,” was established through revisions to ERCOT’s Planning Guide and Nodal Protocols that the PUCT approved on June 18, 2026, with an effective date of July 11, 2026. Under Batch Zero, large loads are classified as base load, studied load, or load that has not met the criteria for inclusion and will require study in a future process. The approval of any individual request may depend on the aggregate load requested in the same batch, the results of system-wide reliability studies and the scope and cost of required network upgrades, and our requests could be delayed to a later study cycle, conditioned on our funding network upgrades or posting financial security, or approved at less than the requested load. These developments, along with requirements relating to grid stability, voltage ride-through and frequency ride-through that ERCOT has adopted for large computational loads, and curtailment obligations, could increase costs, delay project timelines, or impose additional operational constraints. On August 3, 2026, the Governor of Texas directed the PUCT and ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection process before additional data centers are approved to move forward, including the collection of project-level information regarding public financial incentives, reliance on the ERCOT grid versus on-site generation, water use and community impacts. ERCOT has indicated that its process to verify large loads included in Batch Zero is expected to take several months, and on August 20, 2026, the PUCT granted ERCOT’s request for additional time to develop and implement that process. We have completed submissions in connection with ERCOT’s initial Batch Zero eligibility verification and state and community impact review processes. ERCOT currently expects to issue the related reports by December 10, 2026. In the meantime, ERCOT has temporarily paused certain energization approvals for large data center loads pending completion of that process. We cannot predict the scope, duration or outcome of these reviews or any requirements or legislation that may result, and they could delay or prevent the interconnection or energization of our data centers. In 2024, the PUCT also required operators of large virtual currency mining operations connected to register their facilities with the PUCT. See “Business- Government Regulation” in our Annual Report on Form 10-K.

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
For example, on September 21, 2026, the Governor of Texas directed the Texas Commission on Environmental Quality (“TCEQ”) to halt all permits sought by data centers in Texas until completion of ERCOT’s audit of data centers in its interconnection queues. Although we do not expect the permitting pause to have a material impact on our near-term development timeline, the pause could delay future projects, expansions or modifications requiring additional or amended TCEQ authorizations. On-site gas-fired generation at our facilities could require air quality permits under the Clean Air Act and analogous Texas laws, including New Source Review requirements, and changes in federal or state emissions standards or permitting requirements could delay or prevent such generation or increase our costs.
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
As of September 30, 2026, our total consolidated indebtedness amounted to $6,016 million. In May 2025 and September 2025, we completed offerings of our 2030 Convertible Notes, 2031 Convertible Notes, from which we incurred $172.5 million and $1,300.0 million of additional indebtedness, respectively. In October 2026, we exchanged approximately $165.9 million of principal amount of the 2030 Convertible Notes for approximately 40.7 million shares of our common stock. Following this exchange, approximately $6.6 million aggregate principal amount of the 2030 Convertible Notes remains outstanding.
Additionally, in November 2025, Cipher Compute LLC, our wholly owned indirect subsidiary, incurred $1,733.0 million of indebtedness from offerings of $1,400.0 million and $333.0 million of our senior secured notes due 2030. In February 2026, Black Pearl Compute LLC, our wholly owned indirect subsidiary, incurred $2.0 billion of 6.125% senior secured notes due 2031. In March 2026, we entered into a $200.0 million revolving credit facility (the “Revolving Credit Facility”), under which, as of September 30, 2026, we had nothing drawn on revolving borrowings and $40.6 million of letters of credit outstanding. In June 2026, Stingray Compute LLC, our wholly owned indirect subsidiary, incurred $810.0 million of 6.000% senior secured notes due 2031. In October 2026, we completed an offering of our 2032 Convertible Notes, from which we incurred $850.0 million of additional indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Holders of the Convertible Notes may, subject to limited exceptions, require us to repurchase their Convertible Notes on May 15, 2028 (for the 2030 Convertible Notes), October 1, 2029 (for the 2031 Convertible Notes) and November 1, 2030 (for the 2032 Convertible Notes), and following a fundamental change, at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any. Upon maturity of the Convertible Notes, we must pay their principal amount and accrued and unpaid special interest and additional interest, if any, in cash, unless they have been previously repurchased, redeemed or converted.
In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock.
We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements that we may have in the future governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase Convertible Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the applicable indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of such notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
The issuance costs for the Convertible Notes are treated as a debt discount for accounting purposes and will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash special interest or additional interest payments, if any, we may be required to pay on the Convertible Notes, which will result in lower reported income.
In addition, the shares underlying the Convertible Notes are reflected in our diluted earnings per share using the “if converted” method. Under that method, diluted earnings per share is generally calculated assuming that all the Convertible Notes were converted solely into shares of our common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
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

The capped call transactions may affect the value of the 2031 Convertible Notes and the 2032 Convertible Notes and the market price of our common stock.
In connection with the issuance of the 2031 Convertible Notes and the 2032 Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions (collectively, the “option counterparties”). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2031 Convertible Notes or the 2032 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2031 Convertible Notes or 2032 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, the option counterparties entered into various derivative transactions, which may be exited in the future. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling shares of our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Convertible Notes (and are likely to do so during the 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of the applicable Convertible Notes and following any early conversion, repurchase or redemption of such notes, if we exercise the relevant election to terminate the corresponding portion of the capped call transactions). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

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
In addition, the terms of the capped call transactions are complex, and they may not operate as planned. For example, the terms of these transactions may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. Accordingly, the capped call transactions may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the capped call transactions.
The capped call transactions are separate transactions (in each case entered into between us and the option counterparties), are not part of the terms of the 2031 Convertible Notes or the 2032 Convertible Notes and will not change the holders’ rights under the 2031 Convertible Notes or the 2032 Convertible Notes.

The issuance of shares of our common stock upon conversion of the Convertible Notes and in exchange transactions will dilute the ownership interests of our stockholders and could depress the trading price of our common stock.
Upon conversion of the Convertible Notes, we will satisfy part or all of our conversion obligations in shares of our common stock. The issuance of shares of our common stock upon conversion of the Convertible Notes will dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock. In addition, in October 2026, we issued 40.7 million shares of our common stock in exchange transactions with certain holders of the 2030 Convertible Notes, and we may engage in additional exchanges of, or repurchases of, Convertible Notes. Holders that participate in any such exchanges may purchase or sell shares of our common stock or enter into or unwind derivative transactions in connection with hedge positions, which could adversely affect the market price of our common stock, and any issuance of shares in such exchanges will dilute our existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(b) Insider trading arrangements and policies.
No directors or “officers” (as defined in Section 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026.
Item 6. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	From	File No	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of March 4, 2021, by and among Good Works Acquisition Corp., Currency Merger Sub, Inc. and Cipher Mining Technologies Inc.	8-K	001-39625	2.1	3/5/21
3.1	Amended and Restated Certificate of Incorporation of Cipher Digital Inc.	8-K	001-39625	3.1	2/24/26
3.2	Amended and Restated Bylaws of Cipher Digital Inc.	8-K	001-39625	3.2	2/24/26
4.1	Indenture, dated as of October 16, 2026, between Cipher Digital Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39625	4.1	10/16/26
4.2	Form of certificate representing the 0.00% Convertible Senior Notes due 2032 (included as Exhibit A to Exhibit 4.1).	8-K	001-39625	4.2	10/16/26
4.3	Supplemental Indenture, dated as of August 3, 2026, among Stingray Compute LLC, Cipher Stingray LLC, Cipher Stingray Holdings LLC, and Wilmington Trust, National Association, as trustee, relating to the 6.000% senior secured notes.	10-Q	001-39625	4.3	8/4/26
10.1#	Amended and Restated Employment Agreement, dated as of August 4, 2026, by and between Tyler Page and Cipher Digital Inc.	10-Q	001-39625	10.1#	8/4/26
10.2#	Amended and Restated Employment Agreement, dated as of August 4, 2026, by and between Gregory Mumford and Cipher Digital Inc.	10-Q	001-39625	10.2#	8/4/26
10.3#	Amended and Restated Employment Agreement, dated as of August 4, 2026, by and between William Iwaschuk and Cipher Digital Inc.	10-Q	001-39625	10.3#	8/4/26
10.4#	Amended and Restated Employment Agreement, dated as of August 4, 2026, by and between Patrick Kelly and Cipher Digital Inc.	10-Q	001-39625	10.4#	8/4/26
10.5	Form of confirmation for the Capped Call Transactions.	8-K	001-39625	10.1	10/16/26
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

CIPHER DIGITAL INC.

Date: November 2, 2026	By:	/s/ Tyler Page
Tyler Page
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2026	By:	/s/ Gregory Mumford
Gregory Mumford
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)